Form 10-Q
period 2008-06-30
AGY Holding Corp.
filed 2008-08-12
CIK 1431824

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 333-150749

AGY HOLDING CORP.

(Exact name of registrant as specified in its charter)

Delaware	20-420637
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2556 Wagener Road

Aiken, South Carolina 29801

(Address of principal executive offices) (Zip Code)

(888) 434-0945

(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☒	Smaller Reporting Company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

There is no established trading market for the Common Stock of the registrant. As of August 12, 2008, there were 1,291,667 shares of common stock outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. – Consolidated Financial Statements

AGY Holding Corp. and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands except share and per share data)

	June 30, 2008 (Unaudited)	December 31, 2007 (1)
Assets
Current assets:
Cash	$1,466	$ 5,204
Restricted cash	1,231	1,217
Trade accounts receivables, less allowances of $4,101 and $3,842 at June 30, 2008 and December 31, 2007, respectively	18,702	16,717
Inventories, net	29,874	32,427
Deferred tax assets	10,683	11,392
Other current assets	5,917	2,435

Total current assets	67,873	69,392
Property, plant and equipment, and alloy metals, net	180,190	163,054
Intangible assets, net	22,744	24,034
Goodwill	84,803	85,457
Other assets	810	213

TOTAL	$356,420	$342,150

Liabilities and Shareholder’s Equity
Current liabilities:
Accounts payable	$13,110	$ 10,939
Accrued liabilities	16,009	17,468
Current portion of long-term debt and capital lease obligations	1,100	1,246

Total current liabilities	30,219	29,653
Long-term debt	188,100	175,000
Pension and other employee benefit plans	11,841	11,250
Deferred tax liabilities	30,207	30,207

Total liabilities	260,367	246,110

Commitments and contingencies
Shareholder’s equity:
Common stock, $.0001 par value per share; 5,000,000 shares authorized; 1,291,667 shares issued and outstanding	—	—
Additional paid-in capital	100,684	100,102
Accumulated deficit	(4,778)	(4,217)
Accumulated other comprehensive income	147	155

Total shareholder’s equity	96,053	96,040

TOTAL	$356,420	$342,150

(1)	Derived from audited financial statements

The accompanying notes are an integral part of the unaudited consolidated financial statements.

AGY Holding Corp. and Subsidiaries

Consolidated Statements of Operations

(Dollars in thousands, unless otherwise noted)

	(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net sales	$64,069	$48,564	$122,034	$86,397
Cost of goods sold	51,721	39,014	100,453	70,749

Gross profit	12,348	9,550	21,581	15,648
Selling, general and administrative expenses	4,912	4,220	9,352	8,234
Amortization of intangible assets	465	419	929	838
Other operating income	308	195	319	195

Income from operations	7,279	5,106	11,619	6,771
Other (expense) income:
Interest expense	(6,017)	(5,058)	(12,636)	(10,146)
Other (expense) income, net	(87)	(57)	109	(77)

Income (loss) before income tax benefit	1,175	(9)	(908)	(3,452)
Income tax (expense) benefit	(423)	(22)	346	1,297

Net income (loss)	$752	$(31)	$(562)	$(2,155)

The accompanying notes are an integral part of the unaudited consolidated financial statements.

AGY Holding Corp. and Subsidiaries

Consolidated Statements of Cash Flows

(Dollars in thousands, unless otherwise noted)

	(Unaudited)
	Six Months Ended June 30,
	2008	2007
Cash flow from operating activities:
Net loss	$(562)	$(2,155)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	5,702	6,150
Alloy metals depletion, net	5,843	3,516
Amortization of debt issuance costs	362	304
Amortization of intangibles with definite lives	929	838
Gain on sale or disposal of assets	(798)	(181)
Stock compensation	582	624
Deferred income taxes expense (benefit)	709	(1,314)
Changes in assets and liabilities:
Trade accounts receivable	(1,985)	(4,291)
Inventories	2,553	969
Other assets	(1,193)	21
Accounts payable	2,171	1,299
Accrued liabilities	(1,459)	(1,844)
Pension and other employee benefit plans	592	318

Net cash provided by operating activities	13,446	4,254

Cash flows from investing activities:
Purchases of property and equipment and alloy metals	(30,854)	(3,446)
Proceeds from the sale of assets	1,326	263
Increase in restricted cash	(14)	(32)
Other investing activities	(586)	85

Net cash used in investing activities	(30,128)	(3,130)

Cash flows from financing activities:
Payments on capital leases	(146)	(438)
Proceeds from Revolving Credit Facility	48,700	11,000
Payments on Revolving Credit Facility	(35,600)	(11,000)
Debt issuance costs and other	—	(44)

Net cash provided by (used in) financing activities	12,954	(482)

Effect of exchange rate changes on cash	(10)	12
Net (decrease) increase in cash	(3,738)	654
Cash, beginning of period	5,204	1,580

Cash, end of period	$1,466	$2,234

Supplemental disclosures of cash flow information:
Cash paid for interest	$11,869	$10,799

Cash paid for income taxes	$228	$—

The accompanying notes are an integral part of the unaudited consolidated financial statements

AGY HOLDING CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, unless otherwise noted)

1.	DESCRIPTION OF BUSINESS AND OVERVIEW

AGY Holding Corp. is a Delaware corporation with its headquarters in South Carolina. AGY Holding Corp. and its subsidiaries (“AGY” or the “Company”) is a leading manufacturer of advanced glass fibers that are used as reinforcing materials in numerous diverse high-value applications, including aircraft laminates, ballistic armor, pressure vessels, roofing membranes, insect screening, architectural fabrics, and specialty electronics. AGY is focused on serving end-markets that require glass fibers for applications with demanding performance criteria, such as the aerospace, defense, construction, electronics, automotive, and industrial end-markets.

The business is conducted through AGY Holding Corp.’s two wholly owned domestic operating subsidiaries, AGY Aiken LLC and AGY Huntingdon LLC, and its wholly owned foreign subsidiary, AGY Europe SARL, located in Lyon, France. AGY Holding Corp. has no operations or assets other than its investment in its wholly owned subsidiaries.

On April 7, 2006, all of the outstanding stock of AGY was acquired by KAGY Holding Company, Inc. (“Holdings”) in exchange for approximately $271,000 consideration (approximately $275,500, including acquisition-related costs and adjustments). This transaction (the “Acquisition”) and the related expenses and fees, including approximately $5,300 in deferred financing fees, were financed by a combination of approximately $98,000 in equity contribution and $185,000 in debt financing. As a result of the Acquisition, Holdings was required to apply purchase accounting to its financial statements in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations. Under SFAS No. 141, Holdings allocated the purchase price to the assets acquired and liabilities assumed based on their estimated fair values at the date of the Acquisition. Accordingly, all assets and liabilities have been recorded at their fair value as of April 7, 2006. All of the purchase accounting adjustments at Holdings have been pushed down to the consolidated financial statements of the Company. The consolidated balance sheet and related information at December 31, 2007, reflect final purchase accounting estimates, including a $2,602 reduction in goodwill in 2007 resulting from finalization of the valuation.

We operate and manage our operations as one business segment that manufactures glassfiber yarns and specialty materials that are used in a variety of industrial and commercial end-markets and applications. Of our total assets, approximately 99% are located in the United States.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In these notes, the terms “AGY”, “we”, “us” or “our” mean AGY Holding Corp. and subsidiary companies.

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of items of a normal recurring nature) considered necessary for a fair statement of results of operations have been included. Interim operating results are not necessarily indicative of the results to be expected for any other interim period or for the full year.

These financial statements should be read in conjunction with the audited financial statements of AGY Holding Corp. and Subsidiaries as of and for the year ended December 31, 2007 (the “2007 Consolidated Financial Statements”) that were included in Amendment No. 1 to the Company’s Registration Statement on Form S-4 (Registration No. 333-150749) filed with the Securities and Exchange Commission on May 30, 2008, which we refer to in this quarterly report as the “S-4 Registration Statement”.

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates and are subject to risks and uncertainties, including those identified in the “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” sections of the S-4 Registration Statement. Changes in the facts and circumstances may have a significant impact on the resulting financial statements. The critical accounting policies that affect the Company’s more complex judgments and estimates are described in the Company’s 2007 Consolidated Financial Statements and in this Quarterly Report under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies.”

Adoption of new accounting standards

Effective January 1, 2008, we adopted the Financial Accounting Standards Board (“FASB”) Statement No. 157, Fair Value Measurements (“SFAS 157”), for financial assets and liabilities. As permitted by FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No 157,” we elected to defer the adoption of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. See additional discussion in Note 16 regarding the effects of adopting this new accounting standard.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115 (“SFAS 159”), which is effective for fiscal years beginning after November 15, 2007. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. Unrealized gains and losses on items for which the fair value option is elected would be reported in earnings. We did not elect to measure eligible financial assets and liabilities using the fair value option as of January 1, 2008; therefore, there was no impact to our consolidated financial statements from the adoption of SFAS 159.

Recently issued accounting standards

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141(R)”), which replaces SFAS No. 141. SFAS 141(R) retains the underlying concepts of SFAS No. 141 in that all business combinations are still required to be accounted for at fair value under the purchase method of accounting, but SFAS 141(R) changed the application of the purchase method in a number of significant aspects. Acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. SFAS 141(R) amends FASB Statement No. 109 such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS 141(R) would also apply the provisions of SFAS 141(R) subsequent to December 15, 2008. Early adoption is not permitted. We are currently evaluating the new statement and anticipate that it will not have a significant impact on the determination or reporting of our financial results.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”). SFAS 160 requires entities to report noncontrolling (minority) interests in subsidiaries as equity. SFAS 160 is effective for fiscal years beginning after December 15, 2008. We have not determined what impact, if any, that adoption of this standard will have on our results of operations, cash flows, or financial position.

In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives. SFAS 161 also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of FASB Statement No. 133 have been applied, and the impact that hedges have on an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We have not yet determined what impact, if any, the adoption of SFAS 161 will have on our financial statements.

In May 2008, the FASB issued Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with GAAP for non-governmental entities. SFAS 162 directs the GAAP hierarchy to the entity, not the independent auditors, as the entity is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. SFAS 162 is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Presenting Fairly in Conformity with Generally Accepted Accounting Principles. We are currently evaluating the new statement and believe that, if it is approved in its current form, it will not have a significant impact on the determination or reporting of our financial results.

3.	Inventories, net

Inventories, net of reserves for excess, obsolete, and lower of cost or market adjustments of $937 and $1,238 as of June 30, 2008 and December 31, 2007, respectively, consist of the following:

	June 30, 2008	December 31, 2007
Finished goods and work in process	$19,880	$22,764
Materials and supplies	9,994	9,663

	$29,874	$32,427

4.	Property, Plant and Equipment and Alloy Metals

Property, plant and equipment and alloy metals consist of the following:

	June 30, 2008	December 31, 2007
Land	$861	$928
Buildings and leasehold improvements	14,764	15,065
Machinery and equipment	62,416	64,014
Alloy metals	120,978	101,722

	199,019	181,729
Less – Accumulated depreciation	(28,036)	(22,466)

	170,983	159,263
Construction-in-progress	9,207	3,791

	$180,190	$163,054

In October 2007, we acquired the North American Continuous Filament Mat (“CFM”) business of Owens Corning (“OC”). On March 31, 2008, we notified OC of our intention to terminate the Anderson, SC land and building lease, and under the terms of the CFM acquisition agreement, OC was to pay us $2.3 million once we had vacated the premise, which occurred in late June 2008. All of the conditions were met on June 30, 2008 to record the $2.3 million payment made by OC in early July 2008 in “Other Current Assets”. As discussed in Note 3 of our 2007 Consolidated Financial Statements, the amount paid to us by OC reduced the CFM acquisition cost, first reducing the goodwill and then reducing the value of the acquired property, plant and equipment by approximately $650 and $1,650, respectively.

5.	Intangible Assets

Intangible assets subject to amortization and trademarks, which are not amortized, consist of the following:

	June 30, 2008	December 31, 2007	Estimated Useful Lives
Intangible assets subject to amortization:
Customer relationships	$4,800	$4,800	11 years
Process technology	10,200	10,200	18 years
Deferred financing fees	5,145	5,145	5 to 8 years
Covenant not to compete	2,018	2,018	3 years

Sub-Total	22,163	22,163
Less – Accumulated amortization	(5,032)	(3,742)

	17,131	18,421
Trademarks – not amortized	5,613	5,613

Net intangible assets	$22,744	$24,034

Deferred financing fees are amortized by the straight-line method, which approximates the effective interest method.

6.	Accrued Liabilities

Accrued liabilities consist of the following:

	June 30, 2008	December 31, 2007
Vacation	$2,501	$2,302
Real and personal property taxes, excluding prepetition amounts still in negotiation	3,805	3,870
Pre-petition real and personal property taxes	999	999
Payroll and benefits	2,597	2,898
Variable compensation accrual	970	1,508
Amount due for pension reimbursement	810	1,947
Accrued interest	2,605	2,427
Current portion of pension and other employee benefits	1,133	1,133
Other	589	384

Total accrued liabilities	$16,009	$17,468

7.	Debt

Principal amounts of indebtedness outstanding under the Company’s financing arrangements consist of the following:

	June 30, 2008	December 31, 2007
Senior secured notes	$175,000	$175,000
Senior secured revolving credit facility	13,100	—
Capital lease obligations	1,100	1,246

Total debt	189,200	176,246
Less – Current portion	(1,100)	(1,246)

Total long-term debt	$188,100	$175,000

Senior Secured Revolving Credit Facility

The $40,000 Senior Secured Revolving Credit Facility (“Credit Facility”) matures in October 2011 and includes a $20,000 sublimit for the issuance of letters of credit and a $5,000 sublimit for swing line loans. The borrowing base for the Credit Facility is equal to the sum of: (i) an advance rate against eligible accounts receivable of up to 90%, plus (ii) the lesser of (A) 65% of the book value of eligible inventory (valued at the lower of cost or market) and (B) 85% of the net orderly liquidation value for eligible inventory, plus (iii) up to $32,500 of eligible alloy inventory, minus (iv) 100% of market-to-market risk on certain interest hedging arrangements, minus (v) a reserve of $7,500.

At our option, loans under the Credit Facility bear interest based on either the eurodollar rate or base rate (a rate equal to the greater of the corporate base rate of interest established by the administrative agent under the Credit Facility from time to time, and the federal funds effective rate plus 0.50%) plus, in each case, an applicable margin of 1.75% in the case of eurodollar rate loans and 0.75% in the case of base rate loans.

In addition, there are customary commitment and letter of credit fees under the Credit Facility. All obligations under the Credit Facility are guaranteed by the Company and all of its existing and future direct and indirect domestic subsidiaries. Our obligations under the Credit Facility are secured, subject to permitted liens and other agreed upon exceptions, by a first-priority security interest in substantially all of the Company’s assets.

At June 30, 2008 and December 31, 2007, we had $13,100 and no cash borrowings, respectively, outstanding under the Credit Facility. The weighted average interest rate for cash borrowings outstanding as of June 30, 2008, was 4.58%. At June 30, 2008 and December 31, 2007, we had also utilized approximately $10,600 and $450, respectively, of the Credit Facility for issued and outstanding standby letters of credit primarily for collateral required for alloy metal leases and workers’ compensation obligations. Borrowing availability at June 30, 2008 and December 31, 2007, was approximately $16,300 and $39,550, respectively.

The Credit Facility contains customary representations and warranties and customary affirmative and negative covenants, including, among other things, restrictions on indebtedness, liens, investments, mergers and consolidations, dividends and other payments in respect to capital stock, transactions with affiliates, and optional payments and modifications of subordinated and other debt instruments. The Credit Facility also includes customary events of default, including a default upon a change of control. We were in compliance with all such covenants at June 30, 2008 and December 31, 2007.

Senior Second Lien Notes

On October 25, 2007, we issued $175,000 aggregate principal amount of 11% senior second lien notes (“Old Notes”) due in 2014 to an initial purchaser, which were subsequently resold to qualified institutional buyers and non-U.S. persons in reliance upon Rule 144A and Regulation S under the Securities Act of 1933, as amended. On May 8, 2008, we filed with the United States Securities and Exchange Commission (“SEC”) a registration statement on Form S-4 under the Securities Act of 1933 related to the exchange offer of all the Old Notes, which was declared effective by the SEC on June 3, 2008. Per the exchange offer that was fully consummated and closed on July 11, 2008, holders of notes were entitled to exchange their outstanding Old Notes for exchange notes (“Notes”), which are identical in all respects to the Old Notes except:

•	the exchange notes are registered under the Securities Act;

•	the exchange notes are not entitled to any registration rights which were applicable to the outstanding Old Notes under the registration rights agreement; and

•	the liquidated damages provisions of the registration rights agreement are no longer applicable.

Interest on the Notes is payable semi-annually on May 15 and November 15 of each year beginning May 15, 2007. Our obligations under the Notes are fully and unconditionally guaranteed, jointly and severally, on a second-priority basis, by each of our existing and future domestic subsidiaries, other than immaterial subsidiaries, that guarantee the indebtedness of the Company, including the Credit Facility, or the indebtedness of any restricted subsidiaries.

At any time prior to November 15, 2009, we may, at our discretion, redeem up to 35% of the aggregate principal amount of Notes issued under the indenture at a redemption price of 111% of the principal amount, plus accrued and unpaid interest and additional interest, if any, to the redemption date, with the net cash proceeds of one or more equity offerings, provided that: (1) at least 65% of the aggregate principal amount of Notes originally issued under the indenture (excluding notes held by the Company) remains outstanding immediately after the occurrence of such redemption and (2) the redemption occurs within 90 days of the date of the closing of such equity offering. At any time prior to November 15, 2010, we may also redeem all or a part of the Notes at a redemption price equal to 100% of the principal amount of Notes redeemed plus an applicable make-whole payment. Currently, we do not expect to utilize any optional redemption provision.

As of June 30, 2008 and December 31, 2007, the estimated fair value of the Notes was $163,200 and $169,750, respectively, compared to a recorded book value of $175,000. The fair value of the Notes is estimated on the basis of quoted market prices; however, trading in these securities is limited and may not reflect fair value. The fair value is subject to fluctuations based on the Company’s performance, its credit rating and changes in interest rates for debt securities with similar terms.

Capital Leases

At June 30, 2008 and December 31, 2007, the Aiken, SC facility had a capital lease for manufacturing equipment. The lease is secured by a first priority lien on the leased assets, which had a $1,903 and $2,068 net book value as of June 30, 2008 and December 31, 2007, respectively. As of June 30, 2008, aggregate future minimum lease payments under the lease totaled $1,124, with $24 representing interest thereon. The balance of the obligation, $1,100 at June 30, 2008, is recognized as a current obligation in the accompanying consolidated balance sheet.

Maturities of Long-Term Debt

Maturities of long-term debt at June 30, 2008 consist of the following:

2008	$1,100
2011	13,100
2014	175,000

$189,200

8.	Capital Stock and Equity

The authorized capital consists of a total of 5,000,000 shares of common stock with a par value of $0.0001 per share. All 1,291,667 outstanding shares of the Company have been owned by Holdings since the Acquisition on April 7, 2006. The holder of each share has the right to one vote for each share of common stock held and no shareholder has special voting rights other than those afforded all shareholders generally under Delaware law. Shareholders will share ratably, based on the number of shares held, in any and all dividends the Company may declare. As indicated in Note 7, the payment of dividends is restricted by the Credit Facility and no dividends were paid in 2008 and in 2007.

9.	Employee Benefits

Pension and other Postretirement Benefits

Pension Benefits - As described more fully in our 2007 Consolidated Financial Statements, we have a reimbursement obligation to Owens Corning under Owens Corning’s defined benefit pension plan covering certain of our employees. Our obligation to Owens Corning is unfunded. We do not have a defined benefit pension plan.

Other Postretirement Benefit - We have a postretirement benefit plan that covers substantially all of our domestic employees. Upon the completion of the attainment of age sixty-two and ten years of continuous service, an employee may elect to retire. Employees eligible to retire may receive limited postretirement health and life insurance benefits. We also have an unfunded reimbursement obligation to Owens Corning for certain of our retirees who retired under Owens Corning’s retiree medical plan.

Net periodic benefit costs for the three and six months ended June 30, 2008 and June 30, 2007, are as follows:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	Pension Benefits		Post-Retirement Benefits		Pension Benefits		Post-Retirement Benefits
	2008	2007	2008	2007	2008	2007	2008	2007
Service cost	$—	$—	$105	$86	$—	$—	$210	$172
Interest cost	73	75	105	98	147	150	210	196

Total net periodic benefit cost	$73	$75	$210	$184	$147	$150	$420	$368

Expected net employer contributions for the defined benefit plan for the year ending December 31, 2008 are $603. Expected net employer contributions for the postretirement benefit plan for the year ending December 31, 2008 are $530.

Defined Contribution Plan

We have a defined contribution 401(k) plan that allows qualifying employees to contribute up to 30% of their annual pretax or after-tax compensation subject to Internal Revenue Service (IRS) limitations. Effective January 1, 2007, AGY provides a matching employer contribution of 50% up to 6% of each participant’s before-tax salary deferral. In addition, AGY may make an employer contribution to the plan based on the Company’s annual financial performance. For the six months ended June 30, 2008 and 2007, we contributed $402 and $288, respectively.

10.	Stock-based Compensation

Our stock-based compensation includes stock options and restricted stock as described in our 2007 Consolidated Financial Statements. Total stock-based compensation was $582 and $624 at June 30, 2008 and 2007, respectively. No additional stock options or restricted stock was granted, exercised, forfeited or expired during the six months ended June 30, 2008.

11.	Comprehensive Income (Loss)

Comprehensive income (loss) represents net income (loss) and other gains and losses affecting shareholder’s equity that are not reflected in our consolidated statements of operations. The components of comprehensive income (loss) for the three and six months ended June 30, 2008 and 2007 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net income (loss)	$752	$(31)	$(562)	$(2,155)
Currency translation adjustments	(6)	2	(8)	14

Comprehensive income (loss)	$746	$(29)	$(570)	$(2,141)

12.	Anderson Contract Termination Costs

On March 31, 2008, AGY notified OC of its intent to terminate the Anderson, SC land and building lease agreement, which also triggered the early termination of the Anderson manufacturing services agreement with an effective date of June 30, 2008.

During April 2008, the Anderson furnace had a premature failure that resulted in a permanent shutdown of the furnace. As a consequence, AGY was obligated to pay the facility lease expenses and the manufacturing service costs related to labor and other fixed expenses incurred by OC from the date of the furnace shutdown to June 30, 2008, without economic benefit to the Company.

We recorded these costs as contract termination costs included in “Other operating income”, under the guidance of SFAS 146, “Accounting for Costs Associated with Exit or Disposal of Activities”. A liability of $623 representing the estimated fair value of all the costs incurred and to be incurred until June 30, 2008, the effective date of the termination of all the Anderson related agreements, was recognized in the second quarter of 2008. We expect to settle this liability in full during the third quarter of 2008.

13.	Derivative Instruments and Hedging Activities

We sometimes use interest rate swap and cap agreements to manage the risk associated with fluctuations in interest rates and the subsequent impact on future interest payments. The differential paid or received under these agreements is recognized at fair value in the accompanying consolidated balance sheet. At June 30, 2008 and December 31, 2007, the Company had no interest rate hedging agreements in effect.

We also, from time to time, enter into fixed-price agreements for our natural gas commodity requirements to reduce the variability of the cash flows associated with forecasted purchases of natural gas. At June 30, 2008 and December 31, 2007, the Company had existing contracts for physical delivery of natural gas at its Aiken, SC facility that fix the commodity cost of natural gas for approximately 35% and 88% of its estimated natural gas purchase requirements in the next six months. Although these contracts are considered derivative instruments, they meet the normal purchases exclusion contained in SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities — an amendment of FASB Statement No. 133, and SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, and are therefore exempted from the related accounting requirements.

Associated with our purchase commitment of certain manufacturing equipment for a total balance amount of 3.3 million euros after a 10% down payment made in 2007 and to be financed through an operating lease as discussed in Note 15, in February 2008, we entered into forward contracts to purchase 3.3 million euros to hedge the exposure to changes in value of the euro to the U.S. dollar. Of the total contracts, 0.9 million euros matured in the second quarter. The contracts for the remaining 2.4 million euros mature in the third quarter of 2008 and are accounted for as fair value hedges. For the quarter ended June 30, 2008, hedge ineffectiveness was immaterial. At June 30, 2008, the fair value of these foreign currency contracts was an asset of $230.

14.	Alloy Metals Leases

Historically, we leased under short-term operating leases (generally with lease terms from one to six months) a portion of the alloy metals needed to support our manufacturing operations. During the six months ended June 30, 2008 and 2007, total lease costs of alloy metals was $4,056 and $606, respectively, and were classified as a component of cost of goods sold. This increase in alloy metal lease costs was driven by additional requirements related to both the CFM acquisition and higher production of advanced material products and higher market prices for platinum and rhodium.

We are leasing alloy metals under the following two agreements:

Metal Consignment Facility

In August 2005, we entered into a consignment agreement with Fleet Precious Metals Inc. to lease platinum, one of the alloy metals used in our manufacturing operations, and in April 2006, the Company amended the consignment agreement, then with Bank of America, N.A. (as assignee of Fleet Precious Metals Inc.), to provide for up to the lesser of $40,000 or the value of 40,000 ounces of platinum. The consignment agreement is now with Bank of Nova Scotia, as assignee of Bank of America, N.A. In September 2007, the consignment limit was amended to provide for up to the lesser of $40,000 or the value of 30,000 ounces of platinum to more closely reflect recent market prices. In March 2008, as a result of the additional increase in platinum market prices, the consignment limit was amended to provide up to the lesser of: a) $69,600; b) the value of 32,000 ounces of platinum; or c) $42,000 plus two times the then-available undrawn face amount of letters of credit securing the agreement. The platinum facility is payable upon the earlier of the occurrence of an event of default under the agreement or the termination of the agreement, and is collateralized by (i) the leased platinum and (ii) all of our owned platinum, including, without limitation, platinum incorporated into equipment. Lease payments are payable monthly and, at our election, based on either (i) a floating fee calculated and specified by Bank of Nova Scotia from time to time and initially set at 7.5% per annum or (ii) a fixed fee equal to the precious metals rate, which is the fixed market-based lease rate for the applicable lease period, plus a 2.0% margin. The consignment agreement contains customary events of default, including, without limitation, nonpayment of lease payments, inaccuracy of representations and warranties in any material respect and a cross-default provision with the Credit Facility and the Senior Second Lien Notes. The consignment agreement does not contain any financial covenants. We or Bank of Nova Scotia may terminate the consignment agreement at any time upon 30 days prior written notice.

At June 30, 2008 and December 31, 2007, we leased 28,400 and 24,500 ounces, respectively, of platinum under the facility, with a notional value of approximately $58,600 and $37,400, respectively, as calculated under the facility. Unused availability at June 30, 2008 and December 31, 2007, was approximately 3,600 and 1,700 ounces of platinum and $11,000 and $2,600, respectively. If the market value of the leased platinum exceeds $69,600 or 32,000 ounces, we are required to purchase or otherwise provide sufficient platinum to reduce the lease balance. As at June 30, 2008, the letters of credit securing the agreement totaled $10,000 based on our expected future utilization. All of the leases outstanding at June 30, 2008 had terms of one to three months, maturing no later than September 26, 2008 (with future minimum rentals of approximately $300 until maturity in 2008).

Owens Corning Master Lease Agreement

In October 2007, as part of the CFM acquisition, we entered into a master lease agreement with OC to lease platinum and rhodium, exclusively for use in the Huntingdon, PA CFM and Anderson, SC manufacturing operations. This master lease agreement is in effect until April 2009 and allows us to enter into leases of alloy metal with terms of one to six months for up to approximately 19,800 ounces of platinum and 3,400 ounces of Rhodium (the “Maximum Lease Commitment”). The lease rate is a fixed annual 9% rate and the notional lease value is based on the market price in effect at the inception of the lease. Until the maturity date of the master lease agreement, we may automatically renew the metals leases for one or more successive lease terms or may decide during the term of each lease to return the quantity of metals originally leased, or to decrease the quantity of metals to be leased for the next lease term, which would then decrease the Maximum Lease Commitment for future leases. The master lease agreement contains customary events of default, including, without limitation, nonpayment of lease payments, inaccuracy of representations and warranties in any material respect and a cross-default provision with the Credit Facility and the Metal Consignment Facility.

At June 30, 2008 and December 31, 2007, we leased 19,100 and 19,800 ounces of platinum, respectively, and 3,300 and 3,400 ounces of rhodium, respectively, with a notional lease value of approximately $70,000 and $50,800, respectively. All of the leases outstanding at June 30, 2008 had terms of three months, maturing no later than August 27, 2008 (with future minimum rentals of approximately $400 until maturity in 2008), prior to renewals as discussed above.

15.	Commitments and Contingencies

We are not a party to any significant litigation or claims, other than routine matters incidental to the operation of the Company. We do not expect that the outcome of any pending claims will have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.

In 2007, we entered into a contract to acquire certain manufacturing equipment for a total amount of 3.7 million euros. A 10% down payment was made in 2007, 0.9 million euros were paid in June 2008 concurrently with the maturity of a forward euro contract as discussed in Note 13, and the remaining balance of approximately 2.4 million euros will be paid in the third quarter 2008. In conjunction with this equipment acquisition, we entered into a seven-year operating lease agreement in June 2008, a portion of which was funded in June 2008 concurrently with the first euro contract maturity. We expect to consummate the remaining leases associated with this equipment acquisition in the third quarter of 2008. Rent expense recorded in the second quarter was immaterial. The following is a schedule by year of minimum future rentals associated with the lease funded in June 2008:

7/01/08 to 12/31/08	$129
2009	259
2010	259
2011	259
2012	259
Thereafter	646

$1,811

In addition to the recent operating lease discussed above and the alloy metal leases discussed in Note 14, we also lease other equipment and property under operating leases. Total rent expense for the six months ended June 30, 2008 and 2007, was $356 and $201, respectively.

We entered into two agreements to purchase marbles from OC pursuant to which the Company is obligated to make the following minimum purchases:

7/01/08 to 12/31/08	$3,585
2009	2,783

$6,368

16.	Fair Value Measurements

Effective January 1, 2008, we adopted FASB Statement No. 157, Fair Value Measurements (“SFAS 157”), for financial assets and liabilities. This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. The statement indicates, among other things, that a fair value measurement assumes a transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. In accordance with FASB Staff Positions (FSP) 157-2, we will defer adoption of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until January 1, 2009. We are currently assessing the impact of SFAS 157 for such nonfinancial assets and liabilities on our consolidated financial position and results of operations.

In order to increase consistency and comparability in fair value measurements, SFAS 157 establishes a hierarchy for observable and unobservable inputs used to measure fair value into three broad levels, which are described below:

•

Level 1: Observable inputs such as quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.

•	Level 2: Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly based on inputs not quoted on active markets, but corroborated by market data.

•	Level 3: Unobservable inputs are used when little or no market data is available. The fair value hierarchy gives the lowest priority to Level 3 inputs.

In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible as well as considers counterparty credit risk in its assessment of fair value. Our foreign exchange derivative assets and liabilities are valued using quoted forward foreign exchange prices at the reporting date. The counterparty to these contracts is a highly rated financial institution.

At June 30, 2008, the fair value of foreign currency exchange contracts was an asset of $230 based on the Level 2 inputs used to measure such contracts.

ITEM 2. – Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report contains forward-looking statements with respect to our operations, industry, financial condition and liquidity. These statements reflect our management’s assessment of a number of risks and uncertainties. Our actual results could differ materially from the results anticipated in these forward-looking statements as a result of certain factors identified in this Quarterly Report. An additional statement made pursuant to the Private Securities Litigation Reform Act of 1995 and summarizing certain of the principal risks and uncertainties inherent in our business is included herein under the caption “Disclosure Regarding Forward- Looking Statements.” You are encouraged to read this statement carefully.

You should read the following discussion and analysis in conjunction with the accompanying financial statements and related notes, and with our audited financial statements and related notes as of and for the year ended December 31, 2007 (the “2007 Consolidated Financial Statements”) that were included in Amendment No. 1 to the Company’s Registration Statement on Form S-4 (Registration No. 333-150749) filed with the Securities and Exchange Commission on May 30, 2008, which we refer to in this quarterly report as the “S-4 Registration Statement”.

OVERVIEW

We are a leading manufacturer of advanced glass fibers that are used as reinforcing materials in numerous diverse high-value applications, including aircraft laminates, ballistic armor, pressure vessels, roofing membranes, insect screening, architectural fabrics and specialty electronics. We are focused on serving end-markets that require glass fibers for applications with demanding performance criteria, such as the aerospace, defense, construction, electronics, automotive and industrial end-markets.

AGY is a Delaware corporation and is a wholly owned subsidiary of KAGY Holding Company, Inc. (“Holdings”). Holdings acquired all of our outstanding stock in April 2006 (the “Acquisition”). Our principal executive office is located at 2556 Wagener Road, Aiken, South Carolina 29801 and our telephone number is (888) 434-0945. Our website address is http://www.agy.com.

CRITICAL ACCOUNTING POLICIES

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In preparing our financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses included in the financial statements. Estimates are based on historical experience and other information then currently available, the results of which form the basis of such estimates. While we believe our estimation processes are reasonable, actual results could differ from our estimates. The critical accounting policies that affect the Company’s more complex judgments and estimates are described in the Company’s 2007 Consolidated Financial Statements.

Adoption of new accounting standards

Effective January 1, 2008, we adopted the Financial Accounting Standards Board (“FASB”) Statement No. 157, Fair Value Measurements (“SFAS 157”), for financial assets and liabilities. As permitted by FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No 157,” we elected to defer the adoption of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. See additional discussion in Note 16 regarding the effects of adopting this new accounting standard.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115 (“SFAS 159”), which is effective for fiscal years beginning after November 15, 2007. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. Unrealized gains and losses on items for which the fair value option is elected would be reported in earnings. We did not elect to measure eligible financial assets and liabilities using the fair value option as of January 1, 2008; therefore, there was no impact to our consolidated financial statements from the adoption of SFAS 159.

RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141(R)”), which replaces SFAS No. 141. SFAS 141(R) retains the underlying concepts of SFAS No. 141 in that all business combinations are still required to be accounted for at fair value under the purchase method of accounting, but SFAS 141(R) changed the application of the purchase method in a number of significant aspects. Acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. SFAS 141(R) amends FASB Statement No. 109 such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS 141(R) would also apply the provisions of SFAS 141(R) subsequent to December 15, 2008. Early adoption is not permitted. We are currently evaluating the new statement and believe that it will not have a significant impact on the determination or reporting of our financial results.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”). SFAS 160 requires entities to report noncontrolling (minority) interests in subsidiaries as equity. SFAS 160 is effective for fiscal years beginning after December 15, 2008. We have not determined what impact, if any, that adoption will have on our results of operations, cash flows, or financial position.

In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives. SFAS 161 also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of FASB Statement No. 133 have been applied, and the impact that hedges have on an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We have not yet determined what impact, if any, the adoption of SFAS 161 will have on our financial statements.

In May 2008, the FASB issued Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with GAAP for non-governmental entities. SFAS 162 directs the GAAP hierarchy to the entity, not the independent auditors, as the entity is responsible for selecting accounting principles for financial statements that are presented inconformity with GAAP. SFAS 162 is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Presenting Fairly in Conformity with Generally Accepted Accounting Principles. We are currently evaluating the new statement and anticipate that, if it is approved in its current form, it will not have a significant impact on the determination or reporting of our financial results.

Results of operations

The following tables summarize our results of operations in dollars and as a percentage of net sales for the three and six months ended June 30, 2008 and 2007 (dollars in thousands, except for percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net sales	$64,069	$48,564	$122,034	$86,397
Cost of goods sold	51,721	39,014	100,453	70,749

Gross profit	12,348	9,550	21,581	15,648
Selling, general and administrative expenses	4,912	4,220	9,352	8,234
Amortization of intangible assets	465	419	929	838
Other operating income, net	308	195	319	195

Operating income	7,279	5,106	11,619	6,771
Other non-operating (expense) income, net	(87)	(57)	109	(77)
Interest expense	(6,017)	(5,058)	(12,636)	(10,146)

Income (loss) before income taxes	1,175	(9)	(908)	(3,452)
Income tax benefit (expense)	(423)	(22)	346	1,297

Net income (loss)	$752	$(31)	$(562)	$(2,155)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	80.7%	80.3%	82.3%	81.9%

Gross profit	19.3%	19.7%	17.7%	18.1%
Selling, general and administrative expenses	7.7%	8.7%	7.7%	9.5%
Amortization of intangible assets	0.7%	0.9%	0.8%	1.0%
Other operating income, net	0.5%	0.4%	0.3%	0.2%

Operating income	11.4%	10.5%	9.5%	7.8%
Other non-operating (expense) income, net	(0.1)%	(0.1)%	0.1%	(0.1)%
Interest expense	(9.4)%	(10.4)%	(10.4)%	(11.7)%

Income (loss) before income taxes	1.9%	0.0%	(0.8)%	(4.0)%
Income tax benefit (expense)	(0.7)%	(0.0)%	0.3%	1.5%

Net income (loss)	1.2%	(0.0)%	(0.5)%	(2.5)%

As further discussed below, our management uses EBITDA and Adjusted EBITDA, which are non-GAAP financial measures, to measure our operating performance.

EBITDA and Adjusted EBITDA (which are defined below) are reconciled from net loss determined under GAAP as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Statement of operations data:
Net income (loss)	$752	$(31)	$(562)	$(2,155)
Interest expense	6,017	5,058	12,636	10,146
Income tax (benefit) expense	423	22	(346)	(1,297)
Depreciation and amortization	3,466	2,618	6,631	6,988

EBITDA	$10,658	$7,667	$18,359	$13,682

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
EBITDA	$10,658	$7,667	$18,359	$13,682
Adjustments to EBITDA:
Alloy depletion charge, net (a)	3,441	1,428	5,871	3,508
Non-cash compensation charges (b)	234	312	582	624
Management fees (c)	187	187	375	375
Disposition of assets (gain) (d)	(930)	(195)	(930)	(195)
Cost associated with the exit of Anderson facility (e)	623	—	623	—
Union signing bonus (f)	—	—	—	324

Adjusted EBITDA	$14,213	$9,399	$24,880	$18,318

(a)	As part of capital expenditures, we purchase alloy metals. During the manufacturing process a small portion of the alloy metal is physically consumed. GAAP requires that when the metal is actually consumed a non-cash charge be recorded. This expense is recorded net of the amount of metal that can be recovered after some specific treatment and net of the charges associated with such recovery treatment.
(b)	Reflects non-cash compensation expenses related to awards under Holdings’ 2006 Stock Option Plan and Holdings’ restricted stock granted to certain members of management.
(c)	Reflects the elimination of the annual management fee payable to our sponsor, Kohlberg & Company, LLC, pursuant to the management agreement entered into in connection with the Acquisition.
(d)	Reflects the elimination of the gain recorded versus historical book value on the sale of some non-operating assets.
(e)	Reflects the elimination of the costs associated with the termination of the Anderson land and building lease and manufacturing services agreements that continued to be incurred from the date of the premature failure of the Anderson furnace to June 30, 2008, without economic benefit to the Company.
(f)	Reflects the signing bonuses payable to members of the Teamsters union in connection with ratification of the collective bargaining agreement.

EBITDA is defined as earnings before interest, taxes, depreciation and amortization. EBITDA is a non-GAAP financial measure used by management to measure operating performance. EBITDA is not a recognized term under GAAP and does not purport to be an alternative to net income as a measure of operating performance or to cash flows from operating activities as a measure of liquidity. Additionally, EBITDA is not intended to be a measure of free cash flow available for management’s discretionary use, as it does not consider certain cash requirements such as interest payments, tax payments and debt service requirements. Management believes EBITDA is helpful in highlighting trends because EBITDA excludes the result of decisions that are outside the control of operating management and can differ significantly from company to company depending on long-term strategic decisions regarding capital structure, the tax jurisdictions in which companies operate and capital investments. In addition, management believes EBITDA provides more comparability between our historical results and results that reflect purchase accounting and changes in our capital structure. Management compensates for the limitations of using non-GAAP financial measures by using them to supplement GAAP results to provide a more complete understanding of the factors and trends affecting the business than GAAP results alone. Because not all companies use identical calculations, these presentations of EBITDA may not be comparable to other similarly titled measures of other companies.

Adjusted EBITDA is a non-GAAP financial measure which is defined as EBITDA further adjusted to exclude unusual items and other adjustments permitted in calculating covenant compliance and calculated in the same manner as “Consolidated Cash Flow” under the indenture governing our senior second lien notes (the “Notes”), which is used by management in calculating our fixed charge coverage ratio under the indenture governing our Notes. We believe that the inclusion of supplementary adjustments to EBITDA applied in presenting Adjusted EBITDA is appropriate to provide additional information to investors.

THREE MONTHS ENDED JUNE 30, 2008 COMPARED TO THREE MONTHS ENDED JUNE 30, 2007

Net sales. Net sales increased $15.5 million, or 31.9%, to $64.1 million for the three months ended June 30, 2008, compared to $48.6 million during the comparable quarter of 2007. This increase is primarily a result of (i) our acquisition of the North American Continuous Filament Mat (“CFM”) business of Owens Corning (“OC”) in October 2007, (ii) selected price increases, and (iii) a favorable product mix associated higher sales of advanced material and technical yarn products. Defense revenues have more than doubled year over year as the result of our continued success in the Mine Resistant Ambush Protected (“MRAP”) program and the associated Explosively-Formed Penetrator (“EFP”) protection kits program initiated in the second half of 2007. Aerospace revenues increased by 23% reflecting higher demand in the aircraft original equipment manufacturer (“OEM”) and retrofit markets. Without taking account of the CFM acquisition, electronic revenue decreased by 10% due largely to production capacity constraints as we continued to experience higher demands across most markets. Demand for architectural roofing structure increased during the second quarter of 2008 and mitigated general softness across most of the construction housing market segments when compared to the same period in 2007.

Gross profit. Gross profit increased approximately $2.8 million from $9.5 million, or 19.7% of net sales, in the three months ended June 30, 2007 to $12.3 million, or 19.3% of net sales, for the three months ended June 30, 2008. The gain in profitability was associated with a favorable product mix, selected price increases, and the incremental margin associated with the CFM acquisition. These improvements were partly offset by several factors, including: (i) short-term inefficiencies due to production ramp-up activities necessary to support market demand, (ii) an increase in alloy metal lease costs driven by additional alloy metal requirements associated with the CFM acquisition, higher production of advanced material products, and higher market prices for platinum and rhodium, (iii) inflationary pressure in raw materials and freight costs and (iv) higher alloy metal net depletion losses caused by the increased levels of production and the timing of alloy metal recoveries.

Selling, general and administrative expenses. Selling, general and administrative costs increased $0.7 million to $4.9 million during the quarter ended June 30, 2008 from $4.2 million in the comparable quarter of 2007. This increase reflects higher personnel and business development expenses necessary to support our strategic growth initiatives and new product development activities. Selling, general and administrative costs decreased from 8.7% of net sales in the second quarter of 2007 to 7.7% of net sales in the second quarter of 2008.

Interest expense. Interest expense increased $1.0 million from $5.0 million in the second quarter of 2007 to $6.0 million for the three months ended June 30, 2008. The increase was primarily due to the estimated fees and expenses accrued during the second quarter of 2008 in connection with the S-4 Registration Statement.

Income tax expense. Income tax expense increased $0.4 million from $0.02 million in the second quarter of 2007 to $0.4 million for the three months ended June 30, 2008 due to the higher pre-tax income recognized in the second quarter of 2008.

Net income. As a result of the aforementioned factors, we reported a net income of $0.8 million for the three months ended June 30, 2008, compared to a net loss of $0.03 million for the three months ended June 30, 2007.

SIX MONTHS ENDED JUNE 30, 2008 COMPARED TO SIX MONTHS ENDED JUNE 30, 2007

Net sales. Net sales increased $35.6 million, or 41.2%, to $122.0 million for the six months ended June 30, 2008, compared to $86.4 million during the comparable period of 2007. This increase is the result of (i) our acquisition of the North American CFM business in October 2007, which contributed $16.6 million of incremental revenue, (ii) selected price increases and (iii) an improvement in product mix associated with higher sales of advanced material and technical yarn products. Defense revenues increased by 138% as a result of our continued success in the MRAP program and the EFP protection kits program initiated in the second half of 2007. Aerospace revenues increased by 20% reflecting higher OEM production and an increase in retrofit activity. Without taking account of the CFM acquisition, shipments to the electronics industry and industrial market increased by 5% and 9%, respectively. The construction market continues to experience softness in the North American housing segment, however, demand for architectural roofing structure improved significantly. Consequently, non-CFM construction revenue remained flat for the six months ended June 30, 2008 compared to the same period in 2007.

Gross profit. Gross profit increased approximately $6.0 million from $15.6 million, or 18.1% of net sales, in the six months ended June 30, 2007 to $21.6 million, or 17.7% of net sales, for the six months ended June 30, 2008. The gain in profitability was associated with a favorable product mix shift, selected price increases, the incremental margin associated with the CFM acquisition, lower depreciation expense and a reduction in consulting costs when compared to the same period last year. These improvements were partly offset by several factors, including primarily: (i) short-term inefficiencies associated with capacity increases necessary to meet market demand and establish in-house marble production in our Aiken, SC facility, (ii) an increase in alloy metal lease costs driven by additional alloy metal requirements associated with the CFM acquisition, higher production levels of advanced material products and higher market prices for platinum and rhodium, (iii) a furnace disruption experienced at our Aiken, SC facility in early 2008, (iv) inflationary pressure in raw materials and freight costs and (v) higher alloy metal net depletion losses caused by the increased levels of production and the timing of alloy metal recoveries.

Selling, general and administrative expenses. Selling, general and administrative costs increased $1.2 million to $9.4 million during the six months ended June 30, 2008 from $8.2 million in the comparable period of 2007. This increase reflects higher personnel and business development expenses necessary to support our strategic growth initiatives and new product development activities. As a result of higher revenue in 2008, selling, general and administrative costs decreased from 9.5% of net sales in the first half of 2007 to 7.7% of net sales in the first half of 2008.

Interest expense. Interest expense increased $2.5 million from $10.1 million in the first six months of 2007 to $12.6 million for the six months ended June 30, 2008. The increase was primarily due to $2.2 million of fees and expenses incurred during the first six months of 2008 in connection with the bondholders’ consent solicitation for our Metal Consignment Facility amendment and the S-4 Registration Statement.

Income tax benefit. Income tax benefit decreased $1.0 million for the six months ended June 30, 2008, when compared to the first six months of 2007 due primarily to the higher pre-tax loss recognized in the first half of 2007. In addition, the effective tax rate increased from 37.6% for the first half of 2007 to 38.1% for the six months ended June 30, 2008.

Net loss. As a result of the aforementioned factors, we reported a net loss of $0.6 million for the six months ended June 30, 2008, compared to a net loss of $2.2 million for the six months ended June 30, 2007.

LIQUIDITY AND CAPITAL RESOURCES

Working capital. Working capital is defined as total current assets, excluding unrestricted cash, less total current liabilities, including the current portion of long-term debt. We had working capital of $36.2 million and $34.5 million on June 30, 2008 and December 31, 2007, respectively. The $1.7 million increase is primarily the result of: (i) a $3.5 million increase in other current assets mainly related to $2.3 million earned by the Company related to its early termination of the Anderson, SC, facility lease with Owens Corning and to an increase in income tax receivable; (ii) a $2.0 million increase in accounts receivable attributable to the higher sales in the second quarter of 2008 compared to the fourth quarter of 2007, partially offset by an improvement in days sales outstanding, (iii) a $1.5 million decrease in accrued liabilities, primarily attributable to lower amounts due for pension reimbursement obligations, in part offset by (iv) a $2.6 million decrease in inventory resulting from higher sales and a continued focus on inventory management, (vi) a $2.2 million increase in trade accounts payable resulting from higher production activity, and a (vii) a $0.7 million decrease in deferred income taxes current assets.

Other balance-sheet items.

Net Property, Plant and Equipment and Alloy Metals. Net property, plant and equipment increased $17.1 million, or 10.5%, from December 31, 2007 to June 30, 2008. The net increase is the result of $30.9 million of capital expenditures and alloy metals purchases, partially offset by $ 11.6 million of depreciation and alloy metals depletion expenses, the $1.7 million reduction of the value of the CFM acquired property, plant and equipment due to the resolution of the CFM acquisition contingency discussed above and finalization of the CFM purchase accounting and $0.5 million of net book value for retired assets.

Long Term Debt. Long-term debt increased $13.1 million from December 31, 2007 to June 30, 2008 as a result of $13.1 million of borrowings under our Credit Facility necessary to fund the alloy and other capital expenditures made during the first half of 2008 in order to support customer demand.

Six months ended June 30, 2008 compared to six months ended June 30, 2007.

Cash provided by operating activities was $13.4 million for the six months ended June 30, 2008, compared to $4.3 million for the six months ended June 30, 2007. The $9.2 million increase during 2008 was primarily attributable to increased shipments and production activity, a decrease in working capital requirements and a lower net loss than recognized in the first six months of 2007.

Cash used in investing activities was $30.1 million for the six months ended June 30, 2008, compared to $3.1 million for the six months ended June 30, 2007. The increase was due primarily to a $25.1 million purchase of alloy metals necessary to support our manufacturing capacity expansion.

Cash provided by financing activities was $13.0 million for the six months ended June 30, 2008, compared to cash used in financing activities of $0.5 million for the six months ended June 30, 2007. During the first half of 2008, we borrowed a net $13.1 million from our Credit Facility in order to fund $25.1 million of alloy metal purchases.

Historical indebtedness.

Our primary sources of liquidity are cash flows from operations and borrowings under our financing arrangements. Our future need for liquidity will arise primarily from interest payments on the $175.0 million aggregate principal amount of Notes, interest payments on the Credit Facility, and the funding of capital expenditures and working capital requirements. There are no mandatory payments of principal on the Notes scheduled prior to their maturity in November 2014.

At June 30, 2008, we had total liquidity of $17.8 million, consisting of $1.5 million in unrestricted cash and approximately $16.3 million availability under the Credit Facility.

Since our refinancing in October 2006, our principal sources of liquidity are cash flow generated from operations and borrowings under our $40 million Credit Facility, the issuance of $175 million in aggregate principal amount of 11% Senior Second Lien Notes due 2014 and our cash on hand.

Our Credit Facility has a term of 60 months and includes sub-limits for the issuance of letters of credit and swing line loans. The borrowing base for our Credit Facility is equal to the sum of: (i) an advance rate against eligible accounts receivable of up to 90%, plus (ii) the lesser of (A) 65% of the book value of our eligible inventory (valued at the lower of cost or market) and (B) 85% of the net orderly liquidation value for our eligible inventory, plus (iii) up to $32.5 million of our eligible alloy inventory, minus (iv) 100% of market-to-market risk on certain interest hedging arrangements, minus (v) a reserve of $7.5 million.

At our option, loans under our Credit Facility bear interest based on either the eurodollar rate or base rate (a rate equal to the greater of the corporate base rate of interest established by the administrative agent from time to time, and the federal funds effective rate plus 0.50%) plus, in each case, an applicable margin. Generally, the applicable margin is expected to be 1.75% in the case of eurodollar rate loans and 0.75% in the case of base rate loans.

In addition, we pay customary commitment fees and letter of credit fees under the Credit Facility. All obligations under the Credit Facility are guaranteed by Holdings and all of our existing and future direct and indirect domestic subsidiaries. We may enter into swap agreements from time to time to reduce the risk of greater interest expense because of interest-rate fluctuations. Our and the guarantors’ obligations under the Credit Facility are secured, subject to permitted liens and other agreed upon exceptions, by a first-priority perfected (subject to customary exceptions) security interest in substantially all of our and the guarantors’ assets. The Credit Facility contains customary representations and warranties and customary affirmative and negative covenants, including, among other things, restrictions on indebtedness, liens, investments, mergers and consolidations, dividends and other payments in respect to capital stock, transactions with affiliates, and optional payments and modifications of subordinated and other debt instruments. The Credit Facility also includes customary events of default, including a default upon a change of control.

As of June 30, 2008, we had utilized approximately $10.6 million of the Credit Facility for the issuance of standby letters of credit and had $13.1 million cash borrowings outstanding, leaving $16.3 million available for additional borrowings.

In connection with our refinancing on October 25, 2006, we issued $175.0 million aggregate principal amount of Notes to an initial purchaser, which were subsequently resold to qualified institutional buyers and non-U.S. persons in reliance upon Rule 144A and Regulation S under the Securities Act of 1933, as amended. As discussed in Note 7, we consummated an exchange offer of the Notes in June 2008. Interest on the Notes is payable semi-annually on May 15 and November 15 of each year. Our obligations under the Notes are fully and unconditionally guaranteed, jointly and severally, on a second-priority basis, by each of our existing and future domestic subsidiaries, other than immaterial subsidiaries, that guarantee our indebtedness, including our new Credit Facility, or the indebtedness of any our restricted subsidiaries. The indenture does not allow us to pay dividends or distributions on our outstanding capital stock (including to our parent) and limits or restricts our ability to incur additional debt, repurchase securities, make certain prohibited investments, create liens, transfer or sell assets, enter into transactions with affiliates, issue or sell stock of a subsidiary or merge or consolidate. The indenture permits the trustee or the holders of 25% or more of the notes to accelerate payment of the outstanding principal and accrued and unpaid interest upon certain events of default, including failure to make required payments of principal and interest when due, uncured violations of the material covenants under the indenture or if lenders accelerate payment of the outstanding principal and accrued unpaid interest due to an event of default with respect to at least $15.0 million of our other debt, such as our Credit Facility.

As of June 30, 2008, the estimated fair value of the Notes was $163,200 compared to a recorded book value of $175,000.

Based upon our current and anticipated levels of operations, we believe that our cash flows from operations, together with availability under the Credit Facility, will be adequate to meet our anticipated debt service requirements, capital expenditures and working capital needs for at least the next twelve months. Our ability to continue to fund these items could be adversely affected by the occurrence of any of the events described under “Risk Factors” in our filings with the Securities and Exchange Commission. There can be no assurance that our business will generate sufficient cash flow from operations or that future borrowings will be available to enable us to service our indebtedness. Our future operating performance and ability to service indebtedness will be subject to future economic conditions and to financial, business and other factors, certain of which are beyond our control.

FINANCIAL OBLIGATIONS AND COMMITMENTS

As of June 30, 2008, current maturities of accounts payable and capital lease obligations were $14.2 million. The capital lease obligations of $1.1 million mature by the end of 2008.

We have committed to acquire certain manufacturing equipment and consummated a portion of the acquisition and its financing through an operating lease in the second quarter of 2008, leaving a remaining balance of approximately 2.4 million euros to be paid in 2008. In February 2008, we entered into forward euro contracts to hedge the exposure to changes in value of the euro to the U.S. dollar associated with this commitment. In addition, we entered into a seven-year operating lease for initial acquisition of the manufacturing equipment and will consummate the remaining leases related to this equipment acquisition in the third quarter of 2008.

We have committed to purchase marbles from OC. At June 30, 2008, the minimum purchases totaled $3.6 million and $2.8 million for the remainder of 2008 and 2009, respectively.

As discussed in more detail in our 2007 Consolidated Financial Statements or in our notes to these interim consolidated financial statements, we also entered into several short-term operating leases for alloy metals and into various operating leases for certain manufacturing equipment, personal and real property.

Our Credit Facility is scheduled to mature in October 2011 and our $175 million Notes mature in October 2014.

IMPACT OF INFLATION AND ECONOMIC TRENDS

Historically, inflation has not had a material effect on our results of operations, as we have been able to offset most of the impact of inflation through price increases for our products. However, based on recent price increases in raw materials, energy, commodities and precious metals, we cannot guarantee that we will be able to offset these costs through price increases to our customers.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This management’s discussion and analysis of financial condition and results of operations includes or may include “forward-looking statements.” All statements included herein, other than statements of historical fact, may constitute forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. Important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, among others, the following factors: competition from other suppliers of glass fibers, as well as suppliers of competing products; the cyclical nature of certain of the end-markets for our products; change in economic conditions generally leading to global market downturn; an inability to develop product innovations and improve our production technology and expertise; the loss of a large customer or end-user application; a decision by an end-user to modify or discontinue production of an end-product that has specified the use of our product; an inability to protect our intellectual property rights; liability for damages based on product liability claims; increases in energy costs and other raw materials or in the cost of acquiring or leasing alloy metals required for the production of glass fibers; labor disputes or increases in labor costs; difficulties and delays in manufacturing; a reliance on Owens Corning for our bushing fabrication and technical support for our operations; an inability to successfully implement our cost reduction initiatives relating to efficiency, throughput and process technology developments; an inability to successfully integrate future acquisitions; interest rate and foreign exchange rate fluctuations; the loss of key members of our management; an inability to comply with environmental, health or safety laws; our limited history of profitable operations since our emergence from Chapter 11 protection on April 2, 2004; our substantial indebtedness; and certain covenants in our debt documents.

We do not have any intention or obligation to update forward-looking statements included in this management’s discussion and analysis of financial condition and results of operations.

ITEM 3. – Quantitative and Qualitative Disclosure About Market Risk

INTEREST RATE RISK

We are subject to interest rate risk in connection with our long-term debt. Our principal interest rate exposure relates to the $40 million Credit Facility. Assuming the revolver is fully drawn, each quarter point change in interest rates would result in approximately a $0.1 million change in interest expense associated with the Credit Facility.

NATURAL GAS COMMODITY RISK AND PLATINUM/RHODIUM RISK

Due to the nature of our manufacturing operations, we are exposed to risks due to changes in natural gas commodity prices. We utilize derivative financial instruments in order to reduce some of the variability of the cash flows associated with our forecasted purchases of natural gas. In addition, because we use bushings made with a platinum-rhodium alloy as part of our manufacturing process, we are exposed to risks due to changes in the prices of these metals.

FOREIGN EXCHANGE RISK

We are subject to inherent risks attributed to operating in a global economy. All of our debt and most of our costs are denominated in U.S. dollars. Approximately 2% percent of our sales are denominated in currencies other than the U.S. dollar. Although our level of foreign currency exposure is limited, we may utilize derivative financial instruments to manage foreign currency exchange rate risks.

We are exposed to credit loss in the event of non-performance by the other parties to the derivative financial instruments. We mitigate this risk by entering into agreements directly with counterparties that meet our credit standards and that we expect to fully satisfy their contractual obligations. We view derivative financial instruments purely as a risk management tool and, therefore, do not use them for speculative trading purposes.

Associated with the purchase commitment of certain manufacturing equipment for a total balance amount of 3.3 million euros after a 10% down payment made in 2007, in February 2008 we entered into forward contracts to purchase 3.3 million euros at an average foreign exchange rate of 1.478 EUR/USD to hedge the exposure to changes in value of the euro to the U.S. dollar. The remaining contracts totaling 2.4 million euros mature in the third quarter of 2008.

ITEM 4T. – Controls and Procedures

As of the end of the period covered by this quarterly report, the Company’s Principal Executive Officer and Principal Financial Officer have conducted an evaluation of the Company’s disclosure controls and procedures. Based on their evaluation, the Company’s Principal Executive Officer and Principal Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the applicable Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including the Company’s Principal Executive Officer and the Company’s Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

PART II – OTHER INFORMATION

ITEM 1A. Risk Factors

As of August 12, 2008, there have been no material changes to the risk factors disclosed under the heading “Risk Factors” in Amendment No. 1 to the Company’s Registration Statement on Form S-4 (Registration No. 333-150749), which are incorporated herein by reference. These factors could materially affect our business, financial condition or future results. In addition, future uncertainties may increase the magnitude of these adverse affects or give rise to additional material risks not now contemplated.

ITEM 6. – Exhibits

Exhibit Number	Description
31.1	Certification by Douglas J. Mattscheck pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Wayne T. Byrne pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Douglas J. Mattscheck pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Wayne T. Byrne pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AGY Holding Corp.

Date: August 12, 2008	By:	/s/ Douglas J. Mattscheck
Douglas J. Mattscheck
Chief Executive Officer, President and Director

Date: August 12, 2008	By:	/s/ Wayne T. Byrne
Wayne T. Byrne
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification by Douglas J. Mattscheck pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Wayne T. Byrne pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Douglas J. Mattscheck pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Wayne T. Byrne pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.