Form 10-Q
period 2008-09-30
AGY Holding Corp.
filed 2008-11-12
CIK 1431824

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

There is no established trading market for the Common Stock of the registrant. As of November 12, 2008, there were 1,291,667 shares of common stock outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. – Consolidated Financial Statements

AGY Holding Corp. and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands except share and per share data)

	September 30, 2008 (Unaudited)	December 31, 2007 (1)
Assets
Current assets:
Cash	$1,113	$5,204
Restricted cash	1,237	1,217
Trade accounts receivables, less allowances of $4,131 and $3,842 at September 30, 2008 and December 31, 2007, respectively	18,874	16,717
Inventories, net	32,460	32,427
Deferred tax assets	10,691	11,392
Other current assets	2,181	2,435

Total current assets	66,556	69,392
Property, plant and equipment, and alloy metals, net	180,250	163,054
Intangible assets, net	22,098	24,034
Goodwill	84,803	85,457
Other assets	1,072	213

TOTAL	$354,779	$342,150

Liabilities and Shareholder’s Equity
Current liabilities:
Accounts payable	$10,469	$10,939
Accrued liabilities	21,519	17,468
Current portion of long-term debt and capital lease obligations	1,025	1,246

Total current liabilities	33,013	29,653
Long-term debt	182,100	175,000
Pension and other employee benefit plans	12,162	11,250
Deferred tax liabilities	30,207	30,207

Total liabilities	257,482	246,110

Commitments and contingencies
Shareholder’s equity:
Common stock, $.0001 par value per share; 5,000,000 shares authorized; 1,291,667 shares issued and outstanding	—	—
Additional paid-in capital	100,907	100,102
Accumulated deficit	(3,780)	(4,217)
Accumulated other comprehensive income	170	155

Total shareholder’s equity	97,297	96,040

TOTAL	$354,779	$342,150

(1)	Derived from audited financial statements

The accompanying notes are an integral part of the unaudited consolidated financial statements.

AGY Holding Corp. and Subsidiaries

Consolidated Statements of Operations

(Dollars in thousands, unless otherwise noted)

	(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net sales	$61,143	$48,349	$183,177	$134,746
Cost of goods sold	48,532	35,790	148,985	106,539

Gross profit	12,611	12,559	34,192	28,207
Selling, general and administrative expenses	5,006	4,391	14,358	12,625
Amortization of intangible assets	465	419	1,394	1,257
Other operating income	—	—	319	195

Income from operations	7,140	7,749	18,759	14,520
Other (expense) income:
Interest expense	(5,222)	(5,011)	(17,858)	(15,157)
Other (expense) income, net	(127)	168	(18)	92

Income (loss) before income tax benefit	1,791	2,906	883	(545)
Income tax (expense) benefit	(792)	(1,101)	(446)	195

Net income (loss)	$999	$1,805	$437	$(350)

The accompanying notes are an integral part of the unaudited consolidated financial statements.

AGY Holding Corp. and Subsidiaries

Consolidated Statements of Cash Flows

(Dollars in thousands, unless otherwise noted)

	(Unaudited)
	Nine Months Ended September 30,
	2008	2007
Cash flow from operating activities:
Net income (loss)	$437	$(350)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	8,343	8,292
Alloy metals depletion, net	8,964	5,619
Amortization of debt issuance costs	543	484
Amortization of intangibles with definite lives	1,394	1,257
Gain on sale or disposal of assets	(750)	(261)
Stock compensation	805	951
Deferred income tax expense (benefit)	700	(85)
Changes in assets and liabilities:
Trade accounts receivable	(2,157)	(3,867)
Inventories	(33)	2,885
Other assets	244	564
Accounts payable	(470)	1,950
Accrued liabilities	4,051	3,978
Pension and other employee benefit plans	912	246

Net cash provided by operating activities	22,983	21,663

Cash flows from investing activities:
Purchases of property and equipment and alloy metals	(36,726)	(8,803)
Adjustment of Continuous Filament Mat business purchase price	2,300	—
Proceeds from the sale of assets	1,326	264
Increase in restricted cash	(20)	(47)
Other investing activities	(848)	85

Net cash used in investing activities	(33,968)	(8,501)

Cash flows from financing activities:
Payments on capital leases	(221)	(873)
Proceeds from Revolving Credit Facility	60,500	11,000
Payments on Revolving Credit Facility	(53,400)	(11,000)
Debt issuance costs and other	—	(44)

Net cash provided by (used in) financing activities	6,879	(917)

Effect of exchange rate changes on cash	15	(5)
Net (decrease) increase in cash	(4,091)	12,240
Cash, beginning of period	5,204	1,580

Cash, end of period	$1,113	$13,820

Supplemental disclosures of cash flow information:
Cash paid for interest	$12,538	$10,956

Cash paid for income taxes	$415	$69

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

We operate and manage our operations as one business segment that manufactures glass fiber yarns and specialty materials that are used in a variety of industrial and commercial end-markets and applications. Of our total assets, approximately 99% are located in the United States.

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

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates and are subject to risks and uncertainties, including those identified in the “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” sections of the S-4 Registration Statement. Changes in the facts and circumstances may have a significant impact on the resulting financial statements. The critical accounting policies that affect the Company’s more complex judgments and estimates are described in the Company’s 2007 Consolidated Financial Statements and in this Quarterly Report under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies.”

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

In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible as well as considers counterparty credit risk in its assessment of fair value. Our foreign exchange derivative assets and liabilities are valued using quoted forward foreign exchange prices at the reporting date. At September 30, 2008, we had no financial assets and liabilities outstanding requiring fair value measurements.

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

Recently issued accounting standards

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141(R)”), which replaces SFAS No. 141. SFAS 141(R) retains the underlying concepts of SFAS No. 141 in that all business combinations are still required to be accounted for at fair value under the purchase method of accounting, but SFAS 141(R) changed the application of the purchase method in a number of significant aspects. Acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. SFAS 141(R) amends FASB Statement No. 109 such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS 141(R) would also apply the provisions of SFAS 141(R) subsequent to December 15, 2008. Early adoption is not permitted. We have not determined what impact, if any, that adoption of this standard will have on our financial statements. Management has entered into a nonbinding letter of intent to acquire an Asian yarn manufacturer. This acquisition, if completed, will provide AGY with additional capabilities to further penetrate the growing Asian markets and establish a low cost manufacturing operation. The transactional costs of $848, incurred in 2008 and classified as other long-term assets at September 30, 2008, would be expensed in 2009 under the guidance of SFAS 141(R) if the acquisition contemplated by management was not consummated in 2008.

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

3. Inventories, net

Inventories, net of reserves for excess, obsolete, and lower of cost or market adjustments of $1,018 and $1,238 as of September 30, 2008 and December 31, 2007, respectively, consist of the following:

	September 30, 2008	December 31, 2007
Finished goods and work in process	$23,025	$22,764
Materials and supplies	9,435	9,663

	$32,460	$32,427

4. Property, Plant and Equipment and Alloy Metals

Property, plant and equipment and alloy metals consist of the following:

	September 30, 2008	December 31, 2007
Land	$861	$928
Buildings and leasehold improvements	14,958	15,065
Machinery and equipment	67,372	64,014
Alloy metals	120,997	101,722

	204,188	181,729
Less – Accumulated depreciation	(30,653)	(22,466)

	173,535	159,263
Construction-in-progress	6,715	3,791

	$180,250	$163,054

In October 2007, we acquired the North American Continuous Filament Mat (“CFM”) business of Owens Corning (“OC”). Under the terms of the CFM acquisition agreement OC paid us $2.3 million in early July 2008 as a result of our termination of the Anderson, SC land and building lease and of our vacating of the premises in late June 2008. As discussed in Note 3 of our 2007 Consolidated Financial Statements, the amount paid to us by OC has the effect of reducing the CFM acquisition cost, first reducing the goodwill and then reducing the value of the acquired property, plant and equipment by approximately $650 and $1,650, respectively.

5. Intangible Assets

Intangible assets subject to amortization and trademarks, which are not amortized, consist of the following:

		September 30, 2008	December 31, 2007	Estimated Useful Lives
	Intangible assets subject to amortization:
	Customer relationships	$4,800	$4,800	11 years
	Process technology	10,200	10,200	18 years
	Deferred financing fees	5,145	5,145	5 to 8 years
	Covenant not to compete	2,018	2,018	3 years

	Sub-Total	22,163	22,163
	Less – Accumulated amortization	(5,678)	(3,742)

		16,485	18,421
Trademarks –	not amortized	5,613	5,613

	Net intangible assets	$22,098	$24,034

Deferred financing fees are amortized by the straight-line method, which approximates the effective interest method.

6. Accrued Liabilities

Accrued liabilities consist of the following:

	September 30, 2008	December 31, 2007
Vacation	$2,540	$2,302
Real and personal property taxes, excluding prepetition amounts still in negotiation	3,979	3,870
Pre-petition real and personal property taxes	999	999
Payroll and benefits	2,319	2,898
Variable compensation accrual	1,914	1,508
Amount due for pension reimbursement	810	1,947
Accrued interest	7,249	2,427
Current portion of pension and other employee benefits	1,133	1,133
Other	576	384

Total accrued liabilities	$21,519	$17,468

7. Debt

Principal amounts of indebtedness outstanding under the Company’s financing arrangements consist of the following:

	September 30, 2008	December 31, 2007
Senior secured notes	$175,000	$175,000
Senior secured revolving credit facility	7,100	—
Capital lease obligations	1,025	1,246

Total debt	183,125	176,246
Less – Current portion	(1,025)	(1,246)

Total long-term debt	$182,100	$175,000

Senior Secured Revolving Credit Facility

The Company’s $40,000 Senior Secured Revolving Credit Facility (“Credit Facility”) matures in October 2011 and includes a $20,000 sublimit for the issuance of letters of credit and a $5,000 sublimit for swing line loans. The borrowing base for the Credit Facility is equal to the sum of: (i) an advance rate against eligible accounts receivable of up to 90%, plus (ii) the lesser of (A) 65% of the book value of eligible inventory (valued at the lower of cost or market) and (B) 85% of the net orderly liquidation value for eligible inventory, plus (iii) up to $32,500 of eligible alloy inventory, minus (iv) 100% of mark-to-market risk on certain interest hedging arrangements, minus (v) a reserve of $7,500.

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

At September 30, 2008 and December 31, 2007, we had $7,100 and no cash borrowings, respectively, outstanding under the Credit Facility. The weighted average interest rate for cash borrowings outstanding as of September 30, 2008 was 5.03%. At September 30, 2008 and December 31, 2007, we had also utilized approximately $600 and $450, respectively, of the Credit Facility for issued and outstanding standby letters of credit, primarily for collateral required for workers’ compensation obligations. Borrowing availability at September 30, 2008 and December 31, 2007, was approximately $32,300 and $39,550, respectively.

The Credit Facility contains customary representations and warranties and customary affirmative and negative covenants, including, among other things, restrictions on indebtedness, liens, investments, mergers and consolidations, dividends and other payments in respect to capital stock, transactions with affiliates, and optional payments and modifications of subordinated and other debt instruments. The Credit Facility also includes customary events of default, including a default upon a change of control. We were in compliance with all such covenants at September 30, 2008 and December 31, 2007.

Senior Secured Notes

On October 25, 2007, we issued $175,000 aggregate principal amount of 11% senior second lien notes (“Old Notes”) due in 2014 to an initial purchaser, which were subsequently resold to qualified institutional buyers and non-U.S. persons in reliance upon Rule 144A and Regulation S under the Securities Act of 1933, as amended (the “Securities Act”). On May 8, 2008, we filed with the United States Securities and Exchange Commission (“SEC”) a registration statement on Form S-4 under the Securities Act related to the exchange offer of all the Old Notes, which was declared effective by the SEC on June 3, 2008. Per the exchange offer that was fully consummated and closed on July 11, 2008, holders of notes were entitled to exchange their outstanding Old Notes for exchange notes (“Notes”), which are identical in all respects to the Old Notes except:

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

As of September 30, 2008 and December 31, 2007, the estimated fair value of the Notes was $155,750 and $169,750, respectively, compared to a recorded book value of $175,000. The fair value of the Notes is estimated on the basis of quoted market prices; however, trading in these securities is limited and may not reflect fair value. The fair value is subject to fluctuations based on the Company’s performance, its credit rating and changes in interest rates for debt securities with similar terms.

Capital Leases

At September 30, 2008 and December 31, 2007, the Aiken, SC facility had a capital lease for manufacturing equipment. The lease is secured by a first priority lien on the leased assets, which had a net book value of $1,820 and $2,068 as of September 30, 2008 and December 31, 2007, respectively. As of September 30, 2008, aggregate future minimum payments under the lease totaled $1,031, with $6 representing interest thereon. The balance of the obligation, $1,025 at September 30, 2008, is recognized as a current obligation in the accompanying consolidated balance sheet.

Maturities of Long-Term Debt

Maturities of long-term debt at September 30, 2008 consist of the following:

2008	$1,025
2011	7,100
2014	175,000

$183,125

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

9. Employee Benefits

Pension and other Postretirement Benefits

Pension Benefits – As described more fully in our 2007 Consolidated Financial Statements, we have a reimbursement obligation to Owens Corning under Owens Corning’s defined benefit pension plan covering certain of our employees. Our obligation to Owens Corning is unfunded. We do not have a defined benefit pension plan.

Other Postretirement Benefits – We have a postretirement benefit plan that covers substantially all of our domestic employees. Upon the completion of the attainment of age sixty-two and ten years of continuous service, an employee may elect to retire. Employees eligible to retire may receive limited postretirement health and life insurance benefits. We also have an unfunded reimbursement obligation to Owens Corning for certain of our retirees who retired under Owens Corning’s retiree medical plan.

Net periodic benefit costs for the three and nine months ended September 30, 2008 and September 30, 2007, are as follows:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	Pension Benefits		Post-Retirement Benefits		Pension Benefits		Post-Retirement Benefits
	2008	2007	2008	2007	2008	2007	2008	2007
Service cost	$–	$–	$105	$86	$–	$–	$314	$258
Interest cost	73	75	105	98	220	225	315	295

Total net periodic benefit cost	$73	$75	$210	$184	$220	$225	$629	$553

Expected net employer contributions for the defined benefit plan for the year ending December 31, 2008 are $603. Expected net employer contributions for the postretirement benefit plan for the year ending December 31, 2008 are $530.

Defined Contribution Plan

We have a defined contribution 401(k) plan that allows qualifying employees to contribute up to 30% of their annual pretax or after-tax compensation subject to Internal Revenue Service (IRS) limitations. Effective January 1, 2007, AGY provides a matching employer contribution of 50% up to 6% of each participant’s before-tax salary deferral. In addition, AGY may make an employer contribution to the plan based on the Company’s annual financial performance. For the nine months ended September 30, 2008 and 2007, we contributed $608 and $462, respectively.

10. Stock-based Compensation

Our stock-based compensation includes stock options and restricted stock as described in our 2007 Consolidated Financial Statements. Total stock-based compensation was $805 and $951 at September 30, 2008 and 2007, respectively. No additional stock options or restricted stock was granted, exercised, forfeited or expired during the nine months ended September 30, 2008.

11. Comprehensive Income (Loss)

Comprehensive income (loss) represents net income (loss) and other gains and losses affecting shareholder’s equity that are not reflected in our consolidated statements of operations. The components of comprehensive income (loss) for the three and nine months ended September 30, 2008 and 2007 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net income (loss)	$999	$1,805	$437	$(350)
Currency translation adjustments	23	(18)	15	(4)

Comprehensive income (loss)	$1,022	$1,787	$452	$(354)

12. Anderson Contract Termination Costs

On March 31, 2008, AGY notified OC of its intent to terminate the Anderson, SC land and building lease agreement, which also triggered the early termination of the Anderson manufacturing services agreement with an effective date of June 30, 2008.

During April 2008, the Anderson furnace had a premature failure that resulted in a permanent shutdown of the furnace. As a consequence, AGY was obligated to pay $639 for the facility lease expenses and the manufacturing service costs related to labor and other fixed expenses incurred by OC from the date of the furnace shutdown to June 30, 2008, the effective date of the termination of all the Anderson related agreements, without economic benefit to the Company.

We recorded these costs as contract termination costs included in “Other operating income”, under the guidance of SFAS 146, “Accounting for Costs Associated with Exit or Disposal of Activities”. We paid in full the balance due for such contract termination costs to OC during the third quarter of 2008 and there is no residual liability to settle as of September 30, 2008.

13. Derivative Instruments and Hedging Activities

We sometimes use interest rate swap and cap agreements to manage the risk associated with fluctuations in interest rates and the subsequent impact on future interest payments. The differential paid or received under these agreements is recognized at fair value in the accompanying consolidated balance sheet. At September 30, 2008 and December 31, 2007, the Company had no interest rate hedging agreements in effect.

We also, from time to time, enter into fixed-price agreements for our natural gas commodity requirements to reduce the variability of the cash flows associated with forecasted purchases of natural gas. At September 30, 2008 and December 31, 2007, the Company had existing contracts for physical delivery of natural gas at its Aiken, SC facility that fix the commodity cost of natural gas for approximately 70% and 88% of its estimated natural gas purchase requirements in the next fifteen and six months, respectively. Although these contracts are considered derivative instruments, they meet the normal purchases exclusion contained in SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities — an amendment of FASB Statement No. 133, and SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, and are therefore exempted from the related accounting requirements.

14. Alloy Metals Leases

We lease under short-term operating leases (generally with lease terms from one to twelve months) a portion of the alloy metals needed to support our manufacturing operations. During the nine months ended September 30, 2008 and 2007, total lease costs of alloy metals were $6,273 and $1,004, respectively, and were classified as a component of cost of goods sold. This increase in alloy metal lease costs was driven by additional requirements related to both the CFM acquisition, higher production of advanced material products and higher market prices for platinum and rhodium.

We are leasing alloy metals under the following two agreements:

Metal Consignment Facility

The Company has had a consignment agreement in place with Bank of Nova Scotia, as assignee of Bank of America, N.A., which was assignee of Fleet Precious Metals Inc., to lease platinum, one of the alloy metals used in our manufacturing operations, since August 2005. In March 2008, as a result of the increase in platinum market prices, the prior consignment limit was amended to provide up to the lesser of: a) $69,600; b) the value of 32,000 ounces of platinum; or c) $42,000 plus two times the then-available undrawn face amount of letters of credit securing the agreement. The platinum facility is payable upon the earlier of the occurrence of an event of default under the agreement or the termination of the agreement, and is collateralized by (i) the leased platinum and (ii) all of our owned platinum, including, without limitation, platinum incorporated into equipment. Lease payments are payable monthly and, at our election, based on either (i) a floating fee calculated and specified by Bank of Nova Scotia from time to time and initially set at 7.5% per annum or (ii) a fixed fee equal to the precious metals rate, which is the fixed market-based lease rate for the applicable lease period, plus a 2.0% margin. The consignment agreement contains customary events of default, including, without limitation, nonpayment of lease payments, inaccuracy of representations and warranties in any material respect and a cross-default provision with the Credit Facility and the Senior Second Lien Notes. The consignment agreement does not contain any financial covenants. We or Bank of Nova Scotia may terminate the consignment agreement at any time upon 30 days prior written notice.

At September 30, 2008 and December 31, 2007, we leased 28,400 and 24,500 ounces, respectively, of platinum under the facility, with a notional value of approximately $28,500 and $37,400, respectively, as calculated under the facility. Unused availability at September 30, 2008 and December 31, 2007, was approximately 3,600 and 1,700 ounces of platinum and $41,000 and $2,600, respectively. If the market value of the leased platinum exceeds $69,600 or 32,000 ounces, we are required to purchase or otherwise provide sufficient platinum to reduce the lease balance. As at September 30, 2008, there were no outstanding letters of credit securing the agreement. All of the leases outstanding at September 30, 2008 had terms of three to twelve months, maturing no later than September 25, 2009 (with future minimum rentals of approximately $1,700 until maturity in 2009).

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

At September 30, 2008 and December 31, 2007, we leased approximately 19,100 and 19,800 ounces of platinum, respectively, and 3,300 and 3,400 ounces of rhodium, respectively, with a notional lease value of approximately $61,300 and $50,800, respectively. All of the leases outstanding at September 30, 2008 had terms of three months, maturing no later than November 26, 2008 (with future minimum rentals of approximately $400 until maturity in 2008), prior to renewals as discussed above.

Effective October 24, 2008, we terminated the OC master lease agreement and entered into a new master lease agreement (the “Master Lease Agreement”) with DB Energy Trading LLC (“DB”) for the purpose of leasing precious metals necessary for the operations of the CFM business. The purpose of the Master Lease Agreement is to provide the terms and conditions under which AGY and DB may enter into leases from time to time whereby DB shall make available to the AGY up to 19,057 ounces of platinum and 3,308 ounces of rhodium necessary for the CFM operations. The Master Lease Agreement allows AGY to enter into leases of alloy metals with terms of one to twelve months and has an overall thirty-six month lease commitment period. Lease fees depend on the quantity of metal leases required by AGY multiplied by a benchmark value of the applicable precious metal and a margin above the lease rate index as published on DB’s daily precious metal rates sheet. The Master Lease Agreement contains customary events of default, including, without limitation, nonpayment of lease payments, inaccuracy of representations and warranties in any material respect and certain cross-default provisions.

15. Commitments and Contingencies

We are not a party to any significant litigation or claims, other than routine matters incidental to the operation of the Company. We do not expect that the outcome of any pending claims will have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.

In addition to the alloy metal leases discussed in Note 14, we also lease other equipment and property under operating leases. Total rent expense for the nine months ended September 30, 2008 and 2007, was $831 and $315, respectively. The increase in 2008 is primarily due to a seven-year operating lease agreement for manufacturing equipment. The following is a schedule by year of minimum future rentals associated with the manufacturing equipment leased primarily in the third quarter of 2008:

10/01/08 to 12/31/08	$260
2009	1,038
2010	1,038
2011	1,038
2012	1,038
Thereafter	2,749

$7,161

We have agreements to purchase marbles from OC pursuant to which the Company is obligated to make the following minimum purchases:

10/01/08 to 12/31/08	$1,594
2009	2,782

$4,376

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

In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible as well as considers counterparty credit risk in its assessment of fair value. Our foreign exchange derivative assets and liabilities are valued using quoted forward foreign exchange prices at the reporting date. At September 30, 2008, we had no financial assets and liabilities outstanding requiring fair value measurements.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141(R)”), which replaces SFAS No. 141. SFAS 141(R) retains the underlying concepts of SFAS No. 141 in that all business combinations are still required to be accounted for at fair value under the purchase method of accounting, but SFAS 141(R) changed the application of the purchase method in a number of significant aspects. Acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. SFAS 141(R) amends FASB Statement No. 109 such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS 141(R) would also apply the provisions of SFAS 141(R) subsequent to December 15, 2008. Early adoption is not permitted. We have not determined what impact, if any, that adoption of this standard will have on our financial statements. Management has entered into a nonbinding letter of intent to acquire an Asian yarn manufacturer. This acquisition, if completed, will provide AGY with additional capabilities to further penetrate the growing Asian markets and establish a low cost manufacturing operation. The transactional costs of $848, incurred in 2008 and classified as other long-term assets at September 30, 2008, would be expensed in 2009 under the guidance of SFAS 141(R) if the acquisition contemplated by management was not consummated in 2008.

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

Results of operations

The following tables summarize our results of operations in dollars and as a percentage of net sales for the three and nine months ended September 30, 2008 and 2007 (dollars in thousands, except for percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net sales	$61,143	$48,349	$183,177	$134,746
Cost of goods sold	48,532	35,790	148,985	106,539

Gross profit	12,611	12,559	34,192	28,207
Selling, general and administrative expenses	5,006	4,391	14,358	12,625
Amortization of intangible assets	465	419	1,394	1,257
Other operating income, net	—	—	319	195

Operating income	7,140	7,749	18,759	14,520
Other non-operating (expense) income, net	(127)	168	(18)	92
Interest expense	(5,222)	(5,011)	(17,858)	(15,157)

Income (loss) before income taxes	1,791	2,906	883	(545)
Income tax benefit (expense)	(792)	(1,101)	(446)	195

Net income (loss)	$999	$1,805	$437	$(350)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	79.4%	74.0%	81.3%	79.1%

Gross profit	20.6%	26.0%	18.7%	20.9%
Selling, general and administrative expenses	8.2%	9.1%	7.8%	9.3%
Amortization of intangible assets	0.8%	0.9%	0.8%	0.9%
Other operating income, net	—%	—%	0.1%	0.1%

Operating income	11.6%	16.0%	10.2%	10.8%
Other non-operating (expense) income, net	(0.2)%	0.3%	0.0%	0.0%
Interest expense	(8.5)%	(10.4)%	(9.7)%	(11.2)%

Income (loss) before income taxes	2.9%	5.9%	0.5%	(0.4)%
Income tax benefit (expense)	(1.3)%	(2.2)%	(0.3)%	0.1%

Net income (loss)	1.6%	3.7%	0.2%	(0.3)%

As further discussed below, our management uses EBITDA and Adjusted EBITDA, which are non-GAAP financial measures, to measure our operating performance.

EBITDA and Adjusted EBITDA (which are defined below) are reconciled from net loss determined under GAAP as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Statement of operations data:
Net income (loss)	$999	$1,805	$437	$(350)
Interest expense	5,222	5,011	17,858	15,157
Income tax (benefit) expense	792	1,101	446	(195)
Depreciation and amortization	3,106	2,561	9,737	9,549

EBITDA	$10,119	$10,478	$28,478	$24,161

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
EBITDA	$10,119	$10,478	$28,478	$24,161
Adjustments to EBITDA:
Alloy depletion charge, net (a)	3,093	2,111	8,964	5,619
Non-cash compensation charges (b)	223	327	805	951
Management fees (c)	188	188	563	563
Disposition of assets (gain) (d)	—	—	(930)	(195)
Cost associated with the exit of Anderson facility (e)	16	—	639	—
Union signing bonus (f)	—	—	—	324

Adjusted EBITDA	$13,639	$13,104	$38,519	$31,423

(a)	As part of capital expenditures, we purchase alloy metals. During the manufacturing process a small portion of the alloy metal is physically consumed. GAAP requires that when the metal is actually consumed a non-cash charge be recorded. This expense is recorded net of the amount of metal that can be recovered after some specific treatment and net of the charges associated with such recovery treatment.
(b)	Reflects non-cash compensation expenses related to awards under Holdings’ 2006 Stock Option Plan and Holdings’ restricted stock granted to certain members of management.
(c)	Reflects the elimination of the annual management fee payable to our sponsor, Kohlberg & Company, LLC, pursuant to the management agreement entered into in connection with the Acquisition.
(d)	Reflects the elimination of the gain recorded versus historical book value on the sale of some non-operating assets.
(e)	Reflects the elimination of the costs associated with the termination of the Anderson land and building lease and manufacturing services agreements that continued to be incurred from the date of the premature failure of the Anderson furnace to June 30, 2008, without economic benefit to the Company.
(f)	Reflects the signing bonuses payable to members of the Teamsters union in connection with ratification of the collective bargaining agreement.

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

THREE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2007

Net sales. Net sales increased $12.8 million, or 26.5%, to $61.1 million for the three months ended September 30, 2008, compared to $48.3 million during the comparable quarter of 2007. This increase is primarily a result of (i) our acquisition of the North American Continuous Filament Mat (“CFM”) business of Owens Corning (“OC”) in October 2007, which contributed $8.4 million of incremental revenue, (ii) selected price increases, and (iii) a favorable product mix associated with higher sales of advanced material and technical yarn products. Defense revenues increased by 57% as the result of our continued success in the Mine Resistant Ambush Protected (“MRAP”) program and the associated Explosively-Formed Penetrator (“EFP”) protection kits program initiated in the second half of 2007. Aerospace revenues increased by 10%, reflecting higher demand in the aircraft original equipment manufacturer (“OEM”) and retrofit markets. Without taking account of the CFM acquisition, electronic and industrial revenue decreased by 3% and 12%, respectively. Demand for architectural roofing structure continued to increase during the third quarter of 2008 when compared to the same period in 2007, leading to a 10% increase for non-CFM construction revenue for the three months ended September 30, 2008 compared to the same period in 2007.

Gross profit. Gross profit remained flat at approximately $12.6 million for the three months ended September 30, 2008 and the three months ended September 30, 2007. Gross profit margin decreased to 20.6% of net sales, in the three months ended September 30, 2008 from 26.0% of net sales, for the three months ended September 30, 2007. A favorable product mix, selected price increases, and increased levels of production that resulted in over-absorption of manufacturing overhead costs, favorably impacted gross profit margin. However, these improvements were offset by several factors, including: (i) short-term inefficiencies due to production ramp-up activities necessary to support market demand, (ii) an increase in alloy metal lease costs driven by additional alloy metal requirements associated with the CFM acquisition, higher production of advanced material products, and increased market prices for platinum and rhodium, (iii) inflationary pressure in energy, raw materials, freight costs and higher labor expenses, and (iv) higher alloy metal net depletion losses caused by the increased levels of production and the timing of alloy metal recoveries.

Selling, general and administrative expenses. Selling, general and administrative costs increased $0.6 million to $5.0 million during the quarter ended September 30, 2008 from $4.4 million in the comparable quarter of 2007. This increase reflects higher personnel and business development expenses necessary to support our strategic growth initiatives and new product development activities. Selling, general and administrative costs decreased from 9.1% of net sales in the third quarter of 2007 to 8.2% of net sales in the third quarter of 2008.

Interest expense. Interest expense increased $0.2 million from $5.0 million in the third quarter of 2007 to $5.2 million for the three months ended September 30, 2008. The increase was primarily due to the increase in borrowings outstanding under our revolving credit facility during the third quarter of 2008 when compared to the third quarter of 2007.

Income tax expense. Income tax expense decreased $0.3 million from $1.1 million in the third quarter of 2007 to $0.8 million for the three months ended September 30, 2008 due to the lower pre-tax income recognized in the third quarter of 2008.

Net income. As a result of the aforementioned factors, we reported a net income of $1.0 million for the three months ended September 30, 2008, compared to a net income of $1.8 million for the three months ended September 30, 2007.

NINE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2007

Net sales. Net sales increased $48.5 million, or 35.9%, to $183.2 million for the nine months ended September 30, 2008, compared to $134.7 million during the comparable period of 2007. This increase is the result of (i) our acquisition of the North American CFM business in October 2007, which contributed $25.0 million of incremental revenue, (ii) selected price increases and (iii) an improvement in product mix associated with higher sales of advanced material and technical yarn products. Defense revenues increased by 101% as a result of our continued success in the MRAP program and the EFP protection kits. Aerospace revenues increased by 16% reflecting higher OEM and retrofit activity. Without taking account of the CFM acquisition, shipments to the electronics industry and industrial market increased by 2%. The construction market continues to experience softness in the North American housing segment, however, demand for architectural roofing structure improved. Consequently, non-CFM construction revenue increased by 4% for the nine months ended September 30, 2008 compared to the same period in 2007.

Gross profit. Gross profit increased approximately $6.0 million from $28.2 million, or 20.9% of net sales, in the nine months ended September 30, 2007 to $34.2 million, or 18.7% of net sales, for the nine months ended September 30, 2008. The gain in profitability was associated with a more favorable product mix, selected price increases, the incremental margin associated with the CFM acquisition, lower depreciation expense and a reduction in consulting costs when compared to the same period last year. These improvements were partially offset by several factors, including primarily: (i) short-term inefficiencies associated with capacity increases necessary to meet market demand and establish in-house marble production in our Aiken, SC facility, (ii) an increase in alloy metal lease costs driven by additional alloy metal requirements associated with the CFM acquisition, higher production levels of advanced material products and higher market prices for platinum and rhodium, (iii) a furnace disruption experienced at our Aiken, SC facility in early 2008, (iv) inflationary pressure in energy, raw materials, freight costs and higher labor expenses and (v) higher alloy metal net depletion losses caused by the increased levels of production and the timing of alloy metal recoveries.

Selling, general and administrative expenses. Selling, general and administrative costs increased $1.8 million to $14.4 million during the nine months ended September 30, 2008 from $12.6 million in the comparable period of 2007. This increase reflects higher personnel and business development expenses necessary to support our strategic growth initiatives and new product development activities. Selling, general and administrative costs as a percent of sales decreased from 9.3% in the first nine months of 2007 to 7.8% in the first nine months of 2008.

Interest expense. Interest expense increased $2.7 million from $15.2 million in the first nine months of 2007 to $17.9 million for the nine months ended September 30, 2008. The increase was primarily due to $2.2 million of fees and expenses incurred during the first nine months of 2008 in connection with the bondholders’ consent solicitation for our Metal Consignment Facility amendment and the S-4 Registration Statement and an increase in borrowings under the revolving credit facility for the first nine months of 2008.

Income tax expense. Income tax expense increased $0.6 million for the nine months ended September 30, 2008, when compared to the first nine months of 2007 due primarily to a pre-tax income and a pre-tax loss recognized in the first nine months of 2008 and 2007, respectively. In addition, the effective tax rate increased from 35.8% for the first nine months of 2007 to 50.5% for the nine months ended September 30, 2008. The increase in the effective tax rate is a result of an adjustment to prior year state tax accruals based on new information that became available during the third quarter of 2008.

Net Income. As a result of the aforementioned factors, we reported a net income of $0.4 million for the nine months ended September 30, 2008, compared to a net loss of $0.4 million for the nine months ended September 30, 2007.

LIQUIDITY AND CAPITAL RESOURCES

Working capital. Working capital is defined as total current assets, excluding unrestricted cash, less total current liabilities, including the current portion of long-term debt. We had working capital of $32.4 million and $34.5 million on September 30, 2008 and December 31, 2007, respectively. The $2.1 million decrease is primarily the result of: (i) a $2.2 million increase in accounts receivable attributable to the higher sales in the third quarter of 2008 compared to the fourth quarter of 2007, partially offset by an improvement in days sales outstanding, (ii) a $4.1 million increase in accrued liabilities, primarily attributable to higher accrued interest based on the semi-annual schedule of interest payments on our Notes and lower amounts due for pension reimbursement obligations, in part offset by (iii) a $0.5 million decrease in trade accounts payable, and a (iv) a $0.7 million decrease in deferred income taxes current assets.

Other balance-sheet items.

Net Property, Plant and Equipment and Alloy Metals. Net property, plant and equipment increased $17.2 million, or 10.5%, from December 31, 2007 to September 30, 2008. The net increase is the result of $36.7 million of capital expenditures and alloy metals purchases, partially offset by $17.3 million of depreciation and alloy metals depletion expenses, the $1.7 million reduction of the value of the CFM acquired property, plant and equipment due to the resolution of the CFM acquisition contingency and finalization of the CFM purchase accounting discussed in Note 4 to these interim consolidated financial statements and $0.5 million of net book value for retired assets.

Long Term Debt. Long-term debt increased $7.1 million from December 31, 2007 to September 30, 2008 as a result of borrowings under our Credit Facility necessary to fund the alloy metals and other capital expenditures made during the first nine months of 2008 in order to support customer demand.

Nine months ended September 30, 2008 compared to Nine months ended September 30, 2007.

Cash provided by operating activities was $23.0 million for the nine months ended September 30, 2008, compared to $21.7 million for the nine months ended September 30, 2007. The $1.3 million increase during 2008 was primarily attributable to a higher net income adjusted for non-cash items, partially offset by an increase in working capital requirements.

Cash used in investing activities was $34.0 million for the nine months ended September 30, 2008, compared to $8.5 million for the nine months ended September 30, 2007. The increase was due primarily to higher purchases of alloy metals, which totaled $28.2 million for the nine months ended September 30, 2008 to support our manufacturing capacity expansion.

Cash provided by financing activities was $6.9 million for the nine months ended September 30, 2008, compared to cash used in financing activities of $0.9 million for the nine months ended September 30, 2007. The increase was due primarily to $7.1 million of borrowings outstanding under our Credit Facility at September 30, 2008.

Historical indebtedness

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

At September 30, 2008, we had total liquidity of $33.4 million, consisting of $1.1 million in unrestricted cash and approximately $32.3 million available under the Credit Facility.

Our principal sources of liquidity have been cash flow generated from operations, borrowings under our $40 million Credit Facility, the issuance of $175 million in aggregate principal amount of 11% Senior Second Lien Notes due 2014 and our cash on hand.

Our Credit Facility has a term of 60 months and includes sub-limits for the issuance of letters of credit and swing line loans. The borrowing base for our Credit Facility is equal to the sum of: (i) an advance rate against eligible accounts receivable of up to 90%, plus (ii) the lesser of (A) 65% of the book value of our eligible inventory (valued at the lower of cost or market) and (B) 85% of the net orderly liquidation value for our eligible inventory, plus (iii) up to $32.5 million of our eligible alloy inventory, minus (iv) 100% of mark-to-market risk on certain interest hedging arrangements, minus (v) a reserve of $7.5 million.

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

As of September 30, 2008, we had utilized approximately $0.6 million of the Credit Facility for the issuance of standby letters of credit and had $7.1 million cash borrowings outstanding, leaving $32.3 million available for additional borrowings.

In connection with our refinancing on October 25, 2006, we issued $175.0 million aggregate principal amount of Notes to an initial purchaser, which were subsequently resold to qualified institutional buyers and non-U.S. persons in reliance upon Rule 144A and Regulation S under the Securities Act of 1933, as amended. As discussed in Note 7, we consummated an exchange offer of the Notes in September 2008. Interest on the Notes is payable semi-annually on May 15 and November 15 of each year. Our obligations under the Notes are fully and unconditionally guaranteed, jointly and severally, on a second-priority basis, by each of our existing and future domestic subsidiaries, other than immaterial subsidiaries, that guarantee our indebtedness, including our new Credit Facility, or the indebtedness of any our restricted subsidiaries. The indenture does not allow us to pay dividends or distributions on our outstanding capital stock (including to our parent) and limits or restricts our ability to incur additional debt, repurchase securities, make certain prohibited investments, create liens, transfer or sell assets, enter into transactions with affiliates, issue or sell stock of a subsidiary or merge or consolidate. The indenture permits the trustee or the holders of 25% or more of the notes to accelerate payment of the outstanding principal and accrued and unpaid interest upon certain events of default, including failure to make required payments of principal and interest when due, uncured violations of the material covenants under the indenture or if lenders accelerate payment of the outstanding principal and accrued unpaid interest due to an event of default with respect to at least $15.0 million of our other debt, such as our Credit Facility.

As of September 30, 2008, the estimated fair value of the Notes was $155,750 compared to a recorded book value of $175,000.

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

FINANCIAL OBLIGATIONS AND COMMITMENTS

As of September 30, 2008, current maturities of accounts payable and capital lease obligations totaled $11.5 million. The capital lease obligations of $1.0 million mature by the end of 2008.

We have committed to purchase marbles from OC. At September 30, 2008, the minimum purchases were $1.6 million and $2.8 million for the remainder of 2008 and 2009, respectively.

As discussed in more detail in our 2007 Consolidated Financial Statements and in our notes to these interim consolidated financial statements, we also entered into several short-term operating leases for alloy metals and into various operating leases for certain manufacturing equipment, personal and real property.

Our Credit Facility is scheduled to mature in October 2011 and our $175 million Notes mature in October 2014.

IMPACT OF INFLATION AND ECONOMIC TRENDS

Historically, inflation has not had a material effect on our results of operations, as we have been able to offset most of the impact of inflation through price increases for our products. However, we cannot guarantee that we will continue to be able to offset these costs through price increases to our customers in the future.

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

FOREIGN EXCHANGE RISK

We are subject to inherent risks attributed to operating in a global economy. All of our debt and most of our costs are denominated in U.S. dollars. Approximately 2% of our sales are denominated in currencies other than the U.S. dollar. Although our level of foreign currency exposure is limited, we may utilize derivative financial instruments to manage foreign currency exchange rate risks.

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

PART II – OTHER INFORMATION

ITEM 1A. Risk Factors

As of November 12, 2008, there have been no material changes to the risk factors disclosed under the heading “Risk Factors” in Amendment No. 1 to the Company’s Registration Statement on Form S-4 (Registration No. 333-150749), which are incorporated herein by reference. These factors could materially affect our business, financial condition or future results. In addition, future uncertainties may increase the magnitude of these adverse affects or give rise to additional material risks not now contemplated.

ITEM 6 – Other Information

None to report.

ITEM 7 – Exhibits

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

AGY Holding Corp.

Date: November 12, 2008	By:	/s/ Douglas J. Mattscheck
Douglas J. Mattscheck
Chief Executive Officer, President and Director

Date: November 12, 2008	By:	/s/ Wayne T. Byrne
Wayne T. Byrne
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification by Douglas J. Mattscheck pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Wayne T. Byrne pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Douglas J. Mattscheck pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Wayne T. Byrne pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.