Form 10-K
period 2008-12-31
AGY Holding Corp.
filed 2009-03-25
CIK 1431824

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 333-150749

AGY HOLDING CORP.

(Exact name of registrant as specified in its charter)

Delaware

(State or other jurisdiction of incorporation or organization)

20-420637

(IRS Employer Identification Number)

2556 Wagener Road

Aiken, South Carolina 29801

(Address of Principal Executive Offices) (Zip Code)

Registrant’s telephone number, including area code: (888) 434-0945

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

The registrant is privately held. There is no trading in its common equity, and therefore an aggregate market value of common stock of the registrant based on sales or bid and asked prices is not determinable.

The total number of shares of the registrant’s common stock, par value $0.0001 per share, outstanding as of March 24, 2009 was 1,291,667.

Documents incorporated by reference: None

AGY HOLDING CORP.

Forward-Looking Statements

This Annual Report on Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of Part II of this Annual Report, includes or may include “forward-looking statements.” All statements included herein, other than statements of historical fact, may constitute forward-looking statements. In some cases you can identify forward-looking statements by terminology such as “may,” “should” or “could.” Generally, the words “anticipates,” “believes,” “expects,” “intends,” “estimates,” “projects,” “plans” and similar expressions identify forward-looking statements. Although AGY Holding Corp. believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, among others, the items discussed in “Risk Factors” in Item 1A of Part I of this Annual Report, and that are otherwise described from time to time in AGY’s Securities and Exchange Commission filings after this Annual Report. AGY assumes no obligation and does not intend to update these forward-looking statements.

PART I

ITEM 1.	BUSINESS

Overview

AGY Holding Corp. is a Delaware corporation, incorporated in 2004, with its headquarters in South Carolina. AGY Holding Corp. and its subsidiaries are referred to herein as “AGY” or the “Company”. The Company manufactures and sells glass yarn used in a variety of electronic, industrial, construction and specialty applications. We are focused on serving end-markets that require glass fibers for applications with demanding performance criteria, such as the aerospace, defense, construction, electronics and industrial end-markets which represented approximately 14%, 24%, 15%, 21% and 26%, respectively, of our sales for the year ended December 31, 2008. We are able to leverage our flexible manufacturing capabilities to target new specialty end-use applications and to shift production rapidly to meet changing market demand.

The business is conducted through AGY Holding Corp., its two wholly owned domestic operating subsidiaries, AGY Aiken LLC and AGY Huntingdon LLC, and its wholly owned foreign subsidiary, AGY Europe SARL.

Beginning in 2000, a global economic downturn and inventory correction in the electronics end-market, a migration of commodity heavy yarn production for the electronics end-market to Asia, a key customer loss in the construction end-market and a number of other factors culminated in our filing for Chapter 11 protection on December 10, 2002. We successfully emerged from Chapter 11 protection on April 2, 2004. On April 7, 2006, our Company was acquired by KAGY Holding Company, Inc. (“Holdings”) pursuant to the terms of an agreement of merger dated February 23, 2006. In the acquisition, all issued and outstanding shares of our common stock were converted into the right to receive cash. Total merger consideration was approximately $271 million (approximately $275.5 million including acquisition-related costs and adjustments). In October 2006, we repaid all outstanding borrowings under our then-existing senior secured credit facilities as part of the refinancing of our indebtedness through our new $40 million credit facility, the issuance of $175 million in aggregate principal amount of 11% senior second lien notes due 2014 and our cash on hand.

Our sales by geographic region in 2008, 2007 and 2006 were as follows:

	2008	2007	2006
	(in millions)
Americas	$178.6	$126.6	$123.2
Europe	27.7	24.6	25.1
Asia	30.2	33.2	22.3

Total	$236.5	$184.4	$170.6

Our Products

Glass Products. We are a leader in the design, development, manufacturing, and marketing of advanced glass fibers used in diverse, high value applications. We produce high-quality fine filament glass fibers, which provide customers with enhanced strength-to-weight ratios, fabric quality and flexibility properties. Glass fibers are differentiated from one another in three ways: (i) glass chemistry, (ii) diameter of the filament and (iii) sizing (a coating applied to the filament). Glass fiber is produced by passing molten glass through bushings, producing thin glass filaments which are spooled and then twisted into fiber or bundled into untwisted heavy weight fibers called rovings. We produce hundreds of different glass fiber types at two facilities in North America. Glass fiber types are broadly segmented into two categories: E Glass and advanced materials, including S-2 Glass.

E Glass is a natural, lustrous, white continuous fiber made of highly stable and durable glass filaments. Within E Glass, we focus on both “semi-technical” and “technical” fibers. We differentiate between semi-technical and technical E Glass fibers based on their technical complexity and difficulty in manufacturing, and our technical fibers include filaments with a diameter of eight microns or less and fibers with specialized chemical compositions. As a result of their complexity, technical fibers are manufactured by only a few suppliers. We generally compete with one or two alternative suppliers for the vast majority of our technical products. Because our technical fibers offer significant value to our customers, we are able to command a price and margin premium compared to most semi-technical E Glass fibers. For the year ended December 31, 2008, approximately 78% of our E Glass products were technical fibers. We plan to continue to produce semi-technical E Glass fibers to enable us to offer our customers a full suite of products.

S-2 Glass is a proprietary product that is technically more complex than conventional glass fiber, providing it with advanced performance characteristics. Compared to other alternatives such as carbon fiber, aramid fiber and steel, S-2 Glass delivers a better ratio of performance to cost in many applications. S-2 Glass has more than three times the percentage strain to failure of carbon fiber and performs three times better than aramid fiber in fire tests. S-2 Glass is also approximately one-third the weight of steel.

We differentiate our S-2 Glass advanced materials from E Glass by its different glass chemistry, which yields a proprietary product with superior performance characteristics making it suitable for applications with demanding performance criteria, such as ballistic armor, aircraft flooring, helicopter blades, firefighter oxygen tanks, automotive timing belts and ceramic appliance insulation. We have increased S-2 Glass capacity 50% through the addition of modular manufacturing platforms enabling rapid response to short-term volume opportunities. In addition, we have introduced an S-1 and S-3 product line extension to target applications that have different performance characteristics and price points within multiple end markets.

CFM Products. Continuous Filament Mat, or CFM, is a unique glass fiber reinforcement product used as an input in the production of flat sheet laminate, marine parts and accessories, and other products where its strength and durability make it the most cost-effective material to use. CFM increases the mechanical performance, such as stiffness and strength, of products, as well as their resistance to chemicals. With CFM, AGY has a capacity of 12,000 metric tons over three manufacturing lines capable of producing many differentiated products from 0.6 oz. to 3.0 oz. weight serving a wide variety of markets and applications, such as ladder rails, electrical insulation, heavy truck bodies and oil rig decking.

Segment Information

We operate in one business segment that manufactures glass fiber yarns and specialty materials that are used in a variety of industrial and commercial end-markets and applications. Of our total assets, approximately 99% are located in the United States for the years ended December 31, 2008, 2007 and 2006.

Summary of our End-Markets and Key Applications

End-market and key application	End-market and key application
Aerospace end-market
Leading edge of helicopter blades	S-2 Glass
Aircraft interior floors	S-2 Glass
Aircraft interior panels	Technical E Glass

Defense end-market
Ballistic armor	S-2 Glass

Construction end-market
Architectural roofing/tented structures fabric	Technical E Glass
Insect and pool/patio screening	Technical E Glass
Ladder rails for composite ladders	E glass, CFM

Electronics end-market
Multi-layer printed circuit boards	All E Glass
Electrical insulation panels for transformers & generators	E glass, CFM

Industrial end-market
Pressure vessels	S-2 Glass
Reinforcement tape	Semi-Technical E Glass
Protective gear	Technical E Glass
PTFE coated fabrics (for example, Teflon) used in industrial and food processing equipment	Technical E Glass
Automotive high strength timing belts	S-2 Glass
High temperature application sewing thread (smoke stack filtration bags)	Technical E Glass
Cooling tower infrastructure	E glass, CFM
Automotive interior door /seat panels	E glass, CFM

Industry Overview

We supply glass fiber: (i) to the global composites industry and (ii) to other applications where glass fibers, sometimes coated, largely constitute the complete fabric system. Examples of composites applications include thermoplastic-glass fiber reinforced composites for ballistic armor, aluminum-glass fiber reinforced composites for aircraft interior panels and specialty electronics printed circuit boards. Sales into other applications, principally in the construction and selected industrial end-markets, represented the remainder of our sales for the year ended December 31, 2008. Examples of these applications include architectural fabrics and vinyl coated yarns for window and patio screening.

Our Business Strengths

We believe that the following business strengths enable us to competitively operate our business:

•

Market leadership. We are a leading global producer of fine glass fibers for the merchant market. Many large competitors are not focused on the niche markets in which we are a market leader due to the relative size of the opportunity and the significant technical expertise and manufacturing flexibility required to serve these markets.

•

Predictable and stable revenue streams. A significant portion of our sales and gross profit is related to end-products in which we were “specified-in,” meaning that the customer or end-user designed its application specifically with our product in mind. Having our products specified-in to certain end-products effectively locks in future sales at the end-user level as key inputs are rarely changed during the life cycle of a product. This allows us to more accurately forecast near-term financial performance. Additionally, the average length of our relationships with our top ten customers is more than 20 years and we also have lengthy relationships with a substantial number of our other customers and end-users. We believe the length of these relationships provides us with a competitive advantage in continuing to service these accounts.

•

Diversified end-markets. Our sales are diversified among the aerospace, defense, construction, electronics, automotive and industrial end-markets. We sell our products into numerous applications within each of our major end-markets. The diversity of our end-markets and our applications reduces our exposure to weakening demand in any individual end-market or application.

•

Flexible manufacturing capabilities. The size and variety of our furnaces and the diversity of our manufacturing technologies allow us flexibility to shift production to follow market conditions. As the furnaces we use to manufacture glass fibers are small relative to those of our larger competitors, they can be idled and restarted with lower cost and in a shorter time frame, allowing for manufacturing flexibility that is difficult for our competitors to replicate. For example, our furnaces in Aiken, South Carolina average 3,000 tonnes per year and our furnaces in Huntingdon, Pennsylvania average 100 tonnes per year, while our competitors often have furnaces with average capacities of up to 30,000 tonnes per year. Recently, our manufacturing flexibility has allowed us to support strong growth by efficiently allocating capacity for emerging applications in the aerospace and defense end-markets.

•

Product design and development capabilities. We dedicate resources to product design and development, allowing us to create complex, customized fibers to meet our customers’ and end-users’ specific requirements. Our technical platform includes product development strengths in glass chemistry, coating development and process innovation. Our technological expertise has been developed by working with advanced glass fibers for over 60 years. New business development is initiated through our science and technology group, which is organized into distinct functions relating to product development, application development and product engineering. These functions collaborate to identify high-growth end-markets and high-margin applications within those end-markets. Our partnership with key customers and end-users such as Airbus, Boeing and the U.S. Department of Defense has been an important component in our development of new applications and the improvement of existing ones.

•

Experienced management team. Our operations are managed by an experienced team with an average of approximately 20 years of industry experience. Since April 2004, under the guidance of our management team, we have targeted and secured new specialty applications, refocused on the more profitable segments of our core business, consolidated production facilities, reduced headcount and overhead, rationalized our product portfolio and increased working capital efficiencies.

Our Strategy

Our key strategies include:

•

Continue to expand into new and highly profitable applications. Our growth and innovation strategy focuses on identifying applications which demand more technical products and are growing at higher rates than the overall end-market, for which we can provide products at attractive margins. As an indication of this, in the past three years we have successfully introduced our products into 27 different applications across six end-markets. We continue to develop products and composite materials to address existing and new applications across end-markets and have identified a number of additional growth opportunities in applications such as high-output wind-turbines, high-performance concrete reinforcement, dental orthodontics and thermoplastic armor materials. Where appropriate, we may pursue selective acquisitions to expand our product portfolio to better serve our existing applications and end-markets and to extend into new technical and advanced materials applications and end-markets. An example of our continued expansion into complementary markets and applications in mainstream composites markets is our purchase of the Continuous Filament Mat (“CFM”) business from Owens Corning in October 2007, including marble-making assets.

•

Maintain leadership in our key technical and advanced materials end-market applications. We seek to remain a market leader in our key technical and advanced materials end-market applications. Many of our competitors are not focused on these end-markets because they concentrate on higher volume markets due to their larger scale, high volume manufacturing infrastructure. In addition, many of our competitors direct their development resources into these same high volume markets. As a result of our flexible manufacturing infrastructure and our market focused business development, we believe we will continue to maintain a leadership position in our key applications and end-markets we serve.

•

Increase specified-in opportunities. We continue to focus on opportunities in which our products are specified-in for the life cycle of the application and in which we can become the sole supplier for these applications. In many instances, our new business development team and application development engineers from our science and technology group work with our end-users to develop a new application with our product specified-in. In addition, we continue to focus on remaining a single or dual supplier even when our products are not specified-in. We believe we are well positioned to remain the supplier of choice given the uniqueness and quality of our advanced glass fibers, our flexible manufacturing capabilities and our focus on developing and maintaining customer relationships in the end-markets we serve. The collaboration between our science and technology group and our sales force underpins our strategy of driving growth through new application development and partnership with key customers and end-users to improve existing products and technologies.

•

Develop new technologies and extend existing ones. We believe we are a technology leader in the production of glass fibers due to our process engineering and product development capabilities. We conduct a research and development program aimed at developing new and improved products through our science and technology group. In addition, we partner with key customers and end-users to improve and develop products and technologies. Our expenditures for Company sponsored research and development during the years ended December 31, 2008, 2007 and 2006 totaled approximately $4.1 million, $4.1 million, and $3.1 million, respectively. As evidence of our process improvements and development capabilities, approximately 25% of our sales for the year ended December 31, 2008 were from new or improved products and processes we introduced in the last five years.

•

Continue to implement cost reduction initiatives. We continue to implement cost reduction initiatives identified by our management team that relate to efficiency, throughput and process technology developments. Efficiency initiatives include lean manufacturing programs, managing assets to reduce lost machine time and focusing on quality assurance. Throughput initiatives involve reducing the frequency and duration of filament breaks, minimizing retooling duration and optimizing fiber manufacturing performance. Process technology developments involve lowering energy costs and capital intensity, reducing the need for platinum and rhodium alloys and developing the ability to quickly change glass compositions.

Customers

We serve over 250 direct customers worldwide, including most major global weavers and a diverse group of other domestic and international commercial and industrial users of fibers. While supply chains vary by product, application and end-user, there are generally multiple links in the value chain between our fibers and corresponding end-products. Our direct customers weave our fibers into glass fiber fabric. Through our working relationships with downstream contacts, we are able to have our fibers specified-in end-products and, therefore, influence end-user demand and increase leverage with our direct customers.

Our direct customer relationships generally are stable and long-term. In order to qualify a new supplier, a customer may need to modify its own loom set-ups and fabric specifications and also qualify the new fiber suppliers with downstream manufacturers. Although glass fibers are only a portion of the final end-product’s overall manufacturing cost, defects can be costly and have impact throughout the value chain. Consequently, customers demand high-quality, reliable fibers from their suppliers, and we have established a reputation with our customers for meeting these demands. We believe these factors have allowed us to maintain strong relationships with each of our key customers. The average length of our relationships with our top ten customers is more than 20 years. We sell to a majority of our customers on open account after an extensive credit review and approval process. For those customers that do not qualify for credit terms, we require cash in advance, a letter of credit, or a bank draft. We provide consigned inventory at the customer’s location on a limited basis.

We believe that we have a strong reputation in the marketplace not only for quality products but also for excellent customer service. Furthermore, the proximity of our manufacturing plants in relation to many of our top customers enables same-day trucking and responsive technical service. This proximity also enables our customers to manage their inventory more efficiently.

Sales to our two largest customers, Porcher Industries and JPS Composite Materials Corp., represented approximately 32% and 9%, respectively, of our total sales for the year ended December 31, 2008. The loss or significant reduction of orders from Porcher Industries, JPS Composite Materials Corp. or any of our other large customers could result in us having excess capacity and reduced sales if we are unable to replace that customer.

Backlog

Backlog is not material to the Company’s business taken as a whole and, on average, is less than one month of sales.

Intellectual Property

As part of the transaction when we were spun out of Owens Corning in 1998, Owens Corning assigned to us various patents, know-how, trademarks and other business information. Owens Corning also licensed additional intellectual property assets and rights to us. Under this agreement, Owens Corning granted us a worldwide, paid-up and royalty-free license to make, have made, use, sell, offer to sell and import glass yarn fiber products and S-2 Glass. The agreement covers the life of the licensed patents and is perpetual for know-how. In connection with our purchase of Owens Corning’s CFM business in October 2007, Owens Corning assigned and licensed to us additional intellectual property and rights related to the CFM business.

AGY is aggressive about managing its patent portfolio, both in terms of seeking patent protection for new technologies and also in pruning patents that no longer have business value. We have a patent portfolio of eight active U.S. patents and related foreign patents as well as two pending U.S. applications, covering a wide spectrum from glass composition to fiber and mat process technology to sizing and binder chemistry to product design. Management does not believe the expiration of any of our patents will have a material impact on our operations or financial performance. In addition to patents, we also have know-how, especially related to manufacturing extra fine denier filaments, S-2 Glass fiber products and CFM products, which we protect as trade secrets.

Science And Technology

Our science and technology (“S&T”) organization seeks to create products that meet customer needs by understanding customer requirements, tailoring existing applications to end-user specifications as well as translating them into specifications for new products.

Our S&T organization is organized into three distinct functions: product and process development, applications development and product engineering. Collaboration between these S&T functions and our sales, marketing and new business development people underpins our strategy of driving growth through new application development and partnership with key customers and end-users.

Applications development engineers collaborate with business development and marketing specialists to understand key trends and competitive positioning and then develop a product plan to grow in a specific application. They often become the technical leaders of new product and development projects.

Once a new market opportunity is identified, the S&T team starts developing a new product that meets the specification as well as a manufacturing process that delivers high quality at reasonable cost. Product and process engineers develop new sizings and processes for fiberizing, winding and twisting. The Company has recently upgraded laboratory and test facilities to accelerate product and process development.

Once a new product prototype has been developed, we run customer trials to perfect the product, troubleshoot problems on an on-going basis, and make small continuous improvements. Product engineers provide technical service to current customers, modify existing products for specific customers and help to deploy new products through customer trials. The end result is the integration of our product into the customer’s manufacturing process.

Through this process, over the last two years we have successfully introduced new products into existing as well as new applications and end-markets. In addition, we have identified a number of additional growth opportunities in applications such as ballistic protection against new threats, high-output wind-turbines, high-speed circuit boards, high-performance concrete reinforcement, and thermoplastic reinforcement, etc.

Environmental Matters

We are subject to a wide range of federal, state and local and general and industry-specific environmental, health and safety laws and regulations, including those relating to air emissions, wastewater discharges, solid and hazardous waste management and disposal and site remediation. Certain of our operations require environmental permits or other approvals from governmental authorities, and certain of these permits and approvals are subject to expiration, denial, revocation or modification under various circumstances. We are also subject to inspections and monitoring by government enforcement authorities.

As part of the transaction when we were spun out of Owens Corning, Owens Corning agreed to retain all liability, if any, resulting from the presence of potentially hazardous substances at or migrating from our sites as well as all liabilities resulting from the transportation or arrangements made by Owens Corning for the treatment, storage or disposal of hazardous substances to any off-site location prior to September 30, 1998. In addition, Owens Corning agreed to indemnify us against any losses and damages, if any, arising out of the environmental liabilities retained by Owens Corning.

There may be insignificant levels of asbestos in certain manufacturing facilities, however, we do not expect to incur costs (which are undeterminable) in the foreseeable future to remediate any such asbestos which may be present in the facilities.

Suppliers

The major raw materials used in the production of glass fibers are premelted glass marbles or a range of minerals including silica and borates. We have historically purchased glass marbles from Owens Corning pursuant to an exclusive supply agreement, which was terminated in June 2008. We have now established a marble making process in the Aiken facility to supply a significant portion of the raw material marbles necessary to satisfy our indirect melting processes for yarn production. Further, we have identified both domestic and foreign-produced marbles that could be available for use if we should require them. We estimate that the cost of producing marbles in Aiken will not be materially different than the cost of sourcing marbles from other sources we have identified. Silica is readily available and is provided by a number of local suppliers. Borates are sourced from a supplier in Turkey.

We use bushings, heat-resistant trays made of platinum-rhodium alloy with holes through which molten glass is extruded into filaments, as part of our manufacturing process. We prefer to use a single supplier to fabricate our bushings in order to protect confidentiality due to the proprietary nature of our bushing designs (although other sources of supply are available).

Natural gas and electricity are a significant portion of our cost of production due to the amount of energy needed to melt raw materials for manufacturing into glass fibers. Energy costs represented approximately 13% of total manufacturing costs for each of the years ended December 31, 2008 and December 31, 2007.

In addition, we purchase bobbins, forming tubes and other packaging materials. These materials are reusable and replaced if damaged during manufacturing or shipping.

Major Recent Developments

On March 12, 2009, AGY (Cayman), a wholly-owned subsidiary of AGY Holding Corp. entered into a purchase agreement with Grace THW Holding Limited (“Grace”) and several of its subsidiaries, to which AGY (Cayman) agreed to acquire 70% of the outstanding shares of Main Union Industrial Ltd., a wholly-owned subsidiary of Grace (“Main Union”), for $20 million, payable in cash. The closing of the acquisition is expected to occur in the second quarter of 2009.

The agreement contains customary representations, warranties, covenants, and indemnities, and is subject to customary closing conditions, including the approval of the members and/or the board of directors of Main Union and Grace, written confirmation and bank approval with respect to the refinancing and expansion of the line of credit for the Chinese operations, and the receipt of all consents required under AGY Holding Corp.’s existing credit facilities.

In connection with the execution of the agreement, the parties entered into a Framework Agreement to which the parties agree to certain commercial and other arrangements. Material terms of such arrangements include (1) parties will enter into an option agreement as of the closing of the acquisition, pursuant to which Grace will grant the AGY (Cayman) a call option and the AGY (Cayman) will grant Grace a put option, in respect of the 30% interest held by Grace in Main Union; (2) a supply agreement, pursuant to which Grace will purchase certain fiberglass yarn products from AGY, which will have an initial term through December 31, 2013; and (3) the Company guarantees the obligations of AGY (Cayman) under the purchase agreement.

Employees

As of December 31, 2008, we employed approximately 1,217 people throughout our operations, all of which are full-time employees

Available Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available on our website at http://www.agy.com/investor/index.htm, as soon as reasonably practicable after AGY electronically files such reports with, or furnishes those reports to, the Securities and Exchange Commission. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE., Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

ITEM 1A.	RISK FACTORS

Set forth below and elsewhere in this Annual Report and in other documents we have filed and will file with the SEC are risks and uncertainties that could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this Annual Report. The risks described below are not the only risks facing us. Additional risks and uncertainties not currently known to us or those we currently view to be immaterial may also materially and adversely affect our business, financial condition or results of operations. Any of the following risks could materially and adversely affect our business, financial condition or results of operations.

Risks Related to Our Business

We face competition from other suppliers of glass fibers, as well as from suppliers of competing products that have resources far in excess of ours, which may harm our financial performance and growth prospects.

In the semi-technical fiber segment, we generally compete with two to four alternate suppliers for each application. For technical fibers and continuous filament mat products, we generally compete with one to two alternate suppliers for each application. Although we are the sole supplier of S-2 Glass, we compete with companies that produce alternative products including carbon fiber and aramid fiber products that we do not offer. In addition, today other competitors are manufacturing or developing high strength glasses in an effort to compete with S-2 Glass, none of which we believe equal the performance of S-2 Glass. We compete principally on the basis of price, breadth of product offering, product quality, product innovation, customer service, delivery times and completeness of order fulfillment. Many of our competitors are large, well-established companies with financial and other resources far in excess of ours. As a result of the foregoing factors, there can be no assurance that we will be able to compete successfully against our competitors and we may lose customers or be forced to reduce prices, which could have a material adverse effect on our business, financial condition, operating results and cash flows.

Many of our major competitors focus on high-volume commodity or semi-technical products. We focus on the supply of highly technical glass fibers to specialty niche markets. Only one of our major competitors currently targets the same niche markets. Additional competitors may shift their focus to the highly technical products required by these niche markets. Also, our competitors may elect to produce and supply a competing product to S-2 Glass, as the process for producing this product has been off patent since the mid-1990’s. There can be no assurance that we will be able to compete successfully against competitors that elect to move into the end-markets we currently supply and, as a result, we may lose customers or be forced to reduce prices, which could have a material adverse effect on our business, financial condition, operating results and cash flows.

Adverse macroeconomic and business conditions, as well as continued disruption in credit markets and government policy changes may significantly and negatively affect our revenues, profitability and financial condition.

Economic conditions in the United States and in foreign markets in which we operate could substantially affect our sales and profitability. Economic activity in the United States and throughout much of the world has undergone a sudden, sharp economic downturn. Global credit and capital markets have experienced unprecedented volatility and disruption. Business credit and liquidity have tightened in much of the world. Some of our suppliers, customers and counterparties could face adverse liquidity issues. General concerns about the fundamental soundness of domestic and foreign economies may also cause customers to reduce their purchases.

Changes in governmental banking, monetary and fiscal policies to restore liquidity and increase credit availability may not be effective. It is difficult to determine the extent of the economic and financial market problems and the many ways in which they may affect our suppliers, customers and our business in general. Continuation or further deterioration of these financial and macroeconomic conditions could have a significant adverse effect on our business, financial condition, operating results and cash flows.

The cyclical and uncertain nature of the end-use markets for our products could have a material adverse effect on our business, financial condition, operating results and cash flows.

Many of the end-markets for our products, including aerospace, defense, electronics and construction, are cyclical and sensitive to changes in general business conditions, industry capacity, consumer preferences and other factors and have historically experienced downturns. We have no control over these factors and they can heavily influence our financial performance. For example, beginning in 2000, a global economic downturn and inventory correction in the electronics end-market, along with a migration of commodity heavy yarn production for the electronics end-market to Asia contributed to our filing, under prior ownership, for Chapter 11 protection on December 10, 2002.

In addition, the demand for new commercial aircraft is cyclical and any reduction could result in reduced sales for our commercial aerospace products and could reduce our profit margins. Approximately 14% of our sales for the year ended December 31, 2008 were derived from sales to the aerospace end-market. Reductions in demand for commercial aircraft, or a delay in deliveries could result from many factors, including a terrorist attack similar to that which occurred on September 11, 2001 and any subsequent military response, changes in the propensity for the general public to travel by air, the rise in the cost of aviation fuel, consolidation and liquidation of airlines and slower macroeconomic growth. A downturn in the aerospace end-market could occur at any time, and in the event of a downturn, we have no way of knowing if, when and to what extent there might be a recovery.

Further, the production level of military equipment and vehicles that has occurred in recent years may not be sustained. The production level of military equipment and vehicles depends upon the U.S. defense budget and the related demand for defense and related equipment. For the year ended December 31, 2008, the defense end-market contributed approximately 24% of our sales. The U.S. government prepares its budget on an annual basis under significant cost pressures and budgetary approval can be subject to the unpredictability of the political process.

Also, delays in the initiation of construction projects and in the roll out of new or modified products by our customers may result in reductions in sales or delays in the receipt of revenue, contributing to volatility in our quarter-to-quarter financial results.

The prices for our products may fluctuate substantially in the future, and any continued weakness in prices or downturns in market conditions could have a material adverse effect on our business, financial condition, operating results and cash flows.

If we are unable to develop product innovations and improve our production technology and expertise, we could lose customers or market share.

The end-markets for our products are subject to technological change and our success may depend on our ability to adapt to such technological changes and to continue to introduce new products and applications. In some of the end-markets to which we sell our glass fiber, such as electronics, products become obsolete rapidly. In addition, our customers may pursue alternative technology that could eliminate the need for our products. If we are unable to timely develop and introduce new products, or enhance existing products, in response to changing market conditions or customer requirements or demands then we could lose customers or market share, which could have a material adverse effect on our business, financial condition, operating results and cash flows.

We are dependent upon continued demand from our large customers.

Sales to our two largest customers, Porcher Industries and JPS Composite Materials Corp., represented approximately 32% and 9%, respectively, of our total sales for the year ended December 31, 2008. The level of purchases by our customers is often affected by events beyond their control, including general economic conditions, demand for their products, business disruptions, disruptions in deliveries, strikes and other factors. The loss or significant reduction of orders from Porcher Industries, JPS Composite Materials Corp. or any of our other large customers could result in us having excess capacity and reduced sales if we are unable to replace that customer. As a result, our business, financial condition, operating results and cash flows could suffer.

The decision by an end-user to modify or discontinue the production of an end-product that has our product specified-in could have a material adverse effect on our business, financial condition, operating results and cash flows.

A significant portion of our sales and gross profit is related to end-products in which our products are specified-in by the end-users. The majority of these sales were to applications in the aerospace and defense end-markets. For example, E Glass and S-2 Glass are specified-in to most Boeing commercial aircraft. However, changing market conditions and related changes to end-products may result in our products no longer being specified-in the applicable end-product. For example, in response to changing insurgent activity in Iraq and elsewhere, in the second half of 2006 the U.S. military changed the specifications for ballistic armor for Humvees. Such decisions by end-users to modify or terminate the production of certain end-products that have our products specified-in could have a material adverse effect on our business, financial condition, operating results and cash flows.

We have a limited ability to protect our intellectual property rights, which are important to our success.

Our success depends, in part, upon our ability to protect our proprietary technology and other intellectual property. We rely upon a combination of trade secrets and contractual arrangements, and, to a lesser extent, patent and trademark laws to protect our intellectual property rights. The steps we take in this regard may not be adequate to prevent or deter the duplication of our technology, and we may not be able to detect unauthorized use of our technology or take appropriate and timely steps to enforce our intellectual property rights. In addition, we cannot be certain that our processes and products do not or will not infringe or otherwise violate the intellectual property rights of others. Infringement or other violation of intellectual property rights could cause us to incur significant costs and prevent us from selling our products and could have a material adverse effect on our business, financial condition, operating results and cash flows.

We may be liable for damages based on product liability claims brought against us and our customers.

The sale of our products involves the risk of product liability claims. Certain of our products provide critical performance functions to our customers’ end-products. Some of our products are used in and around aerospace applications, construction sites and industrial locations, among others, where personal injury or property damage may occur. There can be no assurance that our products will not be the subject of product liability claims or suits. In addition, if a person brings a product liability claim or suit against one of our customers, this customer may attempt to seek a contribution from us. A successful product liability claim or series of claims against us in excess of our insurance coverage for payments for which we are not otherwise indemnified could have a material adverse effect on our business, financial condition, operating results and cash flows.

Our business and financial performance may be harmed by future increases in the cost of certain alloy metals and other raw materials.

Our business requires the use of bushings as part of the manufacturing process. Bushings are trays made with a heat-resistant platinum-rhodium alloy. As of December 31, 2008, platinum and rhodium together represented the largest asset on our balance sheet. Based on the mix of products that we produced and the alloy metals consumed during the year ended December 31, 2008, approximately 6.3% of alloy metals were depleted in the manufacturing process during that period. The costs of these materials are subject to market fluctuations that are beyond our control. Although we generally seek to offset the impact of rising material costs through selling price increases, future market conditions and the terms of our contracts with customers may prevent us from passing material cost increases to our customers. In addition, we may not be able to achieve manufacturing productivity gains or other cost reductions to offset the impact of cost increases. As a result, higher platinum and rhodium alloy costs as well as increases in the cost of other raw materials may have a material adverse effect on our business, financial condition, operating results and cash flows. Rising platinum prices prompted us to amend to our consignment agreement with The Bank of Nova Scotia in March 2008 to increase the consignment limits under that agreement, and we also entered into a related amendment to the indenture governing the notes to permit the increased consignment limits. If platinum prices were to continue to increase, the amended limits under the consignment agreement and indenture may not be sufficient to permit us to continue to operate our business in a manner consistent with past practice and, if we were unable to further amend the agreements, may therefore have a material and adverse effect on our business, financial condition, operating results and cash flows.

Our energy costs may be higher than we anticipated.

Energy costs, including electricity and natural gas, represented approximately 13.3% of our total manufacturing costs for the year ended December 31, 2008. Accurately predicting trends in energy costs is difficult to achieve as energy costs are, to a large extent, subject to factors beyond our control, such as political conditions in oil producing regions. If future energy costs are greater than anticipated, and we are unable to offset these cost increases with higher prices to our customers, our business, financial condition, operating results and cash flows may be materially adversely affected.

Labor disputes or increased labor costs could have a material adverse effect on our business, financial condition, operating results and cash flows.

Production, maintenance, warehouse and shipping employees at our Aiken, South Carolina manufacturing facility are represented by the Teamsters union. The warehouse and shipping employees at our Huntingdon, Pennsylvania manufacturing facility are represented by the UNITE union. We renegotiated the labor agreements with our unions in the fourth quarter of 2006, reaching a new three-year agreement with our Huntingdon employees and a three-and-one-half year agreement with our Aiken employees. Our failure to offset increases in labor costs with continued efficiency gains and cost reduction, or any significant work stoppage in the future could have a material adverse effect on our business, financial condition, operating results and cash flows.

Our inability to obtain certain necessary raw materials and key components could disrupt the manufacture of our products.

Certain raw materials, including glass marbles and a range of minerals including silica and borates, and other key components necessary for the manufacture of our products, are obtained from a limited group of, or occasionally, single suppliers. If we are unable to procure necessary raw materials and key components from our suppliers, we may not have readily available alternatives. As a result, our ability to manufacture products could be disrupted, and our business, financial condition, operating results and cash flows may be materially adversely affected.

Our agreements for leased platinum and rhodium used in our manufacturing operations may be terminated and we may not be able to enter into new lease agreements on comparable terms, if at all.

Historically, we have been leasing under short term operating leases (generally with lease terms from one to twelve months) a portion of the alloy metals needed to support our manufacturing operations. We are currently leasing alloy metals under two leasing agreements.

In October 2006, we entered into a consignment agreement (the “Facility”) with The Bank of Nova Scotia to provide for platinum leases up to the lesser of $40,000 or the value of 40,000 ounces of platinum. In September 2007, the consignment limit was amended to provide for up to the lesser of $40,000 or the value of 30,000 ounces of platinum. In March 2008, the consignment limit was further amended to provide for up to the lesser of $69,600 or 32,000 ounces, with any utilization in excess of $42,000 secured by letter of credit collateral equal to 50% of the utilization over $42,000. Either we or The Bank of Nova Scotia may terminate the agreement at any time upon 30 days prior written notice. At December 31, 2008, we leased 28,800 ounces of platinum under the Facility, with a notional value of approximately $25.9 million as calculated at such date under the Facility.

In addition to the Bank of Nova Scotia platinum facility, we entered into a Master Lease Agreement in October 2008 with DB Energy Trading LLC (“DB”) for the purpose of leasing precious metals necessary for the operations of our CFM business. The agreement allows us to enter into leases of platinum and rhodium with DB for terms of one to twelve months (ending no later than October 2011). At December 31, 2008, we leased approximately 19,050 ounces of platinum and 3,300 ounces of rhodium from DB with a notional value of $15.0 million and $6.8 million, respectively.

If for any reason The Bank of Nova Scotia or DB are unable or unwilling to honor their obligations under these precious metals lease agreement and/or these agreements are terminated, we may not be able to enter into new precious metal operating lease agreements on comparable terms, if at all. As a result, our business, financial condition, operating results and cash flows may be materially adversely affected.

Our operations could expose us to significant regulations and compliance expenditures as a result of environmental, health and safety laws.

Our business is subject to a wide range of federal, state and local and general and industry-specific environmental, health and safety laws and regulations, including those relating to air emissions, wastewater discharges, solid and hazardous waste management and disposal and site remediation. Certain of our operations require environmental permits or other approvals from governmental authorities, and certain of these permits and approvals are subject to expiration, denial, revocation or modification under various circumstances. We are also subject to inspections and monitoring by government enforcement authorities. Our failure to comply with applicable environmental laws and regulations or permit or approval requirements could result in substantial civil or criminal fines or penalties or enforcement actions, including regulatory or judicial orders enjoining or curtailing operations or requiring remedial or corrective measures, installation of pollution control equipment or other actions, which could have a material adverse effect on our business, financial condition, operating results and cash flows.

In addition, as an owner and operator of real estate, we may be responsible under environmental laws and regulations for the investigation, remediation and monitoring, as well as associated costs, expenses and third-party damages, including tort liability and natural resource damages, relating to past or present releases of hazardous substances on or from our properties. Liability under these laws may be imposed without regard to whether we knew of or were responsible for, the presence of those substances on our property, may be joint and several, meaning that the entire liability may be imposed on each party without regard to contribution, and retroactive and may not be limited to the value of the property. In addition, we or others may discover new material environmental liabilities, including liabilities related to third-party owned properties that we or our predecessors formerly owned or operated, or at which we or our predecessors have disposed of, or arranged for the disposal of, certain materials. We may be involved in administrative or judicial proceedings and inquiries in the future relating to such environmental matters which could have a material adverse effect on our business, financial condition, operating results and cash flows.

New environmental laws or regulations (or changes in existing laws or regulations or their enforcement) may be enacted that require significant expenditures by us. If the resulting expenses significantly exceed our expectations, our business, financial condition, operating results and cash flows could be materially adversely affected.

There may be insignificant levels of asbestos in certain manufacturing facilities, however, we do not expect to incur costs (which are undeterminable) in the foreseeable future to remediate any such asbestos which may be present in the facilities.

We are also subject to various federal, state and local requirements concerning safety and health conditions at our manufacturing facilities. We may also be subject to material financial penalties or liabilities for noncompliance with those safety and health requirements, as well as potential business disruption, if any of our manufacturing facilities or a portion of any manufacturing facility is required to be temporarily closed as a result of any noncompliance with those requirements.

Owens Corning may fail to comply with its indemnification and other obligations related to our spin off from Owens Corning.

As part of the transaction in which we were spun out of Owens Corning, Owens Corning agreed to retain all liability, if any, resulting from the potential presence of hazardous substances at or migrating from our sites as well as all liabilities resulting from the transportation or arrangements made by Owens Corning for the treatment, storage or disposal of hazardous substances to any off-site location prior to September 30, 1998. In addition, Owens Corning agreed to indemnify us against any losses and damages, if any, arising out of the environmental liabilities retained by Owens Corning.

If the potential matters for which we are entitled to receive indemnification from Owens Corning result in significant liabilities for us, and for any reason Owens Corning and/or its affiliates are unable or unwilling to honor these indemnification obligations, we could be required to pay for these liabilities ourselves, which could have a material adverse effect on our business, financial condition, operating results and cash flows, our ability to fund or expand our operations and our ability to repay our existing and future indebtedness.

We rely on Owens Corning for the provision of certain products and services.

We have historically entered into agreements with Owens Corning for (i) our supply of glass marbles, (ii) bushings fabrication and (iii) technical support for our operations. Our agreements regarding technical support expired in December 2005, but we and Owens Corning have continued to operate under the terms of the expired agreement. In 2007, we entered into a 3-year marble supply agreement with Owens Corning, which was terminated in 2008 as a result of the termination of our manufacturing servicing agreement with them but which obligates us to purchase their remaining marble inventory through December 2009. Our agreement regarding bushings fabrication automatically renewed for an additional five years in December 2008, since neither we nor Owens Corning provided written notice of non-renewal 24 months prior to its expiration. If for any reason Owens Corning is unable or unwilling to renew any of the agreements, is unable or unwilling to honor its obligations under any of the agreements (or any renewal), or any of the agreements (or any renewal) is terminated, we may not be able to enter into new agreements on comparable terms, if at all. As a result, our business, financial condition, operating results and cash flows may be materially adversely affected.

We have incurred net losses and filed for Chapter 11 protection under prior ownership in the past, have a limited history of profitability and may incur net losses in the future.

Beginning in 2000, a global economic downturn and inventory correction in the electronics end-market, a migration of commodity heavy yarn production for the electronics end-market to Asia, a key customer loss in the construction end-market and a number of other factors culminated in our filing for Chapter 11 protection on December 10, 2002. Since our emergence from Chapter 11 protection on April 2, 2004, a new management team has repositioned us as a supplier of highly technical fibers to specialty high-margin applications. We cannot assure you that we will operate profitably in the future. In addition, we may experience significant quarter-to-quarter variations in operating results and cash flows.

If we are unable to successfully identify and integrate acquisitions, our business, financial condition, operating results and cash flows could be materially adversely affected.

We may seek to identify and complete acquisitions that meet our strategic and financial return criteria. However, there can be no assurance that we will be able to locate suitable candidates or acquire them on acceptable terms or, because of limitations imposed by the agreements governing our indebtedness, that we will be able to finance future acquisitions. Acquisitions involve special risks, including, without limitation, the potential assumption of unanticipated liabilities and contingencies, difficulty in assimilating the operations and personnel of the acquired businesses, disruption of our existing business, dissipation of our limited management resources and impairment of relationships with employees and customers of the acquired business as a result of changes in ownership and management. While we believe that strategic acquisitions can improve our competitiveness and profitability, these activities could have a material adverse effect on our business, financial condition, operating results and cash flows.

If we are unable to successfully implement our cost reduction initiatives, our business, financial condition, operating results and cash flows could be materially adversely affected.

We are focused on cost reduction initiatives that relate to efficiency, throughput and process technology developments. Efficiency initiatives include managing assets to reduce lost machine time and focusing on quality assurance. Throughput initiatives involve reducing the frequency and duration of filament breaks, minimizing retooling duration and optimizing fiber manufacturing performance. Process technology developments involve lowering energy costs and capital intensity, reducing the need for platinum and rhodium alloy and developing the ability to quickly change glass compositions. We may be unable to successfully implement our cost reduction initiatives, which could have a material adverse effect on our business, financial condition, operating results and cash flows.

A significant disruption or disaster at either of our two manufacturing facilities could have a material adverse effect on our business, financial condition, operating results and cash flows.

We own and operate two manufacturing facilities located in Aiken, South Carolina and Huntingdon, Pennsylvania. Each facility contains complex and sophisticated machines that are used in the respective manufacturing processes. Each manufacturing process could be affected by operational problems that could impair our production capability. Disruptions or shut downs at our facilities could be caused by:

•	maintenance outages, to conduct maintenance activities that cannot be performed safely during operations;

•	prolonged power failures or reductions, including the effect of lightning strikes on our electrical supply;

•	breakdown, failure or substandard performance of a significant portion of our equipment;

•	noncompliance with material environmental requirements or permits;

•	disruptions in the transportation infrastructure, including railroad tracks, bridges, tunnels or roads; or

•	other operational problems.

We are dependent upon the continued safe operation of these manufacturing facilities. Physical damage at either facility, such as damage caused by fires, floods, earthquakes or other catastrophic disasters, may also disrupt the manufacturing process and/or cause a facility shut down. Such damage may not be covered by, or may be in excess of, our industry standard insurance coverage. Any prolonged or permanent disruption in operations at our facilities could cause significant lost production, which would have a material adverse effect on our business, financial condition, operating results and cash flows.

Exposure to interest rate and foreign currency exchange rate volatility could increase our financing costs.

We require both short-term and long-term financing to fund our operations, including capital expenditures. Changes in the capital markets or our credit rating could affect the cost or availability of financing. In addition, we are exposed to changes in interest rates with respect to floating rate debt and in determining the interest rate of any new debt issues. Changes in the capital markets or prevailing interest rates can increase or decrease the cost or availability of financing. In addition, because a significant percentage of our sales, approximately 25% of sales for the year ended December 31, 2008, are to customers in foreign countries, we may be adversely affected by unfavorable fluctuations in foreign currency exchange rates.

Our international sales are subject to uncertainties, which could affect our operating results.

Sales outside of the United States accounted for approximately 25% of our total sales for the year ended December 31, 2008, and will continue to account for a material portion of our sales for the foreseeable future. Our international sales are subject to numerous risks, including:

•	the difficulty of enforcing agreements and collecting receivables through some foreign legal systems;

•	foreign customers may have longer payment cycles than customers in the U.S.;

•	compliance with U.S. Department of Commerce and foreign export controls;

•	tax rates in some foreign countries may exceed those of the U.S. and foreign earnings may be subject to withholding requirements or the imposition of tariffs, exchange controls or other restrictions;

•	general economic and political conditions in the countries in which we sell our products may have an adverse effect on our operations in those countries or not be favorable to our growth strategy; and

•	foreign governments may adopt regulations or take other actions that would have a direct or indirect adverse impact on our sales opportunities.

Any one of the above could have a material adverse effect on our business, financial condition, operating results and cash flows.

Our business may suffer if we are unable to attract and retain key personnel.

We depend on the members of our senior management team and other key personnel. These employees have industry experience and relationships that we rely on to successfully implement our business plan. The loss of the services of our senior management team and other key personnel or the lack of success in attracting and retaining new and/or replacement management personnel could have a material adverse effect on our business, financial condition, operating results and cash flows.

Our Sponsor controls us and may have conflicts of interest with other holders of our securities.

On April 7, 2006, all of the outstanding stock of AGY was acquired by KAGY Holding Company, Inc. (“Holdings”), which we refer to in this Annual Report as the Acquisition. Investment funds associated with Kohlberg & Company, L.L.C. (“Kohlberg” or our “Sponsor”), control us through their ownership of substantially all of the equity of Holdings. As a result, our Sponsor, which controls substantially all of the voting power of Holdings, is able to control the voting power with respect to all matters and has significant influence on our overall operations and strategy. The interests of Holdings, our Sponsor or any of their affiliates may not in all cases coincide with the interests of other holders of our securities, including our 11% Senior Second Lien Notes. To the extent that conflicts of interest arise, Holdings, our Sponsor or any of their affiliates may resolve those conflicts in a manner adverse to us or to other holders of our securities. For example, our Sponsor and its affiliates could cause us to make acquisitions that increase the amount of the indebtedness that is secured or sell revenue-generating assets, impairing our ability to make payments under our securities.

Additionally, our Sponsor and its affiliates are in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete directly or indirectly with us. Accordingly, our Sponsor and its affiliates may also pursue acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities may not be available to us. In addition, our Sponsor and its affiliates may have an interest in pursuing acquisitions, divestitures and other transactions that, in their judgment, could enhance their equity investment, even though such transactions might involve risks to other holders of our securities.

Our significant indebtedness and the restrictive covenants under the indenture governing our notes could affect our financial health and may limit our ability to expand or pursue our business strategy.

We have a significant amount of debt. At December 31, 2008, our total debt was $191.4 million and we had approximately $23.2 million of additional secured borrowing capacity under our senior secured revolving credit facility. Our level of indebtedness could:

•	make it more difficult for us to satisfy our obligations with respect to the notes;

•	increase our vulnerability to general adverse economic and industry conditions;

•

require us to dedicate a significant portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, research and development efforts and other general corporate purposes;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	place us at a competitive disadvantage compared to our competitors that have less debt; and

•	limit our ability to borrow additional funds.

In addition, the indenture governing our notes contains restrictive covenants that limit our ability to engage in activities that may be in our long-term best interests. Our failure to comply with those covenants could result in an event of default, which, if not cured or waived, could result in the acceleration of all of our debts. The covenants restrict our ability to take certain actions to some extent, including our ability to:

•	incur additional indebtedness;

•	pay dividends and make distributions in respect of our capital stock;

•	repurchase our capital stock;

•	make investments;

•	create or permit restrictions on the ability of our restricted subsidiaries to pay dividends or make other distributions to us;

•	engage in transactions with shareholders and affiliates;

•	create or permit certain liens;

•	use the proceeds from sales of assets and subsidiary stock;

•	sell or otherwise dispose of assets; and

•	engage in mergers and acquisitions.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

The following table lists our administrative and manufacturing facilities, as of December 31, 2008.

Name and Type of Facility	City	State/Country	Owned/Leased
Aiken corporate headquarters and manufacturing plant	Aiken	SC	Owned
Huntingdon manufacturing plant	Huntingdon	PA	Owned
Lyon sales office	Lyon	France	Leased

All owned property is subject to a security interest under our notes. We believe that our existing properties are in good condition and are suitable for the conduct of our business.

ITEM 3.	LEGAL PROCEEDINGS

We are subject to various claims and legal actions that arise in the ordinary course of our business. We do not believe that we are currently party to any proceeding that, if determined adversely, would have a material adverse effect on our financial condition, results of operations or cash flows.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Not applicable.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth certain selected historical condensed consolidated financial information derived from our audited financial statements for the five-year period ended December 31, 2008 at the dates and for the periods indicated, except for the summary historical financial information as of and for the period from January 1, 2004 to April 1, 2004, which is unaudited. Financial information prior to April 2, 2004 represents that of Advance Glassfiber Yarns LLC under prior ownership. Financial information prior to the April 7, 2006 Acquisition is labeled as “Predecessor” and financial information as of April 7, 2006 and subsequent thereto is labeled as “Successor.”

The selected historical financial information should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the accompanying notes thereto included in Item 8, “Financial Statements and Supplementary Data,” which are included elsewhere in this Annual Report on Form 10-K. Historical results are not necessarily indicative of results to be expected for future periods.

	Advanced Glassfiber Yarns LLC	AGY Holding Corp.
	PREDECESSOR	PREDECESSOR			SUCCESSOR
	January 1, 2004 to April 1, 2004	April 2, 2004 to December 31, 2004	Year Ended December 31, 2005	January 1, 2006 to April 6, 2006	April 7, 2006 to December 31, 2006	Year Ended December 31, 2007	Year Ended December 31, 2008
(Dollars in thousands)
Statement of operations data:

Net sales (1)	$38,098	$111,183	$160,596	$45,796	$124,755	$184,371	$236,487
Cost of goods sold	33,229	88,877	125,866	39,217	102,734	146,468	190,154

Gross profit	4,869	22,306	34,730	6,579	22,021	37,903	46,333
Selling, general and administrative expenses	2,651	9,630	19,299	24,196	9,202	17,439	20,237
Amortization of intangible assets	637	1,416	1,888	511	1,509	1,676	1,858
Other operating income, net	—	—	—	8	1,996	204	208
Reorganization items (2)	4,745	5,543	21	—	—	—	—

Operating income (loss)	(3,164)	5,717	13,522	(18,120)	13,306	18,992	24,446
Other (expense) income, net	140	532	157	193	(16)	151	79
Interest expense	(75)	(6,901)	(9,103)	(2,266)	(13,569)	(20,119)	(23,086)
Loss on early extinguishment of debt	—	—	—	—	(5,702)	—	—

Income (loss) from continuing operations before income taxes	(3,099)	(652)	4,576	(20,193)	(5,981)	(976)	1,439
Income tax expense (benefit)(3)	—	(149)	1,522	(7,584)	(2,413)	(334)	1,269

Net income (loss)	$(3,099)	$(503)	$3,054	$(12,609)	$(3,568)	$(642)	$170

	Advanced Glassfiber Yarns LLC	AGY Holding Corp.
	PREDECESSOR	PREDECESSOR					SUCCESSOR
	January 1, 2004 to April 1, 2004	April 2, 2004 to December 31, 2004		Year Ended December 31, 2005		January 1, 2006 to April 6, 2006	April 7, 2006 to December 31, 2006		Year Ended December 31, 2007		Year Ended December 31, 2008
(Dollars in thousands)
Balance sheet data (at period end):
Working capital (4)	$27,927	$26,273		$34,064		$31,169	$34,476		$34,535		$36,921
Property, plant and equipment, net	88,972	101,325		92,815		90,678	163,419		163,054		178,880
Cash and cash equivalents	26,629	4,559		2,778		3,833	1,580		5,204		4,760
Total assets	171,929	176,685		173,006		167,546	336,220		342,150		355,487
Total debt, including capital leases	323,570	113,804		90,275		89,322	177,190		176,246		191,400
Shareholder’s equity (deficit)	(238,050)	20,234		34,871		39,281	95,373		96,040		98,305

Other financial data:
Cash interest expense	—	6,619		8,884		2,100	9,380		20,645		22,357
Depreciation and amortization.	4,115	9,940		12,207		3,139	13,132		12,634		12,702
Alloy depletion, net of recoveries	475	2,414		3,603		996	4,601		7,130		12,373
Capital expenditures, net	1,464	11,176		5,415		1,487	8,199		14,092		39,272
Cash flows provided by operating activities	2,141	8,551		24,324		3,643	23,554		25,964		22,575
Cash flows (used in) investing activities	(1,464)	(11,176)		(5,415)		(1,487)	(283,753)		(21,347)		(38,092)
Cash flows (used in) provided by financing activities	(17,996)	(2,296)		(20,641)		(976)	261,640		(988)		15,054
Ratio of (deficiency in) earnings to fixed charges (5)	—	0.9	x	1.5	x	—	0.6	x	1.0	x	1.1	x

(1)	Net sales reflects the reduction associated with the Porcher Equity Incentive whereby sales have been reduced by $79, $3,885 and $1,615 for the period from April 2, 2004 to December 31, 2004, the year ended December 31, 2005 and the period from January 1, 2006 to April 6, 2006, respectively. The Porcher Equity Incentive is discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Porcher Supply Agreement.”
(2)	In the year ended December 31, 2004, we recognized net charges associated with our Chapter 11 proceeding and the restructuring of our business. The major components of the reorganization costs were: (i) legal and professional fees, (ii) other amounts paid under our key employee retention plan and union signing bonuses and (iii) non cash write-off costs and restructuring expenses associated with the closing of a manufacturing facility.
(3)	We were restructured from a limited liability company to a corporation subject to income tax on April 2, 2004 upon our emergence from Chapter 11 protection.
(4)	We define working capital as our current assets (excluding unrestricted cash) minus our current liabilities, which includes the current portion of long-term debt and accrued interest thereon.
(5)	The deficiency for the period from January 1, 2004 to April 1, 2004 was $3,099. The deficiency for the period from April 2, 2004 to December 31, 2004 was $652. The deficiency for the period from January 1, 2006 to April 6, 2006 was $20,193. The deficiency for the period from April 7, 2006 to December 31, 2006 was $5,981.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion of our financial condition and results of operations with “Selected Historical Condensed Consolidated Financial Information” and the audited historical consolidated financial statements and related notes included elsewhere in this Annual Report. This discussion contains forward-looking statements about our markets, the demand for our products and services and our future results. We based these statements on assumptions that we consider reasonable. Actual results may differ materially from those suggested by our forward-looking statements for various reasons including those discussed in the “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” sections of this Annual Report. Those sections expressly qualify all subsequent oral and written forward-looking statements attributable to us or persons acting on our behalf. We do not have any intention or obligation to update forward-looking statements included in this Annual Report.

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

Basis of Presentation

The accompanying financial data has been prepared by us pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) and is in conformity with U.S. generally accepted accounting principles (“GAAP”). Our fiscal year end is December 31. Unless otherwise stated, all years and dates refer to our fiscal year.

Management is responsible for the fair presentation of the accompanying consolidated financial statements, prepared in accordance with GAAP, and has full responsibility for their integrity and accuracy. In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary to present fairly our consolidated balance sheet, statement of operations, statement of cash flows and statement of stockholders’ equity for all periods presented.

In presenting a comparison of our results of operations for the year ended December 31, 2007 to our results of operations for the year ended December 31, 2006, we have presented the year ended December 31, 2006, as the mathematical addition of our operating results for the predecessor period from January 1, 2006 to April 6, 2006 and the successor period from April 7, 2006 to December 31, 2006. As a result of the Acquisition on April 7, 2006 and the application of purchase accounting, a new basis of accounting began on April 7, 2006. This addition of the predecessor and successor amounts is not consistent with GAAP and may yield results that are not strictly comparable on a period-to-period basis due to the changes of accounting basis during these periods. For purposes of comparing results of operations, however, we believe that it is the most meaningful way to present our results of operations for the year ended December 31, 2006.

Impact of the Acquisition as of April 7, 2006

On April 7, 2006, our Company was acquired by KAGY Holding Company, Inc (“Holdings”) pursuant to the terms of an agreement of merger dated February 23, 2006 (the “Acquisition”). In the Acquisition, all issued and outstanding shares of our common stock were converted into the right to receive cash. Total merger consideration was approximately $271 million (approximately $275.5 million including acquisition related costs and adjustments).

As a result of the Acquisition, Holdings was required to apply purchase accounting to its financial statements in accordance with Statement of Financial Accounting Standards No. 141, Business Combinations (“SFAS No. 141”). Under SFAS No. 141, Holdings allocated the purchase price to the assets acquired and liabilities assumed based on their estimated fair values at the date of the acquisition. Accordingly, our assets and liabilities have been recorded at their fair value as of April 7, 2006. All of the purchase accounting adjustments at Holdings have been pushed down to the financial statements of our Company. Our consolidated balance sheet and related information at December 31, 2008 reflect final purchase accounting adjustments. The excess of the total purchase price over the fair value of our tangible and identifiable intangible assets of approximately $85 million was allocated to goodwill, which is subject to an annual impairment test. We also increased our aggregate outstanding indebtedness. Accordingly, interest expense is significantly higher in successor periods following the Acquisition than in predecessor periods prior to the Acquisition.

Impact of the Refinancing as of October 25, 2006

In October 2006, we repaid all outstanding borrowings under the initial $210 million Senior Credit Facility (“Initial Acquisition Credit Facility”) that was put in place as of the Acquisition and refinanced our indebtedness through a new $40 million Senior Secured Revolving Credit Facility, the issuance of $175 million in aggregate principal amount of 11% Senior Second Lien Notes due 2014 and our cash on hand (the “Refinancing”).

As a result of the liquidation of the Initial Acquisition Credit Facility, we wrote off the corresponding deferred financing costs. We also incurred early termination fees, and in total approximately $5.7 million of early termination costs were expensed and have been recorded as “Early Extinguishment of Debt” in the successor 2006 consolidated statements of operations.

2007 Business Combination

In October 2007, we acquired the North American Continuous Filament Mat business (“CFM”) of Owens Corning North America (“OC”) for an initial price of approximately $7.3 million (including acquisition-related costs of $0.8 million). The acquired assets included certain inventories and equipment located in AGY’s Huntingdon, PA facility and marble furnace assets located in Anderson, SC (which supplies the Huntingdon, PA facility with glass fiber marbles used in the production of CFM and in the marble melt production of glass yarn). The Anderson marble furnace was operated by OC under a manufacturing services agreement, and the Anderson land and building were leased from OC.

This business combination was accounted for in accordance with the purchase accounting method prescribed by SFAS No. 141. The fair values of the acquired assets were determined by management using recent appraisals and internal estimates, and were allocated originally to inventories ($3.3 million); property, plant, and equipment ($3.3 million); and goodwill ($0.7 million) at the acquisition date.

Under the terms of the acquisition agreement, OC paid us $2.3 million in July 2008 as a result of our termination of the Anderson, SC land and building lease and of our vacating of the premises in June 2008. The amount paid to us by OC reduced the CFM acquisition cost, first eliminating the goodwill of $0.7 million and then reducing the value of the acquired property, plant, and equipment by $1.6 million.

CFM’s income prior to and subsequent to its acquisition was insignificant, and accordingly, such pro forma income disclosures have been omitted from our consolidated financial statements. Unaudited revenues of CFM from January 1, 2007 through the October 26, 2007 acquisition date, and from October 26, 2007 through December 31, 2007, were approximately $19.7 million and $5.3 million, respectively. Our unaudited pro forma consolidated revenues for 2007, as if the acquisition of CFM occurred as of January 1, 2007, were approximately $204 million.

Anderson contract termination costs

During April 2008, the furnace at the Anderson facility had a premature failure that resulted in a permanent shutdown of the furnace. As a consequence, we were obligated to pay $0.6 million for the facility lease expenses and the manufacturing service costs related to labor and other fixed expenses incurred by OC from the date of the furnace shutdown to June 30, 2008, the effective date of the termination of all the Anderson related agreements (as discussed above), without economic benefit to the Company.

We recorded these costs as contract termination costs netted in “other operating income”, under the guidance of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal of Activities”. We paid in full the balance due for such contract termination costs to OC during the third quarter of 2008.

Porcher Supply Agreement

On March 26, 2004, we entered into a supply agreement with Porcher Industries that became effective on April 2, 2004. In the supply agreement, Porcher Industries agreed to offer to purchase at least 40% of its glassfiber needs from us through December 31, 2006 in exchange for a 15% equity interest in us (prior to dilution), which was reallocated to Porcher Industries from our prepetition senior secured lenders’ 85% ownership of us upon emergence from our Chapter 11 proceeding. In the event that Porcher Industries’ purchased less than 40% of its glassfiber needs from us, Porcher Industries’ percentage of equity would have been reduced accordingly and reverted to our prepetition senior secured lenders. Porcher Industries satisfied the minimum purchase levels during 2004, 2005 and for the period ended April 6, 2006.

The value of the equity granted in exchange for the Porcher supply agreement was treated as a sales incentive (the “Porcher Equity Incentive”). The measurement date for valuing the equity was determined in accordance with Emerging Issues Task Force Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, which provides that the measurement date is the earlier of (i) the date under which the performance by the counterparty to earn the equity instrument is probable because of sufficiently large disincentives for nonperformance or (ii) the date at which the counterparty’s performance is complete. We concluded that there were sufficiently large disincentives for nonperformance for Porcher Industries not to honor the major portion of the 40% minimum purchase needs commitment and, consequently, the major portion of the equity granted under the Porcher supply agreement was measured on April 2, 2004 and included as a component of our opening balance sheet upon our emergence from bankruptcy on April 2, 2004.

The remaining portion of the equity granted to Porcher Industries was measured as of the Acquisition, when all the outstanding stock of AGY was acquired in the Acquisition. The change in the value of this portion of our equity since April 2, 2004 was recorded as additional paid-in capital and capitalized as an asset to be amortized as a sales incentive over the remaining term of the Porcher supply agreement. At the closing of the Acquisition, the increase in the value of the equity granted to Porcher Industries since April 2, 2004 was approximately $5.6 million, which resulted in $1.6 million, $3.9 million and $0.1 million in sales incentive being recorded as a reduction in revenues in the period from January 1, 2006 to April 6, 2006, in the year ended December 31, 2005 and the period from April 2, 2004 to December 31, 2004, respectively.

In connection with the Acquisition, we entered into an amended and restated supply agreement with Porcher Industries that became effective on May 1, 2006, whereby the parties agreed to continue their commercial relationship through December 31, 2009. The amended and restated supply agreement does not contain an equity incentive.

CRITICAL ACCOUNTING POLICIES

Our consolidated financial statements have been prepared in accordance with GAAP. In preparing our financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses included in the financial statements. Estimates are based on historical experience and other information then currently available, the results of which form the basis of such estimates. While we believe our estimation processes are reasonable, actual results could differ from our estimates. The following describe the estimates considered most critical to our operating performance and involve the most subjective and complex assumptions and assessments.

Revenue recognition. We generally recognize revenue when finished products are shipped to unaffiliated customers or upon usage notification for customers on consignment. Sales discounts, quantity and price rebates and allowances are estimated based on experience and recorded in the period in which the sale is recognized. Customers have a right to return goods and those returns, which are reasonably estimable, are accrued at the time of shipment. We perform ongoing credit evaluations of our customers’ financial condition and establish an allowance for losses on trade receivables based upon factors surrounding the credit risk of specific customers, historical trends and other information.

Alloy metals. Alloy metals are the primary component of the heat-resistant, glass-forming bushings in our glass-melting furnaces. Molten glass is passed through the bushings to form glass filaments. In addition, alloy metals are an integral part of our installed glass-melting furnaces and therefore are classified as property, plant and equipment on our balance sheet. During the manufacturing process, a small portion of the alloy metal is physically consumed. The portion of the alloy metal physically consumed is measured at the time a bushing is reconditioned and is charged to income. This expense is recorded net of the metal that is recovered periodically after some special treatment. The amount of metal loss and the service life of the bushings are dependent upon a number of factors, including the type of furnace and the product being produced. Our alloy depletion expense net of the recoveries is disclosed in “Selected Financial Data.”

Goodwill and intangible assets with indefinite lives. We account for goodwill and other intangible assets in accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are not amortized, but instead are subject to annual impairment testing conducted as of October 31, or more frequently if events or circumstances indicate that an asset might be impaired. We believe that no impairment existed as of December 31, 2008.

Impairment of long-lived assets, including definite-lived intangible assets. Pursuant to SFAS No. 144, Accounting for the impairment or Disposal of Long-Lived Assets, we assess whether our long-lived assets, including definite-lived intangible assets, are impaired whenever events or changes in circumstances indicate the carrying amount may not be recoverable. An impairment loss is recognized when estimated undiscounted future cash flows expected to result from the use of the asset, plus net proceeds expected from the disposition of the asset (if any), are less than the related asset’s carrying amount. Estimating future cash flows requires us to make judgments regarding future economic conditions, product demand, and pricing. Although we believe our estimates are appropriate, significant differences in the actual performance of the asset or group of assets may materially affect our asset values and results of operations. We believe that no impairment existed at December 31, 2008.

Income taxes. We account for income taxes under the liability method approach under SFAS No. 109, Accounting for Income Taxes. Deferred income tax assets and liabilities reflect tax net operating loss and credit carry-forwards and the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. Deferred tax assets require a valuation allowance when it is more likely than not, based on the evaluation of positive and negative evidence, that some portion of the deferred tax assets may not be realized. When events and circumstances so dictate, we evaluate whether our deferred tax assets are realizable and the need for a valuation allowance by forecasting future taxable income. On January 1, 2007, we adopted FIN 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB No. 109, which requires that uncertain tax positions be sustainable under regulatory review by tax authorities assumed to have all relevant information at a more likely than not level based upon its technical merits before any benefit can be recognized.

We consider our foreign earnings in AGY Europe SARL to be permanently invested and accordingly, we did not provide U.S. income taxes on the undistributed earnings of AGY Europe SARL.

RESULTS OF OPERATIONS

The following tables illustrate our results of operations in dollars and as a percentage of net sales for the years ended December 31, 2006 (Combined Predecessor through April 6, 2006 and Successor subsequent thereto), 2007 (Successor), and 2008 (Successor) (dollars in thousands, except for percentages):

	Year Ended December 31,
	Combined 2006	2007	2008
Sales (1)	$172,166	$184,371	$236,487
Porcher Equity Incentive	(1,615)	—	—

Net sales	170,551	184,371	236,487
Cost of goods sold (2)	140,123	146,468	190,154

Gross profit	30,428	37,903	46,333
Selling, general and administrative expenses (2)	12,659	17,439	20,237
Amortization of intangible assets	2,020	1,676	1,858
Pre-Acquisition stock compensation and Acquisition related costs	22,567	—	—
Other operating income, net	2,004	204	208

Operating income (loss)	(4,814)	18,992	24,446
Other non-operating income, net	177	151	79
Interest expense	(15,835)	(20,119)	(23,086)
Loss on early extinguishment of debt	(5,702)	—	—

Income (loss) before income taxes	(26,174)	(976)	1,439
Income tax expense (benefit)	(9,997)	(334)	1,269

Net income (loss)	$(16,177)	$(642)	$170

Sales (1)	100.9%	100.0%	100.0%
Porcher Equity Incentive	(0.9)%	—	—

Net sales	100.0%	100.0%	100.0%
Cost of goods sold (2)	82.2%	79.4%	80.4%

Gross profit	17.8%	20.6%	19.6%
Selling, general and administrative expenses (2)	7.4%	9.5%	8.6%
Amortization of intangible assets	1.2%	0.9%	0.8%
Pre-Acquisition stock compensation and Acquisition related costs	13.2%	—	—
Other operating income, net	1.2%	0.1%	0.1%

Operating income (loss)	(2.8)%	10.3%	10.3%
Other non-operating income, net	0.1%	0.1%	0.1%
Interest expense	(9.3)%	(10.9)%	(9.8)%
Loss on early extinguishment of debt	(3.3)%	—	—

Income (loss) before income taxes	(15.3)%	(0.5)%	0.6%
Income tax expense (benefit)	(5.8)%	(0.2)%	0.5%

Net income (loss)	(9.5)%	(0.3)%	0.1%

(1)	The term “sales” does not include the non-cash impact of the Porcher Equity Incentive as discussed in “—Porcher supply agreement,” which impact is reflected in the GAAP term “net sales.”
(2)	Selling, general and administrative expenses and cost of goods sold exclude the non-recurring impact of expenses related to the Acquisition. Expenses related to the Acquisition, consisting primarily of pre-Acquisition stock compensation expenses and financing, legal and other professional fees, are disclosed on the line captioned “Pre-Acquisition stock compensation and Acquisition related costs.”

EBITDA (which is defined below) is reconciled from net income (loss) determined under GAAP as follows:

	Year Ended December 31,
	Combined 2006	2007	2008
	(Dollars in thousands)
Statement of operations data:
Net income (loss)	$(16,177)	$(642)	$170
Interest expense	15,835	20,119	23,086
Income tax expense (benefit)	(9,997)	(334)	1,269
Depreciation and amortization	16,271	12,634	12,702

EBITDA	$5,932	$31,777	$37,227

Adjusted EBITDA (which is defined below) is reconciled from EBITDA as follows:

	Year Ended December 31,
	Combined 2006	2007	2008
	(Dollars in thousands)
EBITDA (above)	$5,932	$31,777	$37,227
Adjustments to EBITDA:
Non-cash purchase accounting inventory adjustment (a)	3,182	561	—
Alloy depletion charge, net (b)	5,597	7,130	12,373
Non-cash Porcher Equity Incentive adjustment(c)	1,615	—	—
Non-cash compensation charges (d)	19,046	1,300	1,627
Acquisition costs (e)	4,433	—	—
Variable natural gas price increase (f)	163	—	—
Cost associated with the exit of the Anderson facility (g)	—	—	640
Management fees (h)	552	750	750
Loss on early extinguishment of debt (i)	5,702	—	—
Disposition of assets (gain) (j)	(1,246)	(195)	(816)
Union signing bonus (k)	675	324	—
Others	24	—	—

Adjusted EBITDA	$45,675	$41,647	$51,801

(a)	Reflects increased cost of goods sold resulting from the write-up of inventory to fair market value in connection with the application of purchase accounting as a result of the Acquisition in 2006 and of the acquisition of Continuous Filament Mat (CFM) business in 2007.
(b)	As part of our capital expenditures we purchase alloy metals. During the manufacturing process a small portion of the alloy metal is physically consumed, or depleted. This depletion is recorded net of the amount of metal that can be recovered after some specific treatment and net of charges associated which such recovery treatment.
(c)	In accordance with GAAP, the non-cash gain in the fair market value of the portion of the equity owned by Porcher Industries subject to measurement since April 2, 2004 until the earlier of a change in control or December 31, 2006 was recorded as additional paid-in capital and capitalized as an asset which was amortized as a sales incentive (reduction in sales). For a discussion of the Porcher Equity Incentive, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Porcher Supply Agreement.”

(d)	Reflects the following non-cash compensation expenses related to:

	Combined Year Ended December 31, 2006	Year Ended December 31, 2007	Year Ended December 31, 2008
Awards under our 2004 Management Stock Incentive Plan and a special compensation bonus triggered by the Acquisition	$18,134	$—	$—
Awards under Holdings’ 2006 Stock Option Plan and Holdings’ Restricted Stock granted to certain members of management	912	1,300	1,627

Net adjustment	$19,046	$1,300	$1,627

(e)	Reflects other expenses incurred in connection with the Acquisition, including primarily financing, legal and professional fees.
(f)	Reflects the temporary spike in natural gas costs due to Hurricane Katrina, which is outside of historical and current price volatility.
(g)	Reflects the elimination of the costs associated with the termination of the Anderson land and building lease and manufacturing services agreements that continued to be incurred from the date of the premature failure of the Anderson furnace to June 30, 2008 without economic benefit for the Company.
(h)	Reflects the elimination of the annual management fee payable to our Sponsor, Kolhberg & Company, LLC, pursuant to the management agreement entered into in connection with the Acquisition.
(i)	Reflects the early termination costs and the write-off of the deferred financing costs related to the liquidation of the Initial Acquisition Credit Facility as a result of the Refinancing in October 2006.
(j)	Reflects the elimination of the gain recorded versus historical book value on the sale or exchange of some non-operating assets.
(k)	Reflects the signing bonuses payable to members of the Teamsters unions in connection with ratification of the collective bargaining agreements.

EBITDA is defined as earnings before interest, taxes, depreciation and amortization. EBITDA is a measure used by management to measure operating performance. EBITDA is not a recognized term under GAAP and does not purport to be an alternative to net income as a measure of operating performance or to cash flows from operating activities as a measure of liquidity. Additionally, EBITDA is not intended to be a measure of free cash flow available for management’s discretionary use, as it does not consider certain cash requirements such as interest payments, tax payments and debt service requirements. Management believes EBITDA is helpful in highlighting trends because EBITDA excludes the results of decisions that are outside the control of operating management and can differ significantly from company to company depending on long-term strategic decisions regarding capital structure, the tax jurisdictions in which companies operate and capital investments. In addition, management believes that EBITDA provides more comparability between our historical results and results that reflect purchase accounting and changes in our capital structure. Management compensates for the limitations of using non-GAAP financial measures by using them to supplement GAAP results to provide a more complete understanding of the factors and trends affecting the business than GAAP results alone. Because not all companies use identical calculations, these presentations of EBITDA may not be comparable to other similarly titled measures of other companies.

Adjusted EBITDA is a non-GAAP financial measure which is defined as EBITDA further adjusted to exclude unusual items and other adjustments permitted in calculating covenant compliance and calculated in the same manner as “Consolidated Cash Flow” under the indenture governing our senior second lien notes, which is used by management in calculating our fixed charge coverage ratio under the indenture governing our Notes. We believe that the inclusion of supplementary adjustments to EBITDA applied in presenting Adjusted EBITDA is appropriate to provide additional information to investors.

Year ended December 31, 2008 compared to year ended December 31, 2007

Net sales. Net sales increased $52.1 million, or 28.3%, to $236.5 million for the year ended December 31, 2008, compared to $184.4 million for the year ended December 31, 2007. This increase is the result of (i) our acquisition of the North American CFM business in October 2007, which contributed $27.0 million of incremental revenue, (ii) selected price increases and (iii) an improvement in product mix associated with higher sales of advanced material and technical yarn products. Defense revenues increased by 107% due to our continued success in the Mine Resistant Ambush Protected (“MRAP”) program and Explosively-Formed Penetrator (“EFP”) protection kits. Aerospace revenues increased by 18% reflecting higher aircraft original equipment manufacturer (“OEM”) and retrofit activity. Without taking account of the CFM acquisition, shipments to the electronics industry, the construction market and the industrial market decreased by 10%, 6% and 4%, respectively for the year ended December 31, 2008 compared to the same period in 2007, reflecting production capacity constraints in the first half of 2008 and softer market conditions in the second half of the year.

Gross profit. Gross profit increased approximately $8.4 million from $37.9 million, or 20.6% of net sales, for the year ended December 31, 2007 to $46.3 million, or 19.6% of net sales, for the year ended December 31, 2008. The gain in profitability in 2008 was associated with a more favorable product mix associated with higher shipments to the aerospace and defense markets, selected price increases, the incremental margin associated with the CFM acquisition, lower depreciation expense and a reduction in lean manufacturing consulting costs when compared to the same period in 2007. These improvements were partially offset by several factors, including: (i) lower demand and shipments in several markets (ii) short-term inefficiencies experienced in the first half of 2008 as a result of production ramp-up activities necessary to meet market defense requirements and the start-up of in-house marble production capabilities in our Aiken, SC facility, (iii) an increase in alloy metal lease costs driven by additional alloy metal requirements associated with the CFM acquisition, higher production levels of advanced material products and higher market prices for platinum and rhodium, (iv) a short-term furnace disruption experienced at our Aiken, SC facility in the first quarter of 2008, (v) inflationary pressure in energy and raw materials, and higher labor expenses and (vi) higher alloy metal depletion losses caused by the increased levels of production.

Selling, general and administrative expenses. Selling, general and administrative costs increased $2.8 million to $20.2 million for the year ended December 31, 2008, compared to $17.4 million for the year ended December 31, 2007. This increase reflects higher personnel and business development expenses necessary to support our strategic growth initiatives and new product development activities. Selling, general and administrative costs as a percent of sales decreased from 9.5% for the year ended December 31, 2007 to 8.6% for the year ended December 31, 2008.

Amortization of intangible assets. Amortization of other intangible assets increased $0.2 million to $1.9 million for the year ended December 31, 2008 when compared to the year ended December 31, 2007. This increase reflects the effect of management’s reclassification in 2007 of the trademarks from a definite-lived to an indefinite-lived intangible asset.

Other operating income. In 2007, other operating income of $0.2 million was primarily due to the sale of an unused portion of land at the Aiken facility. In 2008, other operating income of $0.2 million was primarily the result of the sale of an unused portion of land and building at the Aiken facility, partially offset by the Anderson contract termination costs and a book loss recognized on the exchange of platinum for additional rhodium.

Interest expense. Interest expense increased $3.0 million from $20.1 million for the year ended December 31, 2007 to $23.1 million for the year ended December 31, 2008. The increase was primarily due to $2.2 million of fees and expenses incurred in 2008 related to bondholders’ consent solicitation of our Metal Consignment Facility amendment and the S-4 Registration Statement and an increase in borrowings under the revolving credit facility during 2008.

Income tax expense. Income tax expense increased $1.6 million to a $1.3 million expense for the year ended December 31, 2008, compared to a $0.3 million tax benefit for the year ended December 31, 2007. This increase was primarily due to pre-tax income recognized in 2008, compared to a pre-tax loss recognized in 2007. In addition, the effective tax rate increased from 34.2% for the year ended December 31, 2007 to 88.2% for the year ended December 31, 2008. The increase in the effective tax rate was primarily the result of (i) a change in the rate for deferred taxes due to a change in the mix of property, payroll, and sales by state in 2008, which resulted in an increase in the state tax rate (ii) and adjustments of prior-year items that represent the net difference between the prior-year tax accrual estimates and the actual amounts per the income tax returns filed in 2008.

Net income. As a result of the aforementioned factors, we reported a net income of $0.2 million in the year ended December 31, 2008, compared to a net loss of $0.6 million in the year ended December 31, 2007.

Year ended December 31, 2007 (Successor) compared to (combined Predecessor and Successor) year ended December 31, 2006

Net sales. Net sales increased $13.8 million, or 8.1%, to $184.4 million for the year ended December 31, 2007 from $170.6 million for the year ended December 31, 2006. This increase is primarily a result of the previously discussed Porcher Equity Incentive of $1.6 million in 2006, the CFM acquisition and a favorable change in product mix associated with our advanced material and technical yarn products. Without taking account of the CFM acquisition, increased shipments in these product lines were the result of stronger demand in several key end-markets, including primarily aerospace (6% increase in revenue), electronics (15% increase in revenue) and defense (21% increase in revenue associated with the market introduction of the MRAP vehicles program that now more than offset the decreased revenue associated with the expected trail off of S-2 shipments for the Humvee program), partially offset by decreased demand in the industrial market (5% decrease in revenue) and in the construction market (9% decrease in revenue), which experienced softness in both the North American housing and the commercial project segments for most of 2007.

Gross profit. Gross profit margin increased approximately 2.8 percentage points from $30.4 million, or 17.8% of net sales, for the year ended December 31, 2006, to $37.9 million or 20.6% of net sales for year ended December 31, 2007. However, in 2006 gross profit margin was reduced by approximately 0.9% by the impact of the pre-Acquisition Porcher Equity Incentive and the increase in cost of goods sold for the period from April 7 to September 30, 2006 resulting from the write up of inventory value to fair market value in connection with the application of purchase accounting for the Acquisition. In 2007 the negative impact on profitability resulting from higher labor costs as a result of the new union labor agreements which became effective November 1, 2006, higher alloy depletion charges since the Acquisition and costs associated with our investment in increased manufacturing capacity and consulting costs to support our lean manufacturing initiatives, was more than mitigated by (i) improved manufacturing efficiencies year over year, (ii) lower energy and repair costs, (iii) lower depreciation expense, (iv) a favorable product mix and improved pricing on selected products when compared to the same period last year and (v) a favorable impact associated with the CFM acquisition.

Selling, general and administrative expenses. Selling, general and administrative costs increased $4.8 million to $17.4 million for the year ended December 31, 2007 from $12.6 million for the year ended December 31, 2006. This increase primarily reflects higher personnel expenses necessary to support our strategic growth initiatives including $0.8 million of hiring and relocation costs, higher professional fees, a $0.5 million expense associated with a research and development capital project, $0.4 million of compensation expense attributable to the restricted stock awards and stock options granted pursuant to the new stock option plan and a $0.2 million quarterly management fee paid to our equity sponsor. For the foregoing reasons, selling, general and administrative costs increased from 7.4% of net sales for the year ended December 31, 2006 to 9.5% of net sales for the year ended December 31, 2007.

Acquisition related expenses. We incurred one-time expenses of approximately $22.5 million for the year ended December 31, 2006 related to the Acquisition including $4.4 million of financing, legal and professional fees and $18.1 million of compensation expenses related to deferred stock units and bonuses awarded to certain members of management that were earned at the closing of the Acquisition on April 7, 2006.

Amortization of intangible assets. Amortization of other intangible assets decreased $0.3 million to $1.7 million for the year ended December 31, 2007 when compared to the year ended December 31, 2006. This decrease reflects the effect of management’s reclassification in 2007 of the trademarks from a definite-lived to an indefinite-lived intangible asset.

Other operating income. In 2006, our other operating income of $2.0 million is primarily the result of a gain versus historical book value due to the exchange of rhodium in favor of additional platinum and the benefit of unemployment taxes reimbursement. In 2007, our other operating income of $0.2 million is primarily the result of the sale of an unused portion of land.

Interest expense. Interest expense increased $4.3 million to $20.1 million for the year ended December 31, 2007 compared to $15.8 million for the comparable period of 2006. The increase is attributable to higher indebtedness as a result of the Acquisition and the increase in the cost of our debt following our senior second lien notes refinancing in October 2006.

Income tax benefit. Income tax benefit decreased $9.7 million to a benefit of $0.3 million for the year ended December 31, 2007, from a $10.0 million benefit for the year ended December 31, 2006 due to the higher pre-tax loss incurred in 2006, primarily due to the deduction of one-time expenses related to the Acquisition, partially offset by higher interest expense in 2007. The effective tax rate decreased from 38.2% for the year ended December 31, 2006 to 34.2% for the year ended December 31, 2007.

Net loss. As a result of the aforementioned factors, we reported a net loss of $0.6 million in the year ended December 31, 2007, compared to a net loss of $16.2 million in the year ended December 31, 2006.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity are cash flows from operations and borrowings under our financing arrangements. Our future need for liquidity will arise primarily from interest payments on the $175.0 million principal amount of our 11% senior secured second lien notes (“Notes”), interest and principal payments on our senior secured revolving credit facility (“Credit Facility”), and the funding of capital expenditures, alloy metals, strategic initiatives, normal recurring operating expenses and working capital requirements. There are no mandatory payments of principal on the Notes and on the Credit Facility scheduled prior to their maturity in November 2014 and October 2011, respectively.

At December 31, 2008, we had total liquidity of $27.9 million, consisting of $4.8 million in unrestricted cash and approximately $23.1 million of borrowing availability under the Credit Facility. Based upon our current and anticipated levels of operations, we believe, but can not guarantee, that our cash flows from operations, together with availability under our Credit Facility, will be adequate to meet our liquidity needs for the next twelve months and the foreseeable future. However, this forward-looking statement is subject to risks and uncertainties. See “Forward-Looking Statements” and “Item 1A. Risk Factors.”

As discussed in the “Major Recent Developments” section of Item 1, if the acquisition of Main Union is consummated, the Company intends to finance the consideration paid pursuant to the agreement through the sale of additional equity to its private equity sponsors as well as available liquidity.

Working Capital

Working capital is defined as total current assets, excluding unrestricted cash, less total current liabilities, including the current portion of long-term debt. We had working capital of $36.9 million and $34.5 million on December 31, 2008 and December 31, 2007, respectively. The $2.4 million increase is primarily the result of: (i) a $7.6 million increase in inventory (ii) a $1.4 million decrease in trade accounts payable (iii) a $1.2 million decrease in the current portion of long-term debt representing capital lease obligations that matured during 2008, partially offset by (iv) a $2.7 million decrease in accounts receivable attributable to an improvement in days sales outstanding resulting primarily from higher shipments of advanced material products with financial discount payment terms for early payment and (v) a $4.7 million decrease in current deferred tax assets.

Contractual Obligations

At December 31, 2008, our contractual obligations were as follows:

	Payment due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	$(000’s)
Long-Term Debt Obligations	$191,400	—	—	$16,400	$175,000
Operating Lease Obligations (1)	$7,295	$1,220	$2,305	$2,118	$1,652
Purchase Obligations (2)	$3,950	$3,950	—	—	—
Alloy Lease Obligations (3)	$2,340	$2,340	—	—	—
Interest on long-term debt obligations	$111,686	$19,504	$37,840	$37,840	$16,502
Letters of credit	$450			$450

Total	$317,121	$27,014	$40,145	$56,808	$193,154

(1)	Includes those leases which have non-cancellable terms in excess of one year.
(2)	Includes agreements that the Company is party to with Owens Corning to purchase marbles and an agreement with a third party to construct an alloy metal fabrication facility.
(3)	Includes future minimum rentals of leased alloy metals.

At December 31, 2008, we had recorded an immaterial reserve for unrecognized tax benefits, which is not reflected in the table above, and which is discussed in Note 14 to the 2008 Consolidated Financial Statements. The table also does not include future estimated benefits payments for pension and other postretirement benefit obligations, which are included in Note 11 to the 2008 Consolidated Financial Statements.

Year ended December 31, 2008 compared to year ended December 31, 2007

Cash provided by operating activities was $22.6 million for the year ended December 31, 2008, compared to $26.0 million for the year ended December 31, 2007. Net income (loss) adjusted for non-cash items contributed $28.0 million of cash flow in 2008 compared to $20.4 million in 2007. This $7.6 million increase was more than offset by increased working capital requirements as discussed above resulting in an $11.0 million increase in cash used by the change in working capital assets and liabilities.

Cash used in investing activities, excluding the net aggregate merger consideration of the CFM acquisition that resulted in a $2.3 million reimbursement and a $7.3 million payment in 2008 and in 2007, respectively was $40.4 million for the year ended December 31, 2008, compared to $14.1 million for the year ended December 31, 2007. The increase was primarily due to higher capital spending of $40.6 million in 2008, compared to $14.4 million in 2007. This increase was the result of higher purchases of alloy metals, which totaled $28.7 million in 2008 to support our manufacturing capacity expansion compared to $3.1 million of alloy metal purchases in 2007.

Cash provided by financing activities was $15.1 million in the year ended December 31, 2008, compared to cash used in financing activities of $1.0 million in the year ended December 31, 2007. This change was primarily due to $16.4 million of borrowings outstanding under our Credit Facility as of December 31, 2008 (none outstanding at December 31, 2007).

Year ended December 31, 2007 (Successor) compared to year ended December 31, 2006 (Combined Predecessor and Successor)

Cash provided by operating activities was $26.0 million for the year ended December 31, 2007, compared to $27.2 million for the year ended December 31, 2006. The $1.2 million decrease was primarily attributable to a $1.7 reduction in income, adjusted for non-cash items, partially offset by a $0.5 net increase in cash provided by the change in our working capital.

Cash used in investing activities, excluding the net aggregate merger consideration in connection with the Acquisition in 2006 and the $7.3 million CFM business acquisition in 2007, was $14.1 million in the year ended December 31, 2007, compared to $9.7 million for the year ended December 31, 2006. The increase was due primarily to our investment in additional S-2 Glass manufacturing capacity and the construction of our in-house research and development center.

Cash used in financing activities, excluding the impact of the Acquisition financing and of the Refinancing, was $1.0 million for the year ended December 31, 2007 compared to cash used in financing activities of $1.5 million for the year ended December 31, 2006. This decrease relates mainly to the elimination of the term loan amortization as a result of the bonds refinancing in the fourth quarter of 2006.

Sources of Liquidity

Prior to completing the Acquisition, our principal sources of liquidity were cash flow generated from operations and borrowings under our then existing revolving credit facility. We repaid all outstanding borrowings under our then existing revolving credit facility as part of the Acquisition.

Following the completion of the Acquisition and prior to the Refinancing, our principal sources of liquidity were cash flow generated from operations and borrowings under our senior secured credit facilities consisting of: (i) a five-year $30 million revolving credit facility, (ii) a six-year $135 million first lien term loan and (iii) a seven-year $45 million second lien term loan.

Our principal sources of liquidity are cash flows from operations and borrowings under our financing arrangements. Our future need for liquidity will arise primarily from interest payments on the $175.0 million principal amount of our Notes, interest and principal payments on our Credit Facility, and the funding of capital expenditures, alloy metals, strategic initiatives, normal recurring operating expenses and working capital requirements. There are no mandatory payments of principal on the Notes and on the Credit Facility scheduled prior to their maturity in November 2014 and October 2011, respectively.

We and our subsidiaries, affiliates or significant stockholders may from time to time seek to retire or purchase our outstanding debt through cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

At December 31, 2007, we had total liquidity of $44.7 million, consisting of $5.2 million in unrestricted cash and $39.5 million revolver availability. At December 31, 2008, we had total liquidity of $27.9 million, consisting of $4.8 million in unrestricted cash and approximately $23.1 million availability under the Credit Facility. Recent events in the credit markets have had an adverse impact on the financial markets. We have not been significantly affected by the distress being experienced in the credit markets; however no assurances can be made that this could not change in the future. We have taken a number of actions, including tight monitoring of all our cash costs and aligning the pace of our capital expenditures with our current growth assumptions. Based upon our current and anticipated levels of operations, we believe, but can not guarantee, that our cash flows from operations, together with availability under our Credit Facility, will be adequate to meet our liquidity needs for the next twelve months and the foreseeable future. However, this forward-looking statement is subject to risks and uncertainties. See “Forward-Looking Statements” and “Item 1A. Risk Factors”.

Historical Indebtedness

In October 2006, we repaid all outstanding borrowings under our then-existing senior secured credit facilities as part of the refinancing of our indebtedness through our new $40 million Credit Facility, the issuance of $175 million in aggregate principal amount of 11% senior second lien notes due 2014 and our cash on hand (the “Refinancing”). The indenture governing the notes contains a Fixed Charge Coverage Ratio, which is an important ratio that is used to determine our ability to make restricted payments, incur additional indebtedness, issue preferred stock and enter into mergers or consolidations or sales of substantially all assets. The Fixed Charge Coverage Ratio is calculated based on “Consolidated Cash Flow” which is calculated per the indenture governing the notes on the same basis as Adjusted EBITDA, as described on page 25.

The Credit Facility has a term of 60 months (maturing October 2011) and includes sub limits for the issuance of letters of credit and swing line loans. The borrowing base for our new Credit Facility is equal to the sum of: (i) an advance rate against eligible accounts receivable of up to 90%, plus (ii) the lesser of (A) 65% of the book value of our eligible inventory (valued at the lower of cost or market) and (B) 85% of the net orderly liquidation value for our eligible inventory, plus (iii) up to $32.5 million of our eligible alloy inventory, minus (iv) 100% of mark-to-market risk on certain interest hedging arrangements, minus (v) a reserve of $7.5 million.

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

In addition, there are customary commitment fees and letter of credit fees under the Credit Facility. All obligations under our Credit Facility are guaranteed by Holdings and all of our existing and future direct and indirect domestic subsidiaries. We may enter into interest swap agreements from time to time to reduce the risk of greater interest expense because of interest-rate fluctuations. Our and the guarantors’ obligations under the Credit Facility are secured, subject to permitted liens and other agreed upon exceptions, by a first-priority perfected (subject to customary exceptions) security interest in substantially all of our and the guarantors’ assets. The Credit Facility contains customary representations and warranties and customary affirmative and negative covenants, including, among other things, restrictions on indebtedness, liens, investments, mergers and consolidations, dividends and other payments in respect to capital stock, transactions with affiliates, and optional payments and modifications of subordinated and other debt instruments. The Credit Facility also includes customary events of default, including a default upon a change of control.

As of December 31, 2008 and December 31, 2007, we had $16.4 million and $0, respectively, of cash borrowings outstanding under the Credit Facility, and had also issued $0.5 million of standby letters of credit. Borrowing availability at December 31, 2008 and December 31, 2007 was $23.1 million and $39.5 million, respectively.

In connection with the Refinancing on October 25, 2006, we issued $175.0 million aggregate principal amount of 11% senior second lien notes (“Old Notes”) due 2014 to an initial purchaser, which were subsequently resold to qualified institutional buyers and non-U.S. persons in reliance upon Rule 144A and Regulation S under the Securities Act of 1933, as amended. On May 8, 2008, we filed with the United States Securities and Exchange Commission (“SEC”) a registration statement on Form S-4 under the Securities Act of 1933 to exchange all of the Old Notes for the exchange notes (“Notes”); such exchange was fully consummated and closed on July 11, 2008. The Notes are identical in all respects to the Old Notes, except:

•	the Notes are registered under the Securities Act;

•	the Notes are not entitled to any registration rights which were applicable to the Old Notes under the registration rights agreement; and

•	the liquidated damages provisions of the registration rights agreement are no longer applicable.

Interest on the Notes is payable semi-annually on May 15 and November 15 of each year. Our obligations under the Notes are fully and unconditionally guaranteed, jointly and severally, on a second-priority basis, by each of our existing and future domestic subsidiaries, other than immaterial subsidiaries, that guarantee our indebtedness, including our new Credit Facility, or the indebtedness of any our restricted subsidiaries. The indenture does not allow us to pay dividends or distributions on our outstanding capital stock (including to our parent) and limits or restricts our ability to incur additional debt, repurchase securities, make certain prohibited investments, create liens, transfer or sell assets, enter into transactions with affiliates, issue or sell stock of a subsidiary or merge or consolidate. The indenture permits the trustee or the holders of 25% or more of the Notes to accelerate payment of the outstanding principal and accrued and unpaid interest upon certain events of default, including failure to make required payments of principal and interest when due, uncured violations of the material covenants under the indenture or if lenders accelerate payment of the outstanding principal and accrued unpaid interest due to an event of default with respect to at least $15.0 million of our other debt, such as the Credit Facility. The estimated fair value of the Notes, on the basis of quoted market prices (however, trading in these securities is limited and may not reflect fair value), as of December 31, 2008 was approximately $105 million.

We intend to fund our ongoing operations through cash generated by operations, funds available under our Credit Facility and existing cash and cash equivalents.

Other Balance Sheet Items

Net Property, Plant and Equipment and Alloy Metals. Net property, plant and equipment and alloy metals increased $15.8 million, or 9.7%, from December 31, 2007 to December 31, 2008. The net increase is the result of $41.4 million of capital expenditures (including $0.8 million of change in accrued construction in-progress) and alloy metal purchases, partially offset by $23.2 million of depreciation and alloy metals depletion, the $1.7 million reduction of the value of the CFM acquired property, plant and equipment due to the resolution of the CFM acquisition contingency and finalization of the CFM purchase accounting discussed in Note 3 to the 2008 consolidated financial statements and $0.7 million of net book value for retired assets.

Long Term Debt. Long-term debt increased $16.4 million from December 31, 2007 to December 31, 2008 as a result of borrowings under our Credit Facility necessary to fund the alloy metal and other capital expenditures made in 2008 in order to support primarily the defense market requirements.

Off-Balance Sheet Resources and Obligations

Alloy Metal Leases

We lease under short term operating leases (generally with lease terms from one to twelve months) a portion of the alloy metals needed to support our manufacturing operations. During the years ended December 31, 2008 and 2007, total lease costs of alloy metals were approximately $7.6 million and $2.3 million, respectively, and were classified as a component of cost of goods sold. Our lease expense is dependent on several factors, including the amount of alloy leased, market spot rates for the alloy and associated lease rates. Market spot rates are subject to daily fluctuation and this fluctuation could result in material changes to our alloy lease expense.

In 2008 and 2007, we leased alloy metals under these three agreements as follows:

Metal Consignment Facility

In 2006, we entered into a consignment agreement (the “Facility”) with The Bank of Nova Scotia to provide for platinum leases up to the lesser of $40,000 or the value of 40,000 ounces of platinum. In September 2007, the consignment limit was amended to provide for up to the lesser of $40,000 or the value of 30,000 ounces of platinum. In March 2008, the consignment limit under that facility was amended to provide for up to the lesser of $69,600 or 32,000 ounces, with any utilization in excess of $42,000 secured by letter of credit collateral equal to 50% of the utilization over $42,000. The platinum facility is payable upon the earlier of the occurrence of an event of default under the agreement or the termination of the agreement, and is collateralized by (i) the leased platinum and (ii) all of our owned platinum, including, without limitation, platinum incorporated in our equipment. Lease payments are payable monthly and, at our election, based on either (i) a floating fee calculated and specified by The Bank of Nova Scotia from time to time and initially set at 7.5% per annum or (ii) a fixed fee equal to the precious metals rate, which is the fixed market-based lease rate for the applicable lease period, plus a 2.0% margin. The Facility contains customary events of default, including, without limitation, nonpayment of lease payments, inaccuracy of representations and warranties in any material respect and a cross-default provision with the Credit Facility and the Notes. The Facility does not contain any financial covenants. The Bank of Nova Scotia or we may terminate the Facility at any time upon 30 days’ prior written notice.

At December 31, 2008 and December 31, 2007, we leased 28,800 and 24,500 ounces, respectively, of platinum under this agreement, with a notional value of $25.9 million and $37.4 million, respectively, as calculated under the Facility. The alloy metal leases outstanding under the Facility at December 31, 2008 had terms ranging from three to twelve months, all maturing no later than October 7, 2009 (with future minimum rentals of $1.3 million until maturity in 2009). The rental rates, computed on the market value of the alloy metals at lease inceptions, ranged from 4.15% to 6% at December 31, 2008. Unused availability at December 31, 2008 and December 31, 2007 was approximately 3,200 and 1,700 ounces of platinum and $43.7 million and $2.6 million respectively. If the market value of the leased platinum exceeds $69,600 or 32,000 ounces, we are required to purchase or otherwise provide sufficient platinum or cash or cash equivalent collateral to reduce the lease balance.

Owens Corning Master Lease Agreement

In October 2007, as part of the CFM acquisition, we entered into a master lease agreement with OC to lease platinum and rhodium, exclusively for use in the Huntingdon, PA CFM and Anderson, SC manufacturing operations. Effective October 24, 2008, we terminated the OC master lease agreement. This master lease agreement allowed us to enter into leases of alloy metal with terms of one to six months for up to approximately 19,800 ounces of platinum and 3,400 ounces of rhodium. The annual lease rate was fixed at 9%, and the notional lease value was based on the market price of platinum and rhodium in effect at the inception of the lease. At December 31, 2007, we leased approximately 19,800 ounces of platinum and 3,400 ounces of rhodium with a notional lease value of approximately $50.8 million, under this master lease agreement.

DB Energy Trading LLC Master Lease Agreement

Simultaneously with the termination of the OC master lease in October 2008, we entered into a Master Lease Agreement with DB for the purpose of leasing precious metals necessary for the operations of our CFM business. The Master Lease Agreement describes the lease terms and conditions enabling us to lease up to 19,057 ounces of platinum and 3,308 ounces of rhodium (the “Maximum Lease Commitment”). The Master Lease Agreement has a three-year term and allows us to enter into leases of alloy metals with terms of one to twelve months. Until the maturity date of the Master Lease Agreement, we may renew the metals leases for one or more successive lease terms, and we may decide to decrease the quantity of metals to be leased for the next lease term. Lease fees depend on the quantity of metal leases required by us multiplied by a benchmark value of the applicable precious metal and a margin above the lease rate index as published on DB’s daily precious metal rates sheet. The Master Lease Agreement contains customary events of default, including, without limitation, nonpayment of lease payments, inaccuracy of representations and warranties in any material respect and certain cross-default provisions.

At December 31, 2008, we leased approximately 19,050 ounces of platinum and 3,300 ounces of rhodium under the Master Lease Agreement, with a notional value of approximately $21.8 million. All of the leases outstanding at December 31, 2008 had terms of three to twelve months, maturing no later than October 28, 2009 (with future minimum rentals of approximately $1.0 million until maturity in 2009), prior to renewals as discussed above.

Commitments and Contingencies

We are not a party to any significant litigation or claims, other than routine matters incidental to the operation of the Company. We do not expect that the outcome of any pending claims will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

There may be insignificant levels of asbestos in certain manufacturing facilities; however, we do not expect to incur costs (which are undeterminable) in the foreseeable future to remediate any such asbestos, which may be present in our facilities. Accordingly, we did not record a conditional asset retirement obligation related to such asbestos remediation because we do not have sufficient information to estimate the fair value of the asset retirement obligation in accordance with the guidance of FIN No. 47, Accounting for Conditional Asset Retirement Obligations.

In addition to the alloy metal leases discussed above, we also lease manufacturing and other equipment and property under operating leases. Total rent expense for the year ended December 31, 2008 and 2007 was $1.4 million and $0.5 million, respectively.

The following summarizes the future minimum lease payments for each of the next five years and the total thereafter:

Years Ending December 31,
2009	$1,220
2010	1,198
2011	1,107
2012	1,062
2013	1,056
Thereafter	1,652

$7,295

The Company is obligated to make approximately $3.2 million purchases of marbles from OC in 2009.

The Company also entered into an agreement with a third party to construct an alloy metal fabrication facility for a total cost of approximately $0.9 million, with estimated payments of $0.8 million to be made under the contract in 2009.

RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141(R)”), which replaces SFAS No. 141. SFAS No. 141(R) retains the underlying concepts of SFAS No. 141 in that all business combinations are still required to be accounted for at fair value under the purchase method of accounting, but SFAS No. 141(R) changed the application of the purchase method in a number of significant aspects. Acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS No. 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. SFAS No. 141(R) amends FASB Statement No. 109 such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS No. 141(R) would also apply the provisions of SFAS No. 141(R) subsequent to December 15, 2008. Early adoption is not permitted. In 2008, the Company incurred and deferred costs of $1.1 million through December 31, 2008 in connection with a proposed business combination that has not been consummated. Upon the adoption of SFAS No. 141(R) on January 1, 2009, the Company will expense the $1.1 million of costs deferred at December 31, 2008.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS No. 160”). SFAS No. 160 requires entities to report noncontrolling (minority) interests in subsidiaries as equity. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. The Company has not determined what impact, if any, that adoption of this standard will have on its results of operations, cash flows, or financial position.

In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS No. 161”). SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133 with the intent to provide users of financial statements with an enhanced understanding of (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's results of operations, cash flows, and financial position. To meet those objectives, SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet determined what impact, if any, the adoption of SFAS No. 161 will have on its financial statement disclosures.

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 142-3, Determination of the Useful Life of Intangible Assets. FSP No. FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R) and other generally accepted accounting principles. FSP No. FAS 142-3 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008. The Company does not expect the adoption of FSP No. FAS 142-3 to have a material impact on its results of operations, cash flows, or financial position.

In May 2008, the FASB issued Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”). SFAS No. 162 identifies a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with GAAP for non-governmental entities. SFAS No. 162 directs the GAAP hierarchy to the entity, not the independent auditors, as the entity is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. SFAS No. 162 is effective 60 days following the Securities and Exchange Commission's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Presenting Fairly in Conformity with Generally Accepted Accounting Principles. The Company is currently evaluating the new statement and believes that, if it is approved in its current form, it will not have a significant impact on the determination or reporting of its results of operations, cash flows, or financial position.

QUARTERLY FINANCIAL DATA (Unaudited)

Quarterly financial data for the years ended December 31, 2008 and 2007 were:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2008
Net sales	$57,965	$64,069	$61,143	$53,310
Gross profit	9,233	12,348	12,611	12,141
Net income (loss)	$(1,314)	$752	$999	$(267)

2007
Net sales	$37,833	$48,564	$48,349	$49,625
Gross profit	6,098	9,550	12,559	9,696
Net income (loss)	$(2,124)	$(31)	$1,805	$(292)

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk

We are subject to interest rate risk in connection with our long-term debt. Our principal interest rate exposure relates to our $40 million senior secured revolving credit facility. Assuming the revolver is fully drawn, each quarter point change in interest rates would result in approximately a $0.1 million change in interest expense on our revolving credit facility.

Natural gas commodity risk and platinum/rhodium risk

Due to the nature of our manufacturing operations, we are exposed to risks due to changes in natural gas commodity prices. We may utilize derivative financial instruments in order to reduce the variability of the cash flows associated with our forecasted purchases of natural gas. In addition, because we use bushings made with a platinum-rhodium alloy as part of our manufacturing process, we are exposed to risks due to changes in the prices of platinum and rhodium.

At December 31, 2008, we had existing contracts for physical delivery of natural gas at our Aiken, SC facility that fix the commodity cost of natural gas for approximately 82 percent of our estimated natural gas purchase requirements in the next twelve months. Although these contracts are considered derivative instruments, they meet the normal purchases exclusion contained in SFAS No. 133, as amended by SFAS No. 138 and SFAS No. 149, and are therefore exempted from the related accounting requirements.

Foreign exchange risk

We are subject to inherent risks attributed to operating in a global economy. All of our debt and most of our costs following the Refinancing are denominated in U.S. dollars. Approximately one percent of our sales are currently denominated in currencies other than the U.S. dollar. We use, on occasion, foreign currency derivatives to manage the risk associated with fluctuations in foreign exchange rates. Associated with a purchase commitment, in euros, of certain manufacturing equipment, in February 2008, we entered into forward contracts to purchase 3.3 million euros to hedge the exposure to changes in value of the Euro to the U.S dollar. All the contracts matured in the second and third quarter of 2008, and were accounted for as fair value hedges. At December 31, 2008, we had no foreign currency hedging agreements in effect.

We may be exposed to credit loss in the event of non-performance by the other party to derivative financial instruments. We mitigate this risk by entering into agreements directly with counterparties that meet our credit standards and that we expect to fully satisfy their contractual obligations. We view derivative financial instruments purely as a risk management tool and, therefore, do not use them for speculative trading purposes.

Impact of Inflation and Economic Trends

Historically, inflation has not had a material effect on our results of operations, as we have been able to offset most of the impact of inflation through price increases for our products. However, based on recent price increases in energy, commodities and precious metals, we cannot guarantee that we will be able to offset these costs through price increases to our customers.

ITEM 8.	FINANCIAL STATEMENTS

The information required by Item 8 is contained on pages F-1 to F-49 of this Annual Report on Form 10-K under “Consolidated Financial Statements” and is incorporated herein by reference. The Reports of Independent Registered Public Accounting Firm are contained on page F-2 and page F-29 of this Annual Report on Form 10-K under the caption “Report of Independent Registered Public Accounting Firm” and are incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A(T).	CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

As of the end of the period covered by this Annual Report, the Company’s Principal Executive Officer and Principal Financial Officer have conducted an evaluation of the Company’s disclosure controls and procedures. Based on their evaluation, the Company’s Principal Executive Officer and Principal Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the applicable Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including the Company’s Principal Executive Officer and the Company’s Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting.

There have been no changes in internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

(c) Management’s report on internal control over financial reporting.

This Annual Report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the Company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

All of our directors serve until a successor is duly elected and qualified or until the earlier of his death, resignation or removal. Our executive officers are appointed and serve at the discretion of our board of directors. There are no family relationships between any of our directors or executive officers.

The following table sets forth information with respect to our executive officers and directors:

Name	Age	Position
Douglas J. Mattscheck	53	Chief Executive Officer and Director
Wayne T. Byrne	45	Chief Financial Officer
Jeffrey J. Davis	46	President and Chief Operating Officer
Catherine A. Cuisson	43	Vice President, Finance and Corporate Controller
Dennie Rexroad	49	Vice President of Operations
Drew Walker	44	Vice President of Sales and Marketing
Christopher Lacovara	44	Director
Samuel P. Frieder	44	Director
Seth H. Hollander	32	Director

The following biographies describe the business experience of our executive officers and directors:

Douglas J. Mattscheck, Chief Executive Officer and Director. Mr. Mattscheck joined us as Chief Executive Officer in April 2004. Prior to joining AGY, he served for seven years as President of St. Gobain Technical Fabrics. From 1989 to 1996, Mr. Mattscheck served as Senior Vice President of Surface Protection Industries, a high-end architectural paint and coatings business. From 1987 to 1989, Mr. Mattscheck managed an architectural products business for H.B. Fuller Company, a manufacturer of specialty chemicals. From 1982 to 1987, he held several positions for Schlegel Corp., including managing a construction products manufacturing business. Mr. Mattscheck holds a Bachelor of Science degree in Mechanical Engineering from Villanova University and a Masters of Business Administration from the University of Rochester.

Wayne T. Byrne, Chief Financial Officer. Mr. Byrne joined us as Chief Financial Officer in July 2007. Prior to joining AGY, Mr. Byrne was employed by EnPro, a publicly-held corporation engaged in the design, manufacture and marketing of engineering industrial products, where he served as Vice President and Controller since September 2004. From 2001 to 2004, Mr. Byrne served as Vice President of Finance and Information Technology at EnPro’s subsidiary, GGB LLC. Between 1998 and 2001, Mr. Byrne served as Vice President of Finance of Goodrich Corporation’s Quincy Compressor and AMI businesses. From 1996 until 1998, he was Vice President of Finance at Agri-Tech, Inc. Prior to 1996, Mr. Byrne held various management positions at BREED Technologies, Inc. and Harris Corporation. Mr. Byrne holds a Masters of Business Administration from the University of Florida and a Bachelors of Science degree from the University of Central Florida.

Jeffrey J. Davis, President and Chief Operating Officer. Mr. Davis joined us as Chief Operating Officer in September 2007 and was appointed President in October 2008. Mr. Davis joined AGY after a 21-year career at the General Electric Company, where most recently he was General Manager of the GE Sealants and Adhesives business unit. Mr. Davis’ prior experiences at GE span a variety of functional roles and GE businesses, including VP of Global Sales and Marketing at GE Quartz & Advanced Ceramics, Global Crystalline Polymers Business Leader at GE Plastics, Halogen Product General Manager at GE Lighting, Plant Manager at GE Control Products and Senior Audit Manager for GE’s Corporate Audit Staff. Mr. Davis holds a Masters of Business Administration from the University of Florida and a Bachelors of Science in Electrical Engineering from the Florida Institute of Technology.

Catherine A. Cuisson, Vice President, Finance and Corporate Controller. Ms. Cuisson has served as our Vice President of Finance and Corporate Controller since July 2007. Previously, she served as our Chief Financial Officer from 1999 until assuming her new position with the Company. Ms. Cuisson was transferred to the U.S. by Porcher Industries, our former majority owner, to organize and manage the financial operations of the newly formed joint venture with Owens Corning. Before joining us in early 1999, Ms Cuisson served as the Consolidation Manager and Corporate Controller of Porcher Industries, a textile weaver, for four years. Prior to joining Porcher Industries in late 1994, Ms. Cuisson was an Audit Manager for PricewaterhouseCoopers in Lyon, France from 1987 to 1994. Ms. Cuisson has been a French equivalent Certified Public Accountant since 1993. She obtained a Masters of Accounting and a Masters of Business Administration upon graduating from the Institut Commercial de Nancy, France.

Dennie Rexroad, Vice President of Operations. Mr. Rexroad joined us in January 2005 as Vice President of Operations after serving for three years as Vice President of Operations for The Cooley Group, a manufacturer of high performance engineered laminates and coated fabrics. Prior to working with The Cooley Group, Mr. Rexroad was the Plant Manager for Toray Plastics’ Polyolefin Operation for three years. From 1997 to 2000, he was the Director of Manufacturing for Toray Plastics’ polyester resin and film plants. Prior to joining Toray in 1992, Mr. Rexroad had a ten-year career with ICI Americas, which included an international assignment as Commissioning and Training Manager for the polyester films division at a greenfield site in Ibaraki, Japan. Mr. Rexroad holds a Bachelor of Science in Mechanical Engineering from Virginia Tech.

Drew Walker, Vice President of Sales and Marketing. Mr. Walker joined us in January 2005 as Vice President of Sales and Marketing. He has 18 years of experience in marketing consumer brands and business-to-business industrial products in various international commercial roles. Before joining us in January 2005, Mr. Walker served as Global Sales Director for SAPPI (South Africa Paper & Pulp Industries) High Performance Release Paper Division for the synthetic fabrics and decorative laminates markets for two years. Prior to joining SAPPI, he held several worldwide sales and marketing roles with Victrex plc, a manufacturer of high performance materials in the form of Thermoplastic PEEK (Polyetheretherketone) for the aerospace, automotive, semiconductor, medical and industrial markets based in Blackpool, England. Mr. Walker was educated at Sheffield University, England, receiving a Bachelor of Arts Honors Degree in Industrial Product Design.

Christopher Lacovara, Director. Mr. Lacovara is a member of our compensation committee. He has been a member of our Board of Directors since April 7, 2006. Mr. Lacovara is a Co-Managing Partner of Kohlberg & Company, L.L.C., which he joined in 1988. He is a member of the board of directors of Bauer Hockey, Centerplate, Inc., Critical Homecare Solutions, Inc., Central Parking Corporation, Concrete Technologies Worldwide, Inc., The Hoffmaster Group, Inc. Katy Industries, Inc., Kohlberg Capital Corporation, Niagara Corporation, Nielsen & Bainbridge, Inc., Packaging Dynamics Corporation, Pittsburgh Glass Works LLC., Stanadyne Corporation, SVP Holdings, Ltd., Trico Products Corporation and United States Infrastructure Corporation. Mr. Lacovara received an A.B. from Harvard College, a B.E.E.S. from Hofstra University and an M.S. from Columbia University.

Samuel P. Frieder, Director. Mr. Frieder is a member of our audit committee. He has been a member of our board of directors since April 7, 2006. Mr. Frieder is a Co-Managing Partner of Kohlberg & Company, L.L.C., which he joined in 1989. He is a member of the board of directors of Bauer Hockey, Centerplate, Inc., Central Parking Corporation, Critical Homecare Solutions, Inc., Concrete Technologies Worldwide, Inc., The Hoffmaster Group, Inc. Katy Industries, Inc., Kohlberg Capital Corporation, Niagara Corporation, Nielsen & Bainbridge, Inc., Packaging Dynamics Corporation, Pittsburgh Glass Works LLC., Stanadyne Corporation, SVP Holdings, Ltd., Trico Products Corporation and United States Infrastructure Corporation. Mr. Frieder received an A.B. from Harvard College.

Seth H. Hollander, Director. Mr. Hollander is a member of our compensation committee and our audit committee. He has been a member of our Board of Directors since April 7, 2006. Mr. Hollander is a Partner of Kohlberg & Company, L.L.C., which he joined in 2001. Prior to joining Kohlberg, Mr. Hollander was at Bear, Stearns & Co., Inc. in their Leveraged Finance Group. He is a member of the board of directors of Centerplate, Inc., Central Parking Corporation, Concrete Technologies Worldwide, Inc., The Hoffmaster Group, Stanadyne Corporation, Nielsen & Bainbridge, Inc. and Packaging Dynamics Inc. Mr. Hollander received a B.B.A. from the University of Michigan, Ann Arbor.

Corporate Governance

Our Board of Directors manages our business and affairs. Under a stockholder’s agreement among investment funds associated with our Sponsor and certain members of our management as part of the Acquisition, investment funds associated with our Sponsor are entitled to designate the members of our Board of Directors.

Code of Conduct

We currently maintain a written Code of Conduct that provides a statement regarding the Company’s expectations as to the legal and ethical nature of conduct of the Company’s directors, officers, employees and agents while acting on behalf of AGY. A copy of the Code of Business Ethics and Business Conduct is attached as an exhibit to this document.

Section 16(a) Compliance

There is no established public trading market for our common stock. We are a wholly-owned subsidiary of KAGY Holding Company, Inc., which holds all of our outstanding common stock. KAGY Holding Company, Inc. is a privately-held corporation.

Audit Committee

The audit committee selects our independent auditors and reviews the independence of such auditors, approves the scope of the annual audit activities of the independent auditors, approves the audit fee payable to the independent auditors and reviews such audit results with the independent auditors. The audit committee is currently composed of Seth H. Hollander and Samuel P. Frieder. Seth H. Hollander serves as our “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

For purposes of this discussion, our officers are defined as senior level executives of the Company responsible for developing and leading the execution of our strategies. We refer to our Chief Executive Officer, our Chief Financial Officer and our next four highly compensated executives of the Company as our “named executive officers.”

Objectives of Our Compensation Program

The Compensation Committee of our Board of Directors (the “committee”) seeks to use compensation to attract and retain qualified officers, to offer our officers incentives to continually improve both their personal and overall company performance, and to align the interests of our officers and our stockholders.

The committee sets targeted in-service compensation for our officers at or near the market median. This policy covers base salaries as well as the incentive awards that officers will receive if we meet annual business goals. Under this policy, if our performance exceeds our goals, our officers earn incentive awards above the median, resulting in total compensation in excess of the median. However, if we fail to meet our business goals, incentive compensation levels and, as a result, total compensation levels, would fall below the market median.

The committee generally believes “target” performance levels should be ones that represent significant performance improvements, and be levels that we will not easily achieve.

The committee has a policy of making variable compensation a significant component of each officer’s total compensation. The term “variable compensation” refers to amounts that vary in amount depending on performance — poor performance leads to little or no awards while superior performance leads to superior awards. Variable compensation generally consists of a combination of annual cash bonus opportunities and equity-based compensation. The policy of making variable compensation a significant portion of our officers’ total compensation is intended to implement a culture in which the officers know that their pay, to a large extent, depends on our performance and to reward superior Company performance.

The committee has a policy of using compensation to more closely align management’s interests with those of our shareholders. In an effort to achieve this, we systematically include some form of equity grant, or potential equity grant, as part of our compensation program at the time an officer’s employment commences. If our officers own shares of our common stock with values that are significant to them, we believe they will be more likely to act to maximize longer-term shareholder value instead of short-term gain. Officers currently have stock options that will become more valuable as the performance of the Company continues to improve on a year over year basis and certain options will only vest if we meet specified performance targets. In addition, the committee seeks to provide an incentive for officers to remain with the Company by imposing time vesting requirements on the options.

Finally, the committee aims to provide a package of non-cash benefits which are consistent with benefits provided by others in the industry and which are not tied to performance.

Elements of Compensation

Compensation for officers generally consists of cash compensation, including base salary and annual bonuses, equity participation, and various non-cash perquisites and benefits. The committee attempts to offer each officer a mix of fixed compensation, such as base salary, and variable compensation, such as bonus opportunity and equity based compensation, which strikes an appropriate balance between offering each officer a predictable level of baseline compensation and a personal incentive to improve company performance.

Base Salary

We pay each of our officers a base salary which is intended to give each of them a relatively secure baseline level of compensation which offers steady cash flow during the course of the year that is not contingent on short term variation in our performance. For 2008, the committee sought to set each officer’s base salary at or near the market median. The committee believes that paying competitive base salaries is required in order to attract and retain qualified officers.

Annual Bonus Opportunity

Payment of annual bonuses to our officers depends entirely on our corporate performance, though in certain instances the committee may modify the payment to reflect personal performance. The committee provides each officer with a bonus opportunity each year in an effort to give each officer a personal financial incentive to help us reach annual business goals.

For 2008, the annual performance plan bonus opportunity for all officers was linked to a goal for adjusted EBITDA. Adjusted EBITDA for this purpose is computed in the same manner as “Consolidated Cash Flow” under the terms of the indenture governing the notes, subject to certain further adjustments as determined by the committee. The committee set the performance goals and the corresponding bonus opportunities for officers after taking into account management’s recommendation.

The committee believes that offering meaningful bonus opportunities is required in order to attract and retain qualified officers, and to offer a personal incentive for them to improve company performance. Cash bonuses, as opposed to equity grants, are designed to more immediately reward annual performance against our key performance metrics.

Long-Term Incentives

The committee provided stock options for the named executive officers at the time of their commencement of service. These options vest based on a schedule that includes length of service and also achievement of selected adjusted EBITDA targets. In deciding how many options to grant a particular officer, the committee considers the responsibilities of such person’s position and his or her tenure with the Company.

The committee believes that offering equity-based compensation is required in order to attract and retain qualified officers, to offer a personal incentive for them to improve company performance and align the interests of our officers with our stockholders.

Perquisites and Other In-Service Benefits

Certain named executive officers are provided vehicles based on company guidelines and the Company pays for the related expenses. The CEO is offered a country club membership and supplemental life insurance policy that are paid by the Company.

Our officers also receive the following benefits, which we provide to all salaried employees as compensation for their services to us:

•	Group health, dental and life insurance, part of which we pay for;

•	Optional term, life and accidental death and disability and long-term disability insurance, the cost of which the employee pays;

•

We sponsor a 401(k) plan, under which each participant can defer into his 401(k) plan account a portion of his plan-eligible compensation, generally base salary, up to the annual limit set by the IRS and can then direct how his account will be invested. We match each participant’s deferrals under this plan, on a monthly basis at a rate of 50% up to the first 6% of compensation contributed by the participant. Our matching contributions are vested based on a three-year vesting schedule. In addition, the Company may elect to make a discretionary contribution to an individual’s 401(k) based on the Company’s achievement of certain financial metrics.

The committee believes that offering competitive benefits is required in order to attract and retain qualified officers and employees.

Change-In-Control Arrangements

In a situation involving a change in control of our Company, our officers would likely face a far greater risk of termination than the average salaried employee. To attract qualified individuals who could have other job alternatives that may appear to them to be less risky absent these arrangements, and to provide these individuals with an incentive to stay with us in the event of an actual or potential change in control, we have a severance plan in which our executive officers participate. We view this as an important part of a competitive compensation package.

The severance plan provides for the individual to continue employment for a specified period after a change in control, with the same responsibilities and authorities and generally the same benefits and compensation as he had immediately prior to the change in control (including average annual increases). The term “change in control” is defined in the severance plan to include various corporate transactions resulting in a change in ownership in the Company and would also include the election of a majority of the board of directors not nominated by the incumbent board of directors. If we or our successor were to terminate the individual’s employment during the one hundred and eighty (180) days prior to, or twelve months (12) following, a change of control or sale for reasons other than “cause”, or the individual voluntarily terminated his employment for a “good reason” (in each case as defined in the agreements) during that same period, he would be entitled to certain payments and other benefits.

Severance Policy

We have severance policies under which we provide other severance benefits to our officers. Specific details about these policies are described more fully below under “Potential Payments Upon Termination or Change of Control.” We maintain these severance policies because we believe that they are consistent with market compensation packages for officers and therefore an important component of a competitive compensation package.

Compensation Program Design and Tools

The Compensation Committee has used a number of tools in designing the compensation program for our officers and assessing practices within the industry, including corporate guidelines regarding compensation, studies of internal pay fairness, external market guidelines and benchmarks, and long-term compensation histories and tax and accounting rules

Compensation Committee Report

The following report of the Compensation Committee is included in accordance with the rules and regulations of the Securities and Exchange Commission. It is not incorporated by reference into any of our registration statements under the Securities Act of 1933, as amended.

Compensation Committee Report

The Committee has reviewed and discussed the Compensation Discussion and Analysis (CD&A) with management. Based upon the review and discussions, the Committee recommended to the Board of Directors, and the Board approved, that the CD&A be included in the Form 10-K for the year ended December 31, 2008.

Respectfully submitted on March 20, 2009 by the members of the Compensation Committee of the Board of Directors:

Christopher Lacovara Seth H. Hollander

Summary Compensation Table

The following table sets forth for certain compensation information for our named executive officers for 2008:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)	Options Awards ($) (2)	Non-Equity Incentive Plan Compensation ($) (3)	All Other Compensation ($) (4)(5)	Total ($)

Douglas Mattscheck Chief Executive Officer	2007	$332,441	$67,743	$500,000	$276,667	$183,507	$18,777	$1,379,135
	2008	$342,537	—	$500,000	$553,333	$344,078	$16,262	$1,756,210

Wayne Byrne Chief Financial Officer (6)	2007	$99,717	—	—	—	$44,035	$103,715	$247,468
	2008	$239,406	—	—	$133,700	$193,066	$107,961	$674,133

Catherine Cuisson, Vice President, Corporate Controller (7)	2007	$177,148	—	—	$138,333	$59,100	$12,198	$386,779
	2008	$182,463	—	—	$276,667	$111,794	$14,319	$585,243

Dennie Rexroad, Vice President, Operations	2007	$193,253	—	—	$83,000	$63,000	$5,223	$344,475
	2008	$197,882	—	—	$166,000	$120,055	$7,543	$491,480

Drew Walker Vice President, Sales and Marketing	2007	$182,516	—	—	$83,000	$60,449	$9,681	$335,646
	2008	$190,337	—	—	$166,000	$153,545	$10,335	$520,217

Jeffrey Davis (8) President and COO	2007	$80,814	—	—	—	$35,688	$2,076	$118,578
	2008	$269,067	—	—	$159,167	$222,836	$8,992	$660,062

(1)	The value of the stock awards was calculated using the option price of $10.00 per share, which is the exercise price on options that were granted contemporaneously with the restricted stock.
(2)	In 2008, both performance based and time based options vested for the participants. The value of the options awards was calculated based on the value of the option as of the grant date, multiplied by the number of shares awarded. In 2007, only time-based options vested for the participants. The value of the options awards was calculated based on the value of the option as of the grant date, multiplied by the number of shares awarded.
(3)	Non-equity incentive compensation for 2007 and 2008 was based on the achievement of certain financial performance goals. Additionally, in 2008 participants were awards also awarded a contribution to the 401(k) based on the achievement of financial performance goals.
(4)	Other compensation for fiscal year 2007 includes the following: (a) Mr. Mattscheck: $7,750 in 401K company match, $6,173 in car allowance, $2,801 in a company paid supplemental life insurance policy, and $2,052 in country club membership dues; (b) Mr. Byrne: $2,644 in 401K company match, $862 in car allowance, $100,000 relating to an employment agreement, and $210 in taxable life insurance; (c) Ms. Cuisson: $5,098 in 401K company match, $6,735 in car allowance, and $365 in taxable life insurance; (d) Mr. Rexroad: $4,616 in 401K company match and $607 in taxable life insurance; (e) Mr. Walker: $5,476 in 401K company match, $3,827 in car allowance, and $378 in taxable life insurance; and (f) Mr. Davis: $5,477 in 401K company match, $3,826 in car allowance, and $188 in taxable life insurance.
(5)	Other compensation for fiscal year 2008 includes the following: (a) Mr. Mattscheck: $7,750 in 401K company match, $6,757 in car allowance, and $1,755 in a company paid supplemental life insurance policy; (b) Mr. Byrne: $5,213 in 401K company match, $1,976 in car allowance, $100,000 relating to an employment agreement, and $772 in taxable life insurance; (c) Ms. Cuisson: $5,243 in 401K company match, $8,698 in car allowance, and $378 in taxable life insurance; (d) Mr. Rexroad: $5,936 in 401K company match, $984 in a car allowance, and $623 in taxable life insurance; (e) Mr. Walker: $5,710 in 401K company match, $4,228 in car allowance, $397 in taxable life insurance and $1,275 in a variable pension contribution into the 401K program; and (f) Mr. Davis: $1,625 in 401K company match, $263 in a car allowance, $188 in taxable life insurance and $1,541 in a variable pension contribution into the 401K program.
(6)	Mr. Byrne’s 2007 compensation information is based on his start date of July 31, 2007.

(7)	Ms. Cuisson served as our Chief Financial Officer from November 1, 1998 to July 30, 2007.
(8)	Mr. Davis’ 2007 compensation information is based on his start date of September 10, 2007.

Grants of Plan-Based Awards

The following table provides additional information about awards we granted in 2008 to the named officers under our 2009 annual performance bonus plans.

	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards
Name		Threshold ($)	Target ($)	Maximum ($)
Douglas Mattscheck	October 16, 2008	$17,253	$172,525	$345,050
Wayne Byrne	October 16, 2008	$9,635	$96,350	$192,700
Catherine Cuisson	October 16, 2008	$5,514	$55,140	$110,281
Dennie Rexroad	October 16, 2008	$5,969	$59,686	$119,372
Drew Walker	October 16, 2008	$7,800	$78,000	$156,000
Jeffrey Davis	October 16, 2008	$13,050	$130,500	$261,000

Outstanding Equity Awards at Fiscal Year-End

The next table provides information concerning unexercised options and stock awards for each named executive officer outstanding as of December 31, 2008. All option and stock awards are granted with respect to the common stock of KAGY Holding Company, Inc., our parent company.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Douglas Mattscheck(1)	200,000	200,000	$10.00	April 2016
Wayne Byrne(2)	35,000	70,000	$10.00	August 2017
Catherine Cuisson(3)	100,000	100,000	$10.00	April 2016
Dennie Rexroad(4)	60,000	60,000	$10.00	April 2016
Drew Walker(5)	60,000	60,000	$10.00	April 2016
Jeffrey Davis(6)	41,667	83,333	$10.00	September 2017

(1)	Includes 66,667 time-based stock options that vest on April 7, 2008, and the remaining represent performance-based stock options that vest upon a change of control or at the sole discretion of the Board of Directors.

(2)	Includes 35,000 time-based stock options that vest equally 50% on August 1, 2008 and 2009, and the remaining represent performance-based stock options that vest upon a change of control or at the sole discretion of the Board of Directors.

(3)	Includes 33,333 time-based stock options that vest on April 7, 2008, and the remaining represent performance-based stock options that vest upon a change of control or at the sole discretion of the Board of Directors.

(4)	Includes 20,000 time-based stock options that vest on April 7, 2008, and the remaining represent performance-based stock options that vest upon a change of control or at the sole discretion of the Board of Directors.

(5)	Includes 20,000 time-based stock options that vest on April 7, 2008, and the remaining represent performance-based stock options that vest upon a change of control or at the sole discretion of the Board of Directors.

(6)	Includes 41,666 time-based stock options that vest equally 50% on September 11, 2008 and 2009, and the remaining represent performance-based stock options that vest upon a change of control or at the sole discretion of the Board of Directors.

Option Exercises and Stock Vested

This table provides information about amounts the named executive officers realized in 2008 from equity awards.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Doug Mattscheck	—	—	50,000	$500,000	(1)

(1)	We have calculated this amount using the option price of $10.00 per share, which is the exercise price on options that were granted contemporaneously with the restricted stock.

Potential Payments Upon Termination or Change of Control

Pursuant to the terms of the applicable agreements and plans, set forth below is a description of the potential payments the named executive officers would receive if their employment was terminated.

Termination by the Company without Cause or by the Officer for Good Reason. If we terminate a named executive officer’s employment without cause, or if the officer terminates his or her employment other than for good reason, then:

•

the Company will pay the officer (i) a cash severance amount equal to twelve (12) months base salary in effect at the time of termination, to be paid in twelve (12) equal monthly installments; and (ii) an amount equal to the greater of (i) a pro rata portion of the annual bonus earned through the date of termination, or (ii) 30% of the maximum annual bonus, to be paid in twelve (12) equal monthly installments;

•

the Company will provide for continued coverage under health and dental benefits, at the Company’s expense, for a period ending on the earlier of (i) twelve months from the date of termination, or (ii) the date comparable coverage is obtained from a successor employer;

•	performance-based options vest on a pro rata basis through the termination date, time-based options immediately stop vesting and all unvested time-based options are forfeited.

Termination Preceding or Following a Change in Control or Sale of Business Transaction. If a named executive officer’s employment is terminated involuntary or for good cause one hundred and eighty (180) days prior to or twelve months (12) following a change of control or sale of the business, then:

•

the Company will pay the officer (i) a cash severance amount equal to twenty-four (24) months base salary in effect at the time of termination, to be paid in twenty-four (24) equal monthly installments; and (ii) an amount equal to the greater of (i) a pro rata portion of the annual bonus earned through the date of termination, or (ii) 30% of the maximum annual bonus, to be paid in twenty-four (24) equal monthly installments;

•

the Company will provide for continued coverage under health and dental benefits, at the Company’s expense, for a period ending on the earlier of (i) twenty-four (24) months from the date of termination, or (ii) the date comparable coverage is obtained from a successor employer;

•	All unvested options, performance or time based, granted to the officer immediately vest.

Termination by the Company for Cause or by the Officer without Good Reason. If the Company terminates a named executive officer’s employment for cause or the officer terminates employment without good reason, then:

•	the Company is not obligated to pay the officer any form of compensation other than amount of base salary earned through the date of termination; and

•	all unvested time and performance options are forfeited.

Disability or Death. If a named executive officer’s employment is terminated due to his or her disability or death, then:

•

the Company will pay the officer (or his or her beneficiary in the event of death) (i) a lump sum cash payment of all accrued compensation and (ii) an amount equal to the greater of (i) a pro rata portion of the annual bonus earned through the date of termination, or (ii) 30% of the maximum annual bonus, to be paid in twelve (12) equal monthly installments; and

•	performance-based options vest on a pro rata basis through the termination date; all time-based options immediately stop vesting and all unvested time-based options are forfeited.

In order to receive any of the above-described severance benefits, the named executive officers are required to execute a release of all claims against the Company.

The tables below reflect the amount of compensation payable to each of the named executive officers in the event of termination of such officer’s employment. The amounts shown assume that such termination was effective as of December 31, 2008, and thus includes amounts earned through such time and are estimates of the amounts which would be paid out to the officer upon his or her termination. The actual amounts to be paid, if any, can only be determined at the time of such officer’s separation from the Company.

Potential Termination Payments and Benefits for Termination Without Cause or for Good Reason

Name	Base Salary	Bonus Payment ($)(1)	Value of Stock Option ($)	Restricted Stock Awards ($)(2)	Benefits and Perquisites ($)(3)	Total ($)
Douglas Mattscheck	$345,050	$103,515			$15,086	$463,651
Wayne Byrne	$240,875	$57,810			$15,086	$313,771
Catherine Cuisson	$183,801	$33,084			$5,276	$222,161
Dennie Rexroad	$198,953	$35,812			$15,086	$249,851
Drew Walker	$195,000	$46,800			$15,086	$256,886
Jeffrey Davis	$290,000	$78,300			$15,086	$383,386

(1)	Bonus payment is calculated as 30% of the maximum payment under the non-equity incentive plan awards. The officer would be entitled to a pro rata portion of the annual bonus earned through the date of termination, if such amount were higher. No restricted stock was outstanding as of the reporting date.
(2)	No restricted stock was outstanding as of the reporting date.
(3)	The Company is required to provide continued coverage under health and dental benefits, at its expense, for a period ending on the earlier of (i) twelve months from the date of termination, or (ii) the date comparable coverage is obtained from a successor employer. The cost was calculated by multiplying the Company’s monthly COBRA rate by the maximum number of months for which benefits would be provided.

Potential Termination Payments and Benefits for Termination as a Result of Change of Control or Sale of the Business Transaction

Name	Base Salary	Bonus Payment ($)(1)	Value of Stock Option ($)	Restricted Stock Awards ($)(2)	Benefits and Perquisites ($)(3)	Total ($)
Douglas Mattscheck	$690,100	$103,515			$30,172	$823,787
Wayne Byrne	$481,750	$57,810			$30,172	$554,646
Catherine Cuisson	$367,602	$33,084			$10,552	$411,238
Dennie Rexroad	$397,906	$35,812			$30,172	$463,890
Drew Walker	$390,000	$46,800			$30,172	$466,972
Jeffrey Davis	$580,000	$78,300			$30,172	$688,472

(1)	Bonus payment is calculated as 30% of the maximum payment under the non-equity incentive plan awards. The officer would be entitled to a pro rata portion of the annual bonus earned through the date of termination, if such amount were higher.
(2)	No restricted stock was outstanding as of the reporting date.
(3)	The Company is required to provide continued coverage under health and dental benefits, at its expense, for a period ending on the earlier of (i) twenty-four months from the date of termination, or (ii) the date comparable coverage is obtained from a successor employer. The cost was calculated by multiplying the Company’s monthly COBRA rate by the maximum number of months for which benefits would be provided.

Potential Termination Payments and Benefits for Termination As a Result of Death or Disability

Name	Base Salary	Bonus Payment ($)(1)	Value of Stock Option ($)	Restricted Stock Awards ($)(2)	Benefits and Perquisites ($)	Total ($)
Douglas Mattscheck		$103,515				$103,515
Wayne Byrne		$57,810				$57,810
Catherine Cuisson		$33,084				$33,084
Dennie Rexroad		$35,812				$35,812
Drew Walker		$46,800				$46,800
Jeffrey Davis		$78,300				$78,300

(1)	Bonus payment is calculated as 30% of the maximum payment under the non-equity incentive plan awards. The officer would be entitled to a pro rata portion of the annual bonus earned through the date of termination, if such amount were higher.
(2)	No restricted stock was outstanding as of the reporting date.

Director Compensation

Our Board of Directors did not receive direct compensation from the Company relative to their participation on our Board for the year ended December 31, 2008.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Ownership

All of the outstanding shares of our issued and outstanding common stock are held by Holdings. The table below presents information regarding beneficial ownership of the equity securities of Holdings as of March 20, 2009 by each person who is known by us to beneficially own more than 5% of the equity securities of Holdings, by each of our directors, by each of our executive officers, and by all of our directors and executive officers as a group.

As of March 20, 2009, Holdings had 9,789,000 shares of common stock outstanding. The number of shares of common stock outstanding used in calculating the percentage for each listed person includes the shares of common stock underlying options beneficially owned by that person that are exercisable within 60 days following March 20, 2009. Notwithstanding the beneficial ownership of common stock presented below, various stockholder agreements govern the stockholders’ exercise of their voting rights with respect to the election of directors and certain other material events. The parties to these stockholders agreements have agreed to vote their shares to elect the board of directors as set forth therein. See “Certain Relationships and Related Party Transactions.”

Except as described in the agreements mentioned above or as otherwise indicated in a footnote, each of the beneficial owners listed has, to our knowledge, sole voting and investment power with respect to the indicated shares of common stock. Unless otherwise indicated in a footnote, the address for each individual listed below is c/o AGY Holding Corp., 2556 Wagener Road, Aiken, South Carolina, 29801.

Name and Address	Shares of Common Stock	Percent of Common Stock
Investment funds associated with Kohlberg & Company, LLC(1)	9,250,000	87.38%
Douglas Mattscheck (2)	466,667	4.41%
Wayne Byrne (3)	35,000		*
Catherine Cuisson (4)	153,333	1.45%
Dennie Rexroad (5)	101,000		*
Drew Walker (6)	101,000		*
Christopher Lacovara (7)	—	—
Samuel Frieder (7)	—	—
Seth Hollander (7)	—	—
Jeffrey Davis (8)	41,667		*
All directors and executive officers as a group (9 people)	898,667	8.49%

*	indicates less than 1% of common stock
(1)	Includes 4,881,991 shares owned by Kohlberg Investors V, LP (“Kohlberg V”), 3,550,555 shares owned by Kohlberg TE Investors V, LP (“Kohlberg TE V”), 490,510 shares owned by Kohlberg Partners V (“Partners V”) and 327,016 shares owned by Kohlberg Offshore Investors V, LP (“Offshore V”). Kohlberg Management V, LLC is the general partner of each of Kohlberg V, Kohlberg TE V, Partners V and Offshore V and is affiliated with Kohlberg & Company, LLC. The address of each of the entities described in this footnote (1) is 111 Radio Circle Mount Kisco, NY 10549.
(2)	Includes 266,667 shares which Mr. Mattscheck has the right to acquire within 60 days of March 20, 2009 by exercising stock options.
(3)	Includes 35,000 shares which Mr. Byrne has the right to acquire within 60 days of March 20, 2009 by exercising stock options.
(4)	Includes 133,333 shares which Ms. Cuisson has the right to acquire within 60 days of March 20, 2009 by exercising stock options.
(5)	Includes 80,000 shares which Mr. Rexroad has the right to acquire within 60 days of March 20, 2009 by exercising stock options.
(6)	Includes 80,000 shares which Mr. Walker has the right to acquire within 60 days of March 20, 2009 by exercising stock options.

(7)	Christopher Lacovara, Samuel Frieder, and Seth Hollander each own membership interests in Kohlberg Management V, L.L.C., which is the general partner of the various investment funds that own shares as described in footnote (1) above.
(8)	Includes 41,667 shares which Mr. Davis has the right to acquire within 60 days of March 20, 2009 by exercising stock options

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes the securities authorized for issuance as of December 31, 2008 under our KAGY 2006 Stock Option Plan, the number of shares of our common stock issuable upon the exercise of outstanding options, the weighted average exercise price of such options and the number of additional shares of our common stock still authorized for issuance under such plans. The KAGY Stock Option Plan has been approved by our shareholders.

	(a)	(b)	(c)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
KAGY 2006 Stock Option Plan	1,310,000	$4.09	25,000

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Pursuant to our Conflicts of Interest Policy, our executive officers and certain other employees who have, or whose immediate family members have, any financial interest in an entity that engages in business with the Company or competes with the Company are required to report to us this financial interest. If the Company considers the financial interest to be in conflict with the Company's best interests, the Company may require divestiture of the interest. However, under the Company's bylaws, a contract or transaction between the Company and one or more of its directors or officers, or between the Company and any other corporation, partnership, association, or other organization in which one or more of the Company’s directors or officers are directors or officers, or have a financial interest will not be voidable solely because of such relationship or interest if (i) the Board is aware of such relationship or interest and a majority of the disinterested directors approves the contract or transaction in good faith, (ii) the stockholders entitled to vote on the contract or transaction are aware of such relationship or interest and approve the contract or transaction in good faith or (iii) the contract or transaction is fair as to the Company as of the time it is authorized, approved or ratified, by the Board, a committee or the stockholders.

Stockholders Agreement

We have entered into a stockholders agreement with Holdings and the stockholders of Holdings, including investment funds associated with our Sponsor and certain members of our management. Future stockholders may also be required to become parties to the agreement. The stockholders agreement contains agreements among the parties with respect to the election of our directors and the directors of Holdings, restrictions on the issuance of shares (including certain participation rights), restrictions on the transfer of shares (including tag-along rights, drag-along rights and a right of first offer) and other special corporate governance provisions (including the right of our Sponsor and its affiliates to approve various corporate actions).

Registration Rights Agreement

We have entered into a registration rights agreement with Holdings and the stockholders of Holdings, including investment funds associated with our Sponsor and certain members of our management. The registration rights agreement contains customary demand and piggyback registration rights. The agreement also requires Holdings and us to indemnify each holder of registrable securities and certain of their affiliates from liability arising from any violation of the securities laws by Holdings or us or any material misstatements or omissions made by Holdings or us in connection with a public offering.

Management Agreement

We have entered into a management agreement with Holdings and our Sponsor pursuant to which our Sponsor will provide management and other advisory services to us. In consideration for ongoing management and other advisory services, the management agreement requires us to pay our Sponsor an annual management fee of $750,000 and to reimburse our Sponsor for out-of-pocket expenses incurred in connection with its services. The management agreement also provides that our Sponsor will receive transaction fees in connection with certain subsequent financings and acquisition transactions. The management agreement includes customary indemnification provisions in favor of our Sponsor and its affiliates.

Director Independence

AGY Holding Corp. is a privately held corporation. None of our directors meets the standards for “independent directors” of a national stock exchange.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

For the fiscal years ended December 31, 2008 and December 31, 2007, Deloitte & Touche LLP, and its affiliates, the Company’s independent registered public accounting firm and principal accountant, billed the fees set forth below (in thousands).

	Year Ended December 31, 2008	Year Ended December 31, 2007
Audit Fees (1)	$647,720	$167,795
Audit-Related Fees (2)	—	—
Tax Fees (3)	$184,072	$211,250
All Other Fees (4)	—	—
Total Fees	$831,792	$379,045

(1)	Audit Fees billed in the fiscal years ended December 31, 2008 and 2007 represented fees for the following services: the audit of the Company’s annual financial statements, reviews of the Company’s quarterly financial statements, and other services normally provided in connection with statutory and regulatory filings.
(2)	The Company did not incur any “Audit-Related Fees” in the fiscal years ended December 31, 2008 and 2007.
(3)	Tax Fees billed in the fiscal years ended December 31, 2008 and 2007 represent fees for the tax services related to the federal and state tax filings.
(4)	The Company did not incur any “All Other Fees” in the fiscal years ended December 31, 2008 and 2007 with its principal independent registered accounting firm.

The audit committee was formed on July 20, 2006. All audit and non-audit services performed after such date have been pre-approved by the audit committee.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements

The financial statements are filed as part of this Annual Report on Form 10-K under Item 8 – “Financial Statements.”

(b)	Financial Statement Schedules

Financial statement schedules have been omitted because they are either not required, not applicable, or the information is presented in the consolidated financial statements and the notes thereto in Item 8 above.

(c)	Exhibits

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of AGY Holding Corp. (incorporated by reference to Exhibit 3.1 of Form S-4 (File No. 333-150749) filed May 8, 2008)

3.2	By-laws of AGY Holding Corp. (incorporated by reference to Exhibit 3.2 of Form S-4 (File No. 333-150749) filed May 8, 2008)

3.3	Certificate of Formation of AGY Aiken LLC (incorporated by reference to Exhibit 3.1 of Form S-4 (File No. 333-150749) filed May 8, 2008)

3.4	Limited Liability Company Agreement of AGY Aiken LLC (incorporated by reference to Exhibit 3.1 of Form S-4 (File No. 333-150749) filed May 8, 2008)

3.5	Certificate of Formation of AGY Huntingdon LLC (incorporated by reference to Exhibit 3.1 of Form S-4 (File No. 333-150749) filed May 8, 2008)

3.6	Limited Liability Company Agreement of AGY Huntingdon LLC (incorporated by reference to Exhibit 3.1 of Form S-4 (File No. 333-150749) filed May 8, 2008)

4.1	Indenture, dated as of October 25, 2006 among AGY Holding Corp., AGY Aiken LLC, AGY Huntingdon LLC, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 3.1 of Form S-4 (File No. 333-150749) filed May 8, 2008)

4.2	First Supplemental Indenture dated as of March 28, 2008 by and among AGY Holding Corp., AGY Aiken LLC, AGY Huntingdon LLC, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 3.1 of Form S-4 (File No. 333-150749) filed May 8, 2008)

4.3	Registration Rights Agreement dated as of October 25, 2006 by and among AGY Holding Corp., AGY Aiken LLC, AGY Huntingdon LLC and UBS Securities LLC (incorporated by reference to Exhibit 3.1 of Form S-4 (File No. 333-150749) filed May 8, 2008)

4.4	Form of 11% Senior Second Lien Notes due 2014 (incorporated by reference to Exhibit 3.1 of Form S-4 (File No. 333-150749) filed May 8, 2008)

4.5	Security Agreement dated as of October 25, 2006 among AGY Holding Corp., AGY Aiken LLC, AGY Huntingdon LLC, and U.S. Bank National Association, as collateral agent (incorporated by reference to Exhibit 3.1 of Form S-4 (File No. 333-150749) filed May 8, 2008)

10.1	Credit Agreement, dated as of October 25, 2006 by and among AGY Holding Corp., AGY Aiken LLC, AGY Huntingdon LLC, KAGY Holding Company, Inc., UBS Securities LLC, UBS Loan Finance LLC, UBS AG, Stamford Branch, as administrative and collateral agent on behalf of the lenders, and the lenders party thereto (incorporated by reference to Exhibit 3.1 of Form S-4 (File No. 333-150749) filed May 8, 2008)

10.2	Amendment No. 1 dated as of December 12, 2006 by and among AGY Holding Corp., Aiken LLC, AGY Huntingdon LLC, KAGY Holding Company, Inc., UBS Securities LLC, UBS Loan Finance LLC, UBS AG, Stamford Branch, as administrative and collateral agent on behalf of the lenders, and the lenders party thereto (incorporated by reference to Exhibit 3.1 of Form S-4 (File No. 333-150749) filed May 8, 2008)

10.3	Amendment No. 2 and Consent dated as of March 14, 2008 by and among AGY Holding Corp., Aiken LLC, AGY Huntingdon LLC, KAGY Holding Company, Inc., UBS AG, Stamford Branch, as administrative and collateral agent on behalf of the lenders, and the lenders party thereto (incorporated by reference to Exhibit 3.1 of Form S-4 (File No. 333-150749) filed May 8, 2008)

10.4	Amended and Restated Non-Compete Agreement, dated as of September 16, 2003, among Owens Corning and Advanced Glassfiber Yarns, LLC (incorporated by reference to Exhibit 3.1 of Form S-4 (File No. 333-150749) filed May 8, 2008)

10.5	Security Agreement dated as of October 25, 2006, among AGY Holding Corp., AGY Aiken LLC, AGY Huntingdon LLC, KAGY Holding Company, Inc., and UBS AG, Stamford Branch, as collateral agent (incorporated by reference to Exhibit 3.1 of Form S-4 (File No. 333-150749) filed May 8, 2008)

10.6	Intercreditor Agreement, dated as of October 25, 2006 among AGY Holding Corp., AGY Aiken LLC, AGY Huntingdon LLC, UBS AG, Stamford Branch as administrative and collateral agent on behalf of the first lien lenders, U.S. Bank National Association, as trustee and collateral agent on behalf of the second lien lenders, and The Bank of Nova Scotia (incorporated by reference to Exhibit 3.1 of Form S-4 (File No. 333-150749) filed May 8, 2008)

10.7	First Amendment to the Intercreditor Agreement dated as of March 28, 2008 among AGY Holding Corp., AGY Aiken LLC, AGY Huntingdon LLC, UBS AG, Stamford Branch, as administrative agent and collateral agent on behalf of the first lien lenders, U.S. Bank National Association, as trustee and collateral agent on behalf of the second lien lenders, and The Bank of Nova Scotia (incorporated by reference to Exhibit 3.1 of Form S-4 (File No. 333-150749) filed May 8, 2008)

10.8	Intercreditor Agreement dated as of October 25, 2006 among AGY Holding Corp., AGY Aiken LLC, AGY Huntingdon LLC, KAGY Holding Company, Inc., UBS AG, Stamford Branch, collateral agent, and U.S. Bank National Association, as trustee and noteholder collateral agent (incorporated by reference to Exhibit 3.1 of Form S-4 (File No. 333-150749) filed May 8, 2008)

10.9	Consignment Agreement, dated as of August 25, 2005, among AGY Holding Corp., AGY Aiken LLC, AGY Huntingdon LLC and Fleet Precious Metals, Inc. (incorporated by reference to Exhibit 3.1 of Form S-4 (File No. 333-150749) filed May 8, 2008)

10.10	First Amendment to Consignment Agreement dated as of April 7, 2006 by and among Bank of America, N.A., as consignor, and AGY Holding Corp., AGY Aiken LLC and AGY Huntingdon LLC (incorporated by reference to Exhibit 3.1 of Form S-4 (File No. 333-150749) filed May 8, 2008)

10.11	Second Amendment to Consignment Agreement dated as of April 21, 2006 by and among Bank of America, N.A., as consignor, and AGY Holding Corp., AGY Aiken LLC and AGY Huntingdon LLC (incorporated by reference to Exhibit 3.1 of Form S-4 (File No. 333-150749) filed May 8, 2008)

10.12	Third Amendment to Consignment Agreement dated as of October 25, 2006 by and among The Bank of Nova Scotia, as consignor, and AGY Holding Corp., AGY Aiken LLC and AGY Huntingdon LLC (incorporated by reference to Exhibit 3.1 of Form S-4 (File No. 333-150749) filed May 8, 2008)

10.13	Fourth Amendment to Consignment Agreement dated as of September 14, 2007 by and among The Bank of Nova Scotia, as consignor, and AGY Holding Corp., AGY Aiken LLC and AGY Huntingdon LLC (incorporated by reference to Exhibit 3.1 of Form S-4 (File No. 333-150749) filed May 8, 2008)

10.14	Fifth Amendment to Consignment Agreement dated as of March 28, 2008 by and among The Bank of Nova Scotia, as consignor, and AGY Holding Corp., AGY Aiken LLC and AGY Huntingdon LLC (incorporated by reference to Exhibit 3.1 of Form S-4 (File No. 333-150749) filed May 8, 2008)

10.15	Management Agreement dated as of April 7, 2006 by and among KAGY Holding Company, Inc., AGY Holding Corp., as successor by merger to KAGY Acquisition Corp., and Kohlberg & Company, LLC (incorporated by reference to Exhibit 3.1 of Form S-4 (File No. 333-150749) filed May 8, 2008)

10.16	Form of Stockholders Agreement dated as of April 7, 2006 by and among KAGY Holding Company, Inc., AGY Holding Corp., as successor by merger to KAGY Acquisition Corp., and certain stockholders of KAGY Holdings Corp. party thereto (incorporated by reference to Exhibit 3.1 of Form S-4 (File No. 333-150749) filed May 8, 2008)

10.17	Form of Registration Rights Agreement dated as of April 7, 2006 by and among KAGY Holding Company, Inc., AGY Holding Corp., as successor by merger to KAGY Acquisition Corp., and certain stockholders of KAGY Holdings Corp. party thereto (incorporated by reference to Exhibit 3.1 of Form S-4 (File No. 333-150749) filed May 8, 2008)

10.18	Amended and Restated Employment Agreement dated effective as of April 7, 2006 by and between KAGY Holding Company, Inc., AGY Holding Corp. and Douglas J. Mattscheck (incorporated by reference to Exhibit 3.1 of Form S-4 (File No. 333-150749) filed May 8, 2008)*

10.19	Employment Offer Letter dated as of June 7, 2007 between AGY Holding Corp. and Wayne Byrne (incorporated by reference to Exhibit 3.1 of Form S-4 (File No. 333-150749) filed May 8, 2008)*

10.20	Employment Agreement dated effective as of April 7, 2006 by and between KAGY Holding Company, Inc., AGY Holding Corp. and Catherine Cuisson (incorporated by reference to Exhibit 3.1 of Form S-4 (File No. 333-150749) filed May 8, 2008)*

10.21	Employment Offer Letter dated as of December 8, 2004 between AGY Holding Corp. and Dennis Rexroad (incorporated by reference to Exhibit 3.1 of Form S-4 (File No. 333-150749) filed May 8, 2008)*

10.22	First Amendment to Employment Offer Letter dated effective as of April 7, 2006 by and between KAGY Holding Company, Inc., AGY Holding Corp. and Dennis Rexroad (incorporated by reference to Exhibit 3.1 of Form S-4 (File No. 333-150749) filed May 8, 2008)*

10.23	Employment Offer Letter dated as of December 10, 2004 between AGY Holding Corp. and Drew Walker (incorporated by reference to Exhibit 3.1 of Form S-4 (File No. 333-150749) filed May 8, 2008)*

10.24	First Amendment to Employment Offer Letter dated effective as of April 7, 2006 by and between KAGY Holding Company, Inc., AGY Holding Corp. and Drew Walker (incorporated by reference to Exhibit 3.1 of Form S-4 (File No. 333-150749) filed May 8, 2008)*

10.25	Employment Offer Letter dated as of June 7, 2007 by and between KAGY Holdings, Inc. and Jeffrey J. Davis (incorporated by reference to Exhibit 3.1 of Form S-4 (File No. 333-150749) filed May 8, 2008)*

10.26	KAGY Holding Company, Inc. Severance Plan adopted as of April 7, 2006 (incorporated by reference to Exhibit 3.1 of Form S-4 (File No. 333-150749) filed May 8, 2008)*

10.27	KAGY Holding Company, Inc. 2006 Stock Option Plan (incorporated by reference to Exhibit 3.1 of Form S-4 (File No. 333-150749) filed May 8, 2008)*

10.28	Form of Stock Option Grant under the KAGY Holding Company, Inc. 2006 Stock Option Plan (incorporated by reference to Exhibit 3.1 of Form S-4 (File No. 333-150749) filed May 8, 2008)*

10.29	Amended and Restated Supply Agreement, dated as of May 1, 2006, between Nouveau Verre Holdings LLC, Porcher Industries, S.A., BGF Industries, Inc., Chavanoz S.A., Shanghai – Porcher Industries, Souvoutri S.A., Fothergill P.L.C., The Other Affiliates of Porcher, and AGY Holdings Corp (incorporated by reference to Exhibit 3.1 of Form S-4 (File No. 333-150749) filed May 8, 2008)

10.30	Amended and Restated Alloy Services Agreement, dated as of September 16, 2003, by and between Advanced Glassfiber Yarns LLC and Owens Corning (incorporated by reference to Exhibit 3.1 of Form S-4 (File No. 333-150749) filed May 8, 2008)

10.31	Amendment No. 1 to Amended and Restated Alloy Services Agreement, dated as of November 26, 2006, by and between AGY Holding Corp., as successor-in-interest to Advanced Glassfiber Yarns LLC, and Owens Corning (incorporated by reference to Exhibit 3.1 of Form S-4 (File No. 333-150749) filed May 8, 2008)

10.32	Amendment No. 2 to Amended and Restated Alloy Services Agreement, dated as of October 26, 2007, by and between AGY Holding Corp., as successor-in-interest to Advanced Glassfiber Yarns LLC, and Owens Corning (incorporated by reference to Exhibit 3.1 of Form S-4 (File No. 333-150749) filed May 8, 2008)

10.33	Master Lease Agreement dated as of October 24, 2008 between AGY Holding Corp. and DB Energy Trading LLC. ‡**

10.34	Sale and Purchase Agreement by and among Grace Technology Investment Co., Ltd., Grace THW Holding Limited, and AGY (Cayman) dated as of March 12, 2009. ‡

10.35	Framework Agreement by and among Grace THW Holding Limited, Grace Technology Investment Co., Ltd., AGY Holding Corp., AGY (Cayman), Main Union Industrial Ltd., and Shanghai Grace Technology Co., Ltd., dated as of March 12, 2009. ‡

14.1	Code of Business Ethics and Business Conduct ‡

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer ‡

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer and Principal Accounting Officer ‡

32.1	Section 1350 Certification of Principal Executive Officer ‡

32.2	Section 1350 Certification of Principal Financial Officer and Principal Accounting Officer ‡

*	Management contract.
‡	Filed herewith.
**	Confidential treatment has been requested as to certain portions of the document, which portions have been omitted and filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Aiken, State of South Carolina, on the 25th the day of March, 2009.

AGY HOLDING CORP.
(Registrant)

By:	/s/ Douglas J. Mattscheck
Name:	Douglas J. Mattscheck
Title:	Chief Executive Officer

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the date indicated below.

Signature	Title	Date
/s/ Douglas J. Mattscheck	Chief Executive Officer and Director	March 25, 2009
Douglas J. Mattscheck	(Principal Executive Officer)

/s/ Wayne T. Byrne	Chief Financial Officer	March 25, 2009
Wayne T. Byrne	(Principal Financial and Accounting Officer)

/s/ Christopher Lacovara	Director	March 25, 2009
Christopher Lacovara

/s/ Samuel P. Frieder	Director	March 25, 2009
Samuel P. Frieder

/s/ Seth H. Hollander	Director	March 25, 2009
Seth H. Hollander

AGY HOLDING CORP. AND SUBSIDIARIES

Index to Financial Statements

Audited Financial Statements	Page

Report of Independent Registered Public Accounting Firm with respect to the Consolidated Financial Statements as of and for the Years Ended December 31, 2008 and 2007	F-2

Consolidated Financial Statements as of and for the Years Ended December 31, 2008 and 2007:

• Balance Sheets	F-3

• Statements of Operations	F-4

• Statements of Changes in Shareholder’s Equity	F-5

• Statements of Cash Flows	F-6

• Notes to the Consolidated Financial Statements	F-7

Report of Independent Registered Public Accounting Firm with respect to the Consolidated Financial Statements as of December 31, 2006 and for the Period from April 7, 2006 through December 31, 2006 (Successor Company) and January 1, 2006 through April 6, 2006 (Predecessor Company)	F-28

Consolidated Financial Statements as of December 31, 2006 and for the Period from April 7, 2006 through December 31, 2006 (Successor Company) and January 1, 2006 through April 6, 2006 (Predecessor Company):

• Balance Sheet	F-29

• Statements of Operations	F-30

• Statements of Changes in Shareholder’s Equity	F-31

• Statements of Cash Flows	F-32

• Notes to the Consolidated Financial Statements	F-33

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of

AGY Holding Corp. and Subsidiaries

Aiken, SC

We have audited the accompanying consolidated balance sheets of AGY Holding Corp. and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in shareholder’s equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Greenville, South Carolina

March 20, 2009

AGY Holding Corp. And Subsidiaries

Consolidated Balance Sheets

As of December 31, 2008 and 2007

(Dollars in thousands except share and per share amounts)

	December 31, 2008	December 31, 2007
Assets
Current assets:
Cash	$4,760	$5,204
Restricted cash	1,239	1,217
Trade accounts receivables, less allowances of $3,604 and $3,842 at December 31, 2008 and 2007, respectively	14,023	16,717
Inventories, net	39,992	32,427
Deferred tax assets	6,708	11,392
Other current assets	2,115	2,435

Total current assets	68,837	69,392
Property, plant and equipment, and alloy metals, net	178,880	163,054
Intangible assets, net	21,453	24,034
Goodwill	84,992	85,457
Other assets	1,325	213

TOTAL	$355,487	$342,150

Liabilities and Shareholder’s Equity
Current liabilities:
Accounts payable	$9,494	$10,939
Accrued liabilities	17,662	17,468
Current portion of long-term debt and capital lease obligations	—	1,246

Total current liabilities	27,156	29,653
Long-term debt	191,400	175,000
Pension and other employee benefit plans	10,917	11,250
Deferred tax liabilities	27,709	30,207

Total liabilities	257,182	246,110

Commitments and contingencies
Shareholder’s equity:
Common stock, $.0001 par value per share; 5,000,000 shares authorized; 1,291,667 shares issued and outstanding	—	—
Additional paid-in capital	101,729	100,102
Accumulated deficit	(4,047)	(4,217)
Accumulated other comprehensive income	623	155

Total shareholder’s equity	98,305	96,040

TOTAL	$355,487	$342,150

The accompanying notes are an integral part of the consolidated financial statements.

AGY Holding Corp. And Subsidiaries

Consolidated Statements of Operations

For the Years Ended December 31, 2008 and 2007

(Dollars in thousands)

	2008	2007
Net sales	$236,487	$184,371
Cost of goods sold	190,154	146,468

Gross profit	46,333	37,903
Selling, general and administrative expenses	20,237	17,439
Amortization of intangible assets	1,858	1,676
Other operating income, net	208	204

Income from operations	24,446	18,992
Other (expense) income:
Interest expense	(23,086)	(20,119)
Other income, net	79	151

Income (loss) before income tax (expense) benefit	1,439	(976)
Income tax (expense) benefit	(1,269)	334

Net income (loss)	$170	$(642)

The accompanying notes are an integral part of the consolidated financial statements.

AGY Holding Corp. And Subsidiaries

Consolidated Statements of Changes in Shareholder’s Equity

For the Years Ended December 31, 2008 and 2007

(Dollars in thousands except share and per share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholder’s Equity
	Shares	Amount
BALANCE — December 31, 2006	1,291,667	$—	$98,802	$(3,568)	$139	$95,373

Comprehensive loss:
Net loss	—	—	—	(642)	—	(642)
Foreign currency translation adjustment	—	—	—	—	(4)	(4)
Pension and other postretirement benefit plans — net of tax of $123	—	—	—	—	(204)	(204)

Total comprehensive loss	—	—	—	(642)	(208)	(850)

Stock compensation	—	—	1,300	—	—	1,300
Effect of adopting SFAS No. 158 — net of tax of $136	—	—	—	—	224	224
Effect of adopting FIN No. 48 — net of tax of $2	—	—	—	(7)	—	(7)

BALANCE — December 31, 2007	1,291,667	$—	$100,102	$(4,217)	$155	$96,040

Comprehensive income:
Net income	—	—	—	170	—	170
Foreign currency translation adjustment	—	—	—	—	20	20
Pension and other postretirement benefit plans — net of tax of $282	—	—	—	—	448	448

Total comprehensive income	—	—	—	170	468	638

Stock compensation	—	—	1,627	—	—	1,627

BALANCE — December 31, 2008	1,291,667	$—	$101,729	$(4,047)	$623	$98,305

The accompanying notes are an integral part of the consolidated financial statements.

AGY Holding Corp. And Subsidiaries

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2008 and 2007

(Dollars in thousands)

	2008	2007
Cash flows from operating activities:
Net income (loss)	$170	$(642)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	10,844	10,958
Alloy metals depletion, net	12,373	6,960
Amortization of debt issuance costs	723	665
Amortization of intangibles with definite lives	1,858	1,676
Gain on sale or disposal of assets	(635)	(109)
Stock compensation	1,627	1,300
Deferred income tax expense (benefit)	1,068	(438)
Changes in assets and liabilities (net of assets acquired):
Trade accounts receivable	2,694	(444)
Inventories	(7,565)	31
Other assets	406	865
Accounts payable	(2,226)	4,702
Accrued and other liabilities	1,123	1,718
Pension and other employee benefit plans	115	(1,278)

Net cash provided by operating activities	22,575	25,964

Cash flows from investing activities:
Purchases of property and equipment and alloy metals	(40,598)	(14,356)
Reimbursement of (payment for) acquisition of Continuous Filament Mat (“CFM”) business	2,300	(7,280)
Proceeds from the sale of assets	1,326	264
Increase in restricted cash	(22)	(60)
Other investing activities	(1,098)	85

Net cash used in investing activities	(38,092)	(21,347)

Cash flows from financing activities:
Payments on capital leases	(1,246)	(944)
Proceeds from Revolving Credit Facility borrowings	94,200	11,000
Repayments of Revolving Credit Facility borrowings	(77,800)	(11,000)
Debt issuance costs and other	(100)	(44)

Net cash provided by (used in) financing activities	15,054	(988)

Effect of exchange rate changes on cash	19	(5)
Net (decrease) increase in cash	(444)	3,624
Cash, beginning of period	5,204	1,580

Cash, end of period	$4,760	$5,204

Supplemental disclosures of cash flow information:
Cash paid for interest	$22,357	$20,645

Cash paid for income taxes	$488	$178

Supplemental disclosures of noncash financing/investing activities
Increase (decrease) in minimum pension liability adjustment	$(187)	$204

Construction in-progress included in accounts payable	$1,486	$705

The accompanying notes are an integral part of the consolidated financial statements.

AGY HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

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

On April 7, 2006, all of the outstanding stock of AGY was acquired by KAGY Holding Company, Inc. (“Holdings”) in exchange for approximately $271,000 consideration (approximately $275,500, including acquisition-related costs and adjustments). This transaction (the “Acquisition”) and the related expenses and fees, including approximately $5,300 in deferred financing fees, were financed by a combination of approximately $98,000 in equity contribution and $185,000 in debt financing. As a result of the Acquisition, Holdings was required to apply purchase accounting to its financial statements in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations. Under SFAS No. 141, Holdings allocated the purchase price to the assets acquired and liabilities assumed based on their estimated fair values at the date of the Acquisition. Accordingly, all assets and liabilities have been recorded at their fair value as of April 7, 2006. All of the purchase accounting adjustments at Holdings have been pushed down to the consolidated financial statements of the Company. The consolidated balance sheet and related information at December 31, 2008 reflect final purchase accounting estimates, including a $2,413 reduction in goodwill resulting from finalization of the valuation.

As discussed in Note 3, in 2007, the Company acquired the North American Continuous Filament Mat (“CFM”) business of Owens Corning America.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation — The business is conducted through AGY Holding Corp. and its three wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Cash — The Company considers cash on hand, cash deposited in financial institutions, and money market accounts with maturities of less than 90 days at date of purchase to be cash and cash equivalents. These are stated at cost, which approximates market value. At December 31, 2008 and 2007, the Company had no cash equivalents.

Restricted Cash — As of December 31, 2008 and 2007, the Company had approximately $1,239 and $1,217 in restricted cash, respectively, which represented funds set aside in escrow for potential payments to be made for disputed and allowed claims, resulting from the Company, under prior ownership, emerging from bankruptcy in April 2004.

Revenue Recognition — Revenues are recognized in accordance with Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition. Under SAB No. 104, product revenues are recognized when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed and determinable, and collectibility is reasonably assured. Most of the Company’s revenues are recognized upon shipment to customers or upon usage notification for customers on consignment. Revenues are recorded net of various customer rebates, product returns, and cash discounts totaling $17,240 and $7,364 in 2008 and 2007, respectively.

Segment Information — SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, requires companies to report certain information about operating segments in its financial statements. SFAS No. 131 also requires that companies report certain information about their products and services, the geographic areas in which they operate, and their major customers. The Company operates in one business segment that manufactures glassfiber yarns and specialty materials that are used in a variety of industrial and commercial applications.

Of the Company’s total assets, approximately 99% are located in the United States.

Net sales by geographic area are as follows:

	2008	2007
Americas	$178,576	$126,606
Europe	27,725	24,557
Asia	30,186	33,208

Total	$236,487	$184,371

Inventories – net — Inventories are stated at the lower of cost or market. Cost, which includes material, labor, and overhead, is determined using the first-in, first-out method, except for certain packaging materials valued on an average-cost method. Inventories are stated net of estimated reserves for excess, obsolete, and lower of cost or market adjustments.

Property, Plant, and Equipment and Alloy Metals — Property, plant, and equipment acquired in the Acquisition, and for those acquired in the CFM acquisition (discussed in Note 3), were recorded at the estimated fair market value pursuant to the purchase accounting guidance in SFAS No. 141, Business Combinations. Additions since the Acquisition, other than those acquired in the CFM acquisition, are recorded at cost. Depreciation is computed by the straight-line method over the estimated useful lives of the respective assets. Depreciation on leasehold improvements is based on the lesser of the terms of the respective leases or the estimated economic life of the assets. Substantially all depreciation expense is included in cost of goods sold. Improvements are capitalized, while repair and maintenance costs are expensed as incurred.

The estimated useful lives of property, plant, and equipment are as follows:

Buildings and leasehold improvements	10–25 years
Machinery and equipment	7–15 years

Glass-melting furnaces periodically require substantial rebuilding. The time period between rebuilds varies depending upon the utilization of the furnace. The Company capitalizes the cost to rebuild glass-melting furnaces. Such costs are capitalized when incurred and depreciated on a straight-line basis over the estimated useful lives of the rebuilt furnaces, which is approximately 14 years.

Alloy metals are the primary component of the heat-resistant, glass-forming bushings in the Company’s glass-melting furnaces. Molten glass is passed through the bushings to form glass filaments. In addition, alloy metals are an integral part of the Company’s installed glass-melting furnaces and therefore, are classified as property, plant, and equipment.

During the manufacturing process, a small portion of the alloy metal is physically consumed. The portion of the alloy metals physically consumed is measured at the time a bushing is reconditioned and is charged to income. The amount of metal loss and the service life of the bushings are dependent upon a number of factors, including the type of furnace and the products being produced. Generally, bushings are reconditioned between 1 and 9 months, with reconditioning charges incurred monthly.

Alloy metal additions since the Acquisition are recorded at cost, and alloy metal loss is recognized based on weighted-average historical cost per type of alloy metal.

Significant Customers and Concentration of Credit Risk — One customer accounted for approximately 24% and 21% of the Company’s gross accounts receivable as of December 31, 2008 and 2007, respectively, and 32% and 30% of the Company’s net sales in 2008 and 2007, respectively. The Company generally does not require collateral from customers and provides a reserve for uncollectible accounts based on customers’ credit history, aging of the receivables, and past due delinquency status.

The Company invests its unrestricted cash and cash equivalents in money market and other interest-bearing accounts. The Company’s primary objective is to ensure capital preservation of its invested funds. Regularly during the year, the Company maintains unrestricted cash and cash equivalents in accounts with various financial institutions in excess of the amount insured by the Federal Deposit Insurance Corporation.

Stock-Based Compensation — The Company applies the principals of SFAS No. 123(R), Share-Based Payment, which requires companies to recognize in the consolidated statement of operations the grant-date fair value of stock awards issued to employees and directors.

Foreign Currency Translation — The Company’s wholly owned subsidiary, AGY Europe SARL, provides administrative and commercial agent support for the Company’s European sales. The assets and liabilities of the Company’s AGY Europe SARL operations are translated from its functional currency (euros) to U.S. dollars at December 31, 2008 and 2007 applicable exchange rates. Income and expenses are translated at the average exchange rates prevailing during each year.

Use of Estimates — The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company’s most significant estimates include assessment of intangible and tangible assets for impairment, estimates used in determining pension and postretirement medical obligations, estimates used in determining stock-based compensation, and the determination of the valuation allowance on deferred tax assets. Actual results could differ from those estimates.

Goodwill and Intangible Assets — The Company accounts for goodwill and other intangible assets in accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are not amortized, but instead are subject to annual impairment testing conducted each year as of October 31, or more frequently if events or circumstances indicate that an asset might be impaired. Other intangible assets determined to have definite lives are amortized over their useful lives and are evaluated for impairment as discussed under “Impairment of Long-Lived Assets” below. The Company completed its required annual impairment testing of goodwill and intangible assets with indefinite lives as of October 31, 2008 and 2007. Based on management’s analysis, no impairment charge was recognized in 2008 and in 2007.

Impairment of Long-Lived Assets — Pursuant to SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company periodically evaluates long-lived assets, including property, plant, and equipment, and definite-lived intangible assets whenever events or changes in conditions may indicate that the carrying value may not be recoverable. An impairment loss is recognized when estimated undiscounted future cash flows expected to result from the use of the asset, plus net proceeds expected from the disposition of the asset (if any), are less than the related asset’s carrying amount. Estimating future cash flows requires the Company to make judgments regarding future economic conditions, product demand, and pricing. Although the Company believes its estimates are appropriate, significant differences in the actual performance of the asset or group of assets may materially affect the Company’s asset values and results of operations. Based on management’s analysis, no impairment charge was recognized in 2008 and in 2007.

Derivative Instruments — The Company is exposed to market risk, such as fluctuations in foreign currency exchange rates, commodity prices, and interest rates. To manage the volatility relating to these exposures that are not offset within its operations, the Company enters into various derivative transactions pursuant to its risk management policies. The Company does not hold or issue derivative financial instruments for trading or speculative purposes.

The Company’s only derivative financial instruments at December 31, 2008 and 2007 were forward contracts to purchase natural gas used in the manufacturing operations.

Income Taxes — The Company accounts for income taxes using the liability method approach under SFAS No. 109, Accounting for Income Taxes. Deferred income tax assets and liabilities reflect tax net operating loss and credit carryforwards and the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. Deferred tax assets require a valuation allowance when it is more likely than not, based on the evaluation of positive and negative evidence, that some portion of the deferred tax assets may not be realized. The realization of deferred tax assets is dependent upon the timing and magnitude of future taxable income prior to the expiration of the deferred tax assets’ attributes. The Company evaluates whether its deferred tax assets are realizable and the need for a valuation allowance by, among other things, forecasting future taxable income. On January 1, 2007, the Company adopted FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB No. 109, which requires that uncertain tax positions be sustainable under regulatory review by tax authorities assumed to have all relevant information at a more-likely-than-not level based upon its technical merits before any benefit can be recognized.

The Company considers its foreign earnings in AGY Europe SARL to be permanently invested and accordingly, the Company did not provide U.S. income taxes on the undistributed earnings of AGY Europe SARL.

Environmental Costs — Environmental expenditures relating to current operations are expensed or capitalized as appropriate. Expenditures relating to existing conditions caused by past operations, that have no significant future economic benefit, are expensed. Liabilities for remediation costs are recorded when they are probable and reasonably estimable, generally no later than the completion of feasibility studies or the Company commitment to a plan of action. Expenditures that prevent or mitigate environmental contamination that is yet to occur are capitalized. The Company currently has not recorded any significant provision or reserves for environmental liabilities.

Conditional Asset Retirement Obligations — The Company accounts for conditional asset retirement obligations in accordance with FIN No. 47, Accounting for Conditional Asset Retirement Obligations, an interpretation of SFAS No. 143. FIN No. 47 requires that any legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may not be within the Company’s control be recognized as a liability at the fair value of the conditional asset retirement obligation, if the fair value of the liability can be reasonably estimated. However, sufficient information may not be available to reasonably estimate the fair value of an asset retirement obligation. See Note 16 for additional discussion regarding conditional asset retirement obligations.

Fair Value of Financial Instruments — The fair value of financial instruments in the accompanying consolidated financial statements approximates the carrying value, unless otherwise disclosed.

Adoption of New Accounting Standards — Effective January 1, 2008, the Company adopted the Financial Accounting Standards Board (“FASB”) Statement No. 157, Fair Value Measurements (“SFAS No. 157”), for financial assets and liabilities. The initial adoption of SFAS No. 157 did not impact the Company’s results of operations, cash flows, or financial position. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No .157, which allowed companies to defer the adoption of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those items that are recognized or disclosed at fair value on an annual or more frequently recurring basis, until years beginning after November 15, 2008. The Company is currently evaluating the impact that the provisions of SFAS No. 157 for nonfinancial assets and liabilities may have on its results of operations, cash flows, or financial position.

In order to increase consistency and comparability in fair value measurements, SFAS No. 157 establishes a hierarchy for observable and unobservable inputs used to measure fair value into three broad levels, which are described below:

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

In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible, and considers counterparty credit risk in its assessment of fair value. If applicable, the foreign exchange derivative assets and liabilities of the Company are valued using quoted forward foreign exchange prices at the reporting date. At December 31, 2008, the Company had no financial assets or liabilities outstanding requiring fair value measurements.

In October 2008, the FASB issued FSP No. FAS 157-3 to clarify the application of SFAS No. 157 in a market that is not active and to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP No. FAS 157-3 was effective upon issuance; however, the adoption of FSP No. FAS 157-3 did not have an impact on the Company’s results of operations, cash flows, or financial position.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115 (“SFAS No. 159”), which is effective for fiscal years beginning after November 15, 2007. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. Unrealized gains and losses on items for which the fair value option is elected would be reported in earnings. The Company did not elect to measure eligible financial assets and liabilities using the fair value option as of January 1, 2008; therefore, there was no impact to the Company’s results of operations, cash flows, or financial position from the adoption of SFAS No. 159.

Recently Issued Accounting Standards — In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141(R)”), which replaces SFAS No. 141. SFAS No. 141(R) retains the underlying concepts of SFAS No. 141 in that all business combinations are still required to be accounted for at fair value under the purchase method of accounting, but SFAS No. 141(R) changed the application of the purchase method in a number of significant aspects. Acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS No. 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. SFAS No. 141(R) amends FASB Statement No. 109 such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS No. 141(R) would also apply the provisions of SFAS No. 141(R) subsequent to December 15, 2008. Early adoption is not permitted. In 2008, the Company incurred and deferred costs of $1,098 through December 31, 2008 in connection with a proposed business combination that has not been consummated. Upon the adoption of SFAS No. 141(R) on January 1, 2009, the Company will expense the $1,098 of costs deferred at December 31, 2008.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS No. 160”). SFAS No. 160 requires entities to report noncontrolling (minority) interests in subsidiaries as equity. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. The Company has not determined what impact, if any, that adoption of this standard will have on its results of operations, cash flows, or financial position.

In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS No. 161”). SFAS No. 161 amends and expands the disclosure requirements of SFAS

No. 133 with the intent to provide users of financial statements with an enhanced understanding of (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s results of operations, cash flows, and financial position. To meet those objectives, SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet determined what impact, if any, the adoption of SFAS No. 161 will have on its financial statement disclosures.

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 142-3, Determination of the Useful Life of Intangible Assets. FSP No. FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R) and other generally accepted accounting principles. FSP No. FAS 142-3 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008. The Company does not expect the adoption of FSP No. FAS 142-3 to have a material impact on its results of operations, cash flows, or financial position.

In May 2008, the FASB issued Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”). SFAS No. 162 identifies a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with GAAP for non-governmental entities. SFAS No. 162 directs the GAAP hierarchy to the entity, not the independent auditors, as the entity is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. SFAS No. 162 is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Presenting Fairly in Conformity with Generally Accepted Accounting Principles. The Company is currently evaluating the new statement and believes that, if it is approved in its current form, it will not have a significant impact on the determination or reporting of its results of operations, cash flows, or financial position.

3. 2007 BUSINESS COMBINATION AND ANDERSON CONTRACT TERMINATION COSTS

Continuous Filament Mat business acquisition

In October 2007, the Company acquired the North American Continuous Filament Mat business of Owens Corning North America (“OC”) for an initial price of approximately $7,300 (including acquisition-related costs of $772). The acquired assets included certain inventories and equipment located in AGY’s Huntingdon, PA facility and marble furnace assets located in Anderson, SC (which supplies the Huntingdon, PA facility with glass fiber marbles used in the production of CFM and in the marble melt production of glass yarn). The Anderson marble furnace was operated by OC under a manufacturing services agreement, and the Anderson land and building were leased from OC.

This business combination was accounted for in accordance with the purchase accounting method prescribed by SFAS No. 141. The fair values of the acquired assets were determined by management using recent appraisals and internal estimates, and were allocated originally to inventories ($3,276); property, plant, and equipment ($3,350); and goodwill ($653) at the acquisition date.

Under the terms of the acquisition agreement, OC paid the Company $2,300 in July 2008 as a result of the Company’s termination of the Anderson, SC land and building lease and of its vacating of the premises in June 2008. The amount paid by OC to the Company reduced the CFM acquisition cost, first eliminating the goodwill of $653 and then reducing the value of the acquired property, plant, and equipment by $1,647.

CFM’s income prior to and subsequent to its acquisition was insignificant, and accordingly, such pro forma income disclosures have been omitted from the consolidated financial statements. Unaudited revenues of CFM from January 1, 2007 through the October 26, 2007 acquisition date, and from October 26, 2007 through December 31, 2007, were approximately $19,650 and $5,350, respectively. The Company’s unaudited pro forma consolidated revenues for 2007, as if the acquisition of CFM occurred as of January 1, 2007, were approximately $204,020.

Anderson contract termination costs

As discussed above, in connection with the Company’s termination of the Anderson, SC land and building lease agreement, AGY also triggered, effective June 30, 2008, the early termination of the Anderson manufacturing services agreement with OC.

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

The Company recorded these costs as contract termination costs netted in “other operating income”, under the guidance of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal of Activities”. The Company paid in full the balance due for such contract termination costs to OC during the third quarter of 2008.

4. INVENTORIES — NET

Inventories, net of reserves for excess, obsolete, and lower of cost or market adjustments of $1,482 and $1,238 as of December 31, 2008 and 2007, respectively, consist of the following:

	December 31, 2008	December 31, 2007
Finished goods and work in process	$30,180	$22,764
Materials and supplies	9,812	9,663

	$39,992	$32,427

5. PROPERTY, PLANT, AND EQUIPMENT AND ALLOY METALS

Property, plant and equipment and alloy metals consist of the following:

	December 31, 2008	December 31, 2007
Land	$861	$928
Buildings and leasehold improvements	15,029	15,065
Machinery and equipment	73,000	64,014
Alloy metals (net of depletion)	117,924	101,722

	206,814	181,729
Less – Accumulated depreciation	(33,138)	(22,466)

	173,676	159,263
Construction in-progress	5,204	3,791

	$178,880	$163,054

As discussed in Note 3, the property, plant and equipment acquired in the acquisition of CFM were reduced in 2008 by $1,647.

In 2008, the Company sold land and recognized a gain of $930, classified as “other operating income”.

Depreciation expense was $10,844 and $10,958 in 2008 and 2007, respectively, and depletion of alloy metals was $12,373 and $6,960 (net of recoveries and excluding expense to process such recoveries), in 2008 and 2007, respectively.

6. INTANGIBLE ASSETS

Intangible assets subject to amortization and trademarks, which are not amortized, consist of the following:

	December 31, 2008	December 31, 2007	Estimated Useful Lives
Intangible assets subject to amortization:
Customer relationships	$4,800	$4,800	11 years
Process technology	10,200	10,200	18 years
Deferred financing fees	5,145	5,145	5 to 8 years
Covenant not to compete	2,018	2,018	3 years

Sub-Total	22,163	22,163
Less – Accumulated amortization	(6,323)	(3,742)

	15,840	18,421
Trademarks – not amortized	5,613	5,613

Net intangible assets	$21,453	$24,034

In 2007, management re-evaluated the classification of the Company’s definite-lived intangible assets and concluded, since the trademarks are expected to be used by the Company into the foreseeable future, that the trademarks have an indefinite useful life. Accordingly, on January 1, 2007, the Company reclassified the carrying value of the trademarks ($5,613) from a definite-lived intangible asset to an indefinite-lived intangible asset, and discontinued amortizing the trademarks. The correction of the classification was not material to the Company’s consolidated financial statements.

Deferred financing fees are amortized by the straight-line method, which approximates the effective interest method.

Estimated future amortization expense for the intangible assets subject to amortization for each of the next five years and the amount thereafter is as follows:

Years Ending December 31
2009	$1,726
2010	1,726
2011	1,691
2012	1,512
2013	1,512
Thereafter	7,673

$15,840

7. ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	December 31, 2008	December 31, 2007
Vacation	$2,371	$2,302
Real and personal property taxes, excluding pre-petition amounts still in negotiation	4,216	3,870
Pre-petition real and personal property taxes	999	999
Payroll and benefits	1,057	2,898
Variable compensation accrual	3,629	1,508
Amount due for pension and retiree medical reimbursement	1,540	1,947
Accrued interest	2,444	2,427
Current portion of pension and other employee benefits	1,055	1,133
Other	351	384

Total accrued liabilities	$17,662	$17,468

As discussed in Note 2, at December 31, 2008 and 2007, the Company has $1,239 and $1,217 of restricted cash in escrow, respectively, for disputed and allowed claims resulting from the Company, under prior ownership, emerging from bankruptcy in 2004. The Company has remaining accrued liabilities of $999 at December 31, 2008 and 2007, for such disputed real and personal property taxes.

8. DEBT

Principal amounts of indebtedness outstanding under the Company’s financing arrangements consist of the following:

	December 31, 2008	December 31, 2007
Senior secured notes	$175,000	$175,000
Senior secured revolving credit facility	16,400	—
Capital lease obligations	—	1,246

Total debt	191,400	176,246
Less — Current portion	—	(1,246)

Total long-term debt	$191,400	$175,000

In October 2006, the Company entered into a new Senior Credit Facility providing a $40,000 Senior Secured Revolving Credit Facility and the Company also issued $175,000 in aggregate principal amount of 11% Senior Second Lien Notes due 2014.

Senior Secured Revolving Credit Facility — The Company’s $40,000 Senior Secured Revolving Credit Facility (“Credit Facility”) matures October 2011 and includes a $20,000 sublimit for the issuance of letters of credit and a $5,000 sublimit for swing line loans. The borrowing base for the Credit Facility is equal to the sum of: (i) an advance rate against eligible accounts receivable of up to 90%, plus (ii) the lesser of (A) 65% of the book value of eligible inventory (valued at the lower of cost or market) and (B) 85% of the net orderly liquidation value for eligible inventory, plus (iii) up to $32,500 of eligible alloy inventory, minus (iv) 100% of mark-to-market risk on certain interest hedging arrangements, minus (v) a reserve of $7,500.

At the Company’s option, loans under the Credit Facility bear interest based on either the eurodollar rate or base rate (a rate equal to the greater of the corporate base rate of interest established by the administrative agent under the Credit Facility from time to time, and the federal funds effective rate plus 0.50%) plus, in each case, an applicable margin of 1.75% in the case of eurodollar rate loans and 0.75% in the case of base rate loans.

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

At December 31, 2008 and 2007, the Company had $16,400 and $0 borrowings, respectively, outstanding under the Credit Facility. The weighted average interest rate for cash borrowings outstanding as of December 31, 2008, was 3.2%. At December 31, 2008 and 2007, the Company also issued $450 of standby letters of credit primarily for collateral required for workers’ compensation obligations. Borrowing availability at December 31, 2008 and 2007 was approximately $23,150 and $39,550, respectively.

The Credit Facility contains customary representations and warranties and customary affirmative and negative covenants, including, among other things, restrictions on indebtedness, liens, investments, mergers and consolidations, dividends and other payments in respect to capital stock, transactions with affiliates, and optional payments and modifications of subordinated and other debt instruments. The Credit Facility also includes customary events of default, including a default upon a change of control. The Company was in compliance with all such covenants during both 2008 and 2007 and at December 31, 2008 and 2007.

Senior Secured Notes — On October 25, 2006, the Company issued $175,000 aggregate principal amount of 11% senior second lien notes (“Old Notes”) due 2014 to an initial purchaser, which were subsequently resold to qualified institutional buyers and non-U.S. persons in reliance upon Rule 144A and Regulation S under the Securities Act of 1933, as amended. On May 8, 2008, the Company filed with the United States Securities and Exchange Commission (“SEC”) a registration statement on Form S-4 under the Securities Act of 1933 to exchange all of the Old Notes for the exchange notes (“Notes”); such exchange was fully consummated and closed on July 11, 2008. The Notes are identical in all respects to the Old Notes, except:

•	the Notes are registered under the Securities Act;

•	the Notes are not entitled to any registration rights which were applicable to the Old Notes under the registration rights agreement; and

•	the liquidated damages provisions of the registration rights agreement are no longer applicable.

In connection with the notes exchange, the Company paid approximately $725 of professional fees and other costs, classified as a component of “interest expense”.

Interest on the Notes is payable semi-annually on May 15 and November 15 of each year beginning May 15, 2007. The Company’s obligations under the Notes are fully and unconditionally guaranteed, jointly and severally, on a second-priority basis, by each of its existing and future domestic subsidiaries, other than immaterial subsidiaries, that guarantee the indebtedness of the Company, including the Credit Facility, or the indebtedness of any restricted subsidiaries.

At any time prior to November 15, 2009, the Company may, at its discretion, redeem up to 35% of the aggregate principal amount of Notes issued under the indenture at a redemption price of 111% of the principal amount, plus accrued and unpaid interest and additional interest, if any, to the redemption date, with the net cash proceeds of one or more equity offerings, provided that: (1) at least 65% of the aggregate principal amount of Notes originally issued under the indenture (excluding notes held by the Company) remains outstanding immediately after the occurrence of such redemption and (2) the redemption occurs within 90 days of the date of the closing of such equity offering. At any time prior to November 15, 2010, the Company may also redeem all or a part of the Notes at a redemption price equal to 100% of the principal amount of Notes redeemed plus an applicable make-whole payment. Currently, the Company does not expect to utilize any optional redemption provision.

As of December 31, 2008 and 2007, the estimated fair value of the Notes was $105,000 and $169,750, respectively, compared to a carrying value of $175,000. The fair value of the Notes is estimated on the basis of quoted market prices; however, trading in these securities is limited and may not reflect fair value. The fair value is subject to fluctuations based on the Company’s performance, its credit rating and changes in interest rates for debt securities with similar terms.

Capital Leases — At December 31, 2007, the Aiken, SC facility had a capital lease for manufacturing equipment. The lease was secured by a first priority lien on the leased assets, which had a net book value of $2,068 as of December 31, 2007. The balance of the obligation, $1,246 at December 31, 2007, was paid in full in 2008.

Maturities of Long-Term Debt — Maturities of long-term debt at December 31, 2008, are as follows:

2011	$16,400
2014	175,000

$191,400

9. TRANSACTIONS WITH RELATED PARTIES

The Company has a management agreement with the main shareholder of KAGY pursuant to which this party provides management and other advisory services to the Company. The management agreement requires AGY to pay this party an annual management fee of $750 and to reimburse this party for out-of-pocket expenses incurred in connection with its services. The management agreement also provides that this party will receive transaction fees in connection with certain subsequent financings and acquisition transactions. The management agreement includes customary indemnification provisions in favor of this party and its affiliates. In 2008 and 2007, this related party was paid $750, classified as a component of selling, general and administrative expenses.

10. CAPITAL STOCK AND EQUITY

The authorized capital consists of a total of 5,000,000 shares of common stock with a par value of $0.0001 per share. All 1,291,667 outstanding shares of the Company have been owned by Holdings since the Acquisition on April 7, 2006. The holder of each share has the right to one vote for each share of common stock held and no shareholder has special voting rights other than those afforded all shareholders generally under Delaware law. Shareholders share ratably, based on the number of shares held, in any and all dividends the Company may declare. As discussed in Note 8, the payment of dividends is restricted by the Credit Facility and no dividends were paid in 2008 or 2007.

11. EMPLOYEES BENEFITS

Pension and other Postretirement Benefits

Pension Benefits — Prior to 1998, the hourly and salaried employees of AGY participated in defined benefit plans maintained by OC, a predecessor owner of the Company. Under the plans, early retirement pension subsidies were generally based on an employee’s pay and number of years of service. In September 1998, as part of a predecessor owner’s acquisition of AGY from OC, all employees of OC who transferred to AGY as of October 1, 1998, became eligible to receive the same early retirement pension subsidy offered by OC, which created a pension obligation for AGY. The accrued pension benefit was frozen as of October 1, 1998, and remains a liability of OC. Upon retirement from the Company, participants are entitled to begin receiving benefits from OC, recognizing service with OC and the Company for retirement eligibility purposes. Accordingly, the Company is obligated to reimburse OC for the value of the early retirement subsidy, which is based on the difference between (a) and (b) at the time for the employee’s early retirement:

(a)	Present value of the October 1, 1998, frozen benefit available immediately based on the normal form of payment and applicable early retirement factors

(b)	Present value of the October 1, 1998, frozen benefit deferred to age 65

Both present values are determined on the then-applicable General Agreement on Tariffs and Trade (GATT) basis. Employees who terminate before early retirement eligibility (defined under the OC plan as age 55 with 10 years of service) or work until normal retirement (defined under the OC plan as age 65) represent no liability to the Company.

The Company’s obligation to OC is unfunded.

Other Postretirement Benefits — The Company has health care and life insurance benefit plans for certain domestic retired employees and their dependents. The health care plan is unfunded and pays either (1) stated percentages of covered “medically necessary” expenses, after subtracting payments by Medicare or other providers and after stated deductibles have been met, or (2) fixed amounts of medical expense reimbursement. Currently, the retiree medical plans have the following terms: (a) eligibility requirement at age 62; (b) a $3,500 cap on the amount the Company will contribute annually toward pre-Medicare retiree medical expenses, with retiree contributions adjusted annually; and (c) provides a post-Medicare spending account at levels of $0 to $1,500, depending on years of service. Approximately 50 retirees, under an election they were permitted during AGY’s bankruptcy under predecessor ownership, elected COBRA, and such retirees are required to pay the monthly COBRA contribution in effect at the date of election and as adjusted each year.

The Company continues to reserve the right to change or eliminate these benefits plans subject to the terms of collective bargaining agreements, if applicable.

Certain retirees who retired between October 1, 1998, and December 31, 1999, participate in the retiree medical program of OC. Such employees became eligible to participate in the health care plans upon retirement if they had accumulated 10 years of service after age 45. Some of the plans were contributory, with some retiree contributions adjusted annually. OC reserved the right to change or eliminate these benefit plans subject to the terms of collective bargaining agreements. The predecessor owner of AGY assumed the liability for these health care and life insurance benefits on September 30, 1998. As a result, the Company reimburses OC for actual expenses incurred for these certain retirees.

Adoption of New Accounting Standard — On December 31, 2007, the Company adopted the provisions of SFAS No. 158. As a result of the adoption of SFAS No. 158, the Company recognized a $360 actuarial gain that resulted in a decrease in the other postretirement benefits liability and a $224 (net of tax of $136) increase to other comprehensive income as of January 1, 2007.

The following tables set forth the accumulated benefit obligation as of December 31, 2008 and 2007, and the changes in projected benefit obligations and plan assets of the Company’s pension and other postretirement plans as of and for the years ended December 31, 2008 and 2007.

	Pension Benefits		Other Postretirement Benefits
	2008	2007	2008	2007
Accumulated benefit obligation — end of year	$(4,852)	$(5,487)	—	—

Change in projected benefit obligation:
Projected benefit obligations — beginning of year	$5,487	$5,120	$6,896	$7,430
Service cost	—	—	421	313
Interest cost	294	300	418	425
Actuarial loss (gain)	(300)	327	(430)	(360)
Plan participants’ contributions	—	—	489	530
Actual distributions	(629)	(260)	(674)	(1,442)

Projected benefit obligation — end of year	4,852	5,487	7,120	6,896

Change in plan assets (unfunded):
Actual employer contributions	629	260	185	912
Plan participants’ contributions	—	—	489	530
Actual distributions	(629)	(260)	(674)	(1,442)

Fair value of plan assets — end of year	—	—	—	—

Funded status — end of year	$(4,852)	$(5,487)	$(7,120)	$(6,896)

(Accrued) Benefit Cost:
(Accrued) Benefit Cost — beginning of year	$(5,160)	$(5,120)	$(7,256)	$(7,430)
Net periodic cost	(294)	(300)	(839)	(738)
Actual employer contributions	629	260	185	912

(Accrued) Benefit Cost — end of year	$(4,825)	$(5,160)	$(7,910)	$(7,256)

The amounts recognized in accumulated other comprehensive income (pre-tax) consist of the following at December 31, 2008 and 2007:

	Pension Benefits		Other Postretirement Benefits
	2008	2007	2008	2007
Net actuarial loss (gain)	$27	$327	$(790)	$(360)
Net prior service credits	—	—	—	—

Total	$27	$327	$(790)	$(360)

The pension benefit obligation and other postretirement benefits are recognized in the consolidated balance sheets at December 31, 2008 and 2007 as follows:

	Pension Benefits		Other Postretirement Benefits
	2008	2007	2008	2007
Accrued liabilities — current	$604	$603	$451	$530
Pension and other employee benefit plans — noncurrent	4,248	4,884	6,669	6,366

Total	$4,852	$5,487	$7,120	$6,896

Net periodic benefit costs for the Company’s pension and postretirement plans for 2008 and 2007 were as follows:

	Pension Benefits		Other Postretirement Benefits
	2008	2007	2008	2007
Net periodic benefit cost:
Service cost	$—	$—	$421	$313
Interest cost	294	300	418	425

Net periodic benefit cost	294	300	839	738

Other changes in plan assets and benefit obligations recognized in other comprehensive income: Net actuarial loss (gain)	(300)	327	(430)	(360)

	(300)	327	(430)	(360)

Other changes in plan assets and benefit obligations recognized in net periodic benefit cost and other comprehensive income, net	$(6)	$627	$409	$378

The estimated net (gain) loss and prior service cost that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are insignificant at December 31, 2008 and 2007.

Assumptions used to estimate the actuarial present value of benefit obligations and the net periodic benefit costs for 2008 and 2007 were as follows:

	Pension Benefits		Other Postretirement Benefits
	2008	2007	2008	2007
Discount rate used to measure obligation — end of year	6.00%	5.70%	6.30%	6.30%
Discount rate used to determine period benefit cost — beginning of year	5.70%	6.00%	6.30%	6.00%
Expected long-term rate of return on assets	N/A	N/A	N/A	N/A
Rate of increase in compensation levels	N/A	N/A	N/A	N/A

The discount rate reflects the current rate at which the pension and other postretirement liabilities could be effectively settled at the end of the year. The discount rate was determined by matching the Company’s expected benefit payments, taking into account the plans’ demographics, to payments from a stream of corporate AA or higher bonds.

	2008	2007
Assumed health care cost trend rates — end of year
Health care cost trend rate assumed for next year	10.0%	11.0%
Ultimate trend rate assumed for future years	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2013	2013

A one percentage point change in the assumed health care cost trend rate would have an insignificant impact on the other postretirement benefits obligation at December 31, 2008 and 2007.

Future estimated annual benefit payments (and 2009 contributions) for pension and other postretirement benefit obligations are as follows:

Years Ending December 31,	Pension Benefits	Other Postretirement Benefits
2009	$604	$451
2010	632	468
2011	681	499
2012	683	525
2013	611	533
Thereafter	2,190	2,872

	$5,401	$5,348

Defined Contribution Plan

The Company has a defined contribution 401(k) plan that allows qualifying employees to contribute up to 30% of their annual pretax or after-tax compensation subject to Internal Revenue Service (IRS) limitations. Effective January 1, 2007, AGY provides a matching employer contribution of 50% up to 6% of each participant’s before-tax salary deferral. In addition, AGY may make an employer contribution to the plan based on the Company’s annual financial performance. For the years ended December 31, 2008 and 2007, the Company contributed or accrued $1,146 and $644, respectively.

12. STOCK BASED COMPENSATION

The Company’s stock-based compensation includes stock options and restricted stock. Total stock-based compensation was approximately $1,627 and $1,300 in 2008 and 2007, respectively. The total income tax benefit recognized in the consolidated statement of operations related to stock-based compensation was approximately $555 and $480 in 2008 and 2007, respectively.

Stock Options — On April 7, 2006, KAGY adopted the 2006 stock option plan that provides that up to 1,335,000 shares of the Company’s common stock are reserved for issuance under this plan, pursuant to the exercise of options with an exercise price of $10 under this plan, all contingent upon continuous employment through the date of vesting. 50% of these stock options vest over a three-year period from the grant date. The remaining 50% vest based on the Company achieving annual or cumulative financial targets over a three-year period from the grant date. These options expire 10 years from the grant date. As of December 31, 2008, the Company exceeded one of the three-year plan financial targets, which triggers the vesting of one-third of the performance-based stock options at the next anniversary of their grant date. Up to their expiration date, the remainder of the performance-based stock options can vest upon a change of control or at the sole discretion of the Board of Directors.

The Company accounts for the options under the provisions of SFAS No. 123(R), which is effective for all awards granted, modified, repurchased, or canceled after June 15, 2005, and requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The grant-date fair value is to be estimated using option-pricing models adjusted for the unique characteristics of those instruments. In calculating the impact for options and restricted stock units granted, the Company has estimated the fair value of each option grant by using the Black-Scholes option-pricing model and the vesting probability of these stock awards. This model derives the fair value of stock options based on certain assumptions related to expected stock price volatility, expected option life, risk-free interest rate, and dividend yield. The Company’s estimated volatility is based on the historical volatility of publicly traded companies in the same industry. The Company’s expected option life is based upon the average of the vesting term and the life of the options. The risk-free interest rate is based upon the U.S. Treasury yield curve appropriate to the term of the Company’s stock option awards. The estimated dividend rate is zero and no forfeiture rate was applied. Assumptions will be evaluated and revised, as necessary, to reflect market conditions and experience for new options granted.

The fair value of each grant was calculated with the following weighted-average assumptions:

Year of Grant	2007	2006
Risk-free interest rate	4.5%	5.0%
Expected life of option in years	5.8	6.5
Expected dividend yield	—	—
Expected volatility	30	30

The weighted-average fair value of options outstanding was $4.09 per share at December 31, 2008 and 2007, and the weighted-average fair value of options granted was $3.82 per share in 2007. Based on the fair value of the stock options, the stock-based compensation was estimated at $1,492 and $800 in 2008 and 2007, respectively. The remaining unrecognized compensation at December 31, 2008 is estimated at $738 and is expected to be recognized as expense over the next two years.

A summary of stock options outstanding and exercisable and activity for 2007 and 2008 is summarized below:

	Number of Options	Weighted-Average Remaining Contractual Life (In Years)
Outstanding — January 1, 2007	1,080,000	9.3
Granted	230,000
Exercised	—
Forfeited/Expired	—

Outstanding — December 31, 2007	1,310,000	8.5

Granted	—
Exercised	—
Forfeited/Expired	—

Outstanding — December 31, 2008	1,310,000	7.5

Vested or expected to vest — December 31, 2008	873,333	7.5

Exercisable — December 31, 2008	688,648	7.4

Restricted Stock Units — On April 7, 2006, KAGY also granted 100,000 restricted stock units (“RSU”) pursuant to the terms of an executive employment agreement. These RSUs vested 50% on both April 7, 2007, and April 8, 2008, and were subject to certain forfeiture conditions.

The stock-based compensation cost related to RSUs was $135 and $500 for 2008 and 2007, respectively. There is no remaining unrecognized compensation expense for the RSUs at December 31, 2008.

13. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company from time to time, enters into fixed-price agreements for our natural gas commodity requirements to reduce the variability of the cash flows associated with forecasted purchases of natural gas. At December 31, 2008 and 2007, the Company had existing contracts for physical delivery of natural gas at its Aiken, SC facility that fix the commodity cost of natural gas for approximately 65% and 88% of its estimated natural gas purchase requirements in the next twelve and six months, respectively. Since entering into the fixed-price agreements, the Company’s forecast of its natural gas demand for 2009 has declined due to expected reductions in manufacturing activity. As a result, the Company estimates that it has fixed the commodity costs of natural gas for approximately 82%, versus the originally estimated 65%, of its estimated natural gas purchase requirements for the next twelve months. Although these contracts are considered derivative instruments, they meet the normal purchases exclusion contained in SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities — an amendment of FASB Statement No. 133, and SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, and are therefore exempted from the related accounting requirements.

The Company also uses, on occasion, foreign currency derivatives to manage the risk associated with fluctuations in foreign exchange rates. Associated with a purchase commitment, in euros, of certain manufacturing equipment, in February 2008, the Company entered into forward contracts to purchase 3.3 million euros to hedge the exposure to changes in value of the Euro to the U.S dollar. All the contracts matured in the second and third quarters of 2008, and were accounted for as fair value hedges. At December 31, 2008, the Company had no foreign currency hedging agreements in effect.

14. INCOME TAXES

The provision (benefit) for income taxes for the years ended December 31, 2008 and 2007, consists of the following:

	2008			2007
	Current	Deferred	Total	Current	Deferred	Total
Federal	$—	$421	$421	$146	$(396)	$(250)
State	201	613	814	(63)	(42)	(105)
Foreign	—	34	34	21	—	21

	$201	$1,068	$1,269	$104	$(438)	$(334)

The difference between the effective tax rate used in the consolidated statement of income and the expected tax rate (computed by applying the U.S. federal corporate tax rate of 34% to income before income taxes) is as follows:

	2008	2007
Computed expected tax provision (benefit)	$489	$(332)
State taxes — net of federal benefit	68	(23)
Nondeductible items	42	43
Change in valuation allowance	(74)	—
Change in rate for deferred taxes	435	—
Adjustments of prior-year items	313	(25)
Other	(4)	3

Income tax provision (benefit)	$1,269	$(334)

The change in valuation allowance represents the utilization of a portion of the foreign net operating loss (“NOL”) carryforward in 2008. The change in rate for deferred taxes represents a change in the mix of property, payroll, and sales by state in the current year, resulting in an increase in the state tax rate at which the Company expects to realize its deferred tax assets and liabilities. The adjustments of prior-year items represent the net difference between the prior-year tax accrual estimates and the actual amounts per the income tax returns filed in the current year.

The tax effect of temporary differences, which give rise to deferred tax assets (liabilities), is as follows at December 31, 2008 and 2007:

	2008	2007
Gross deferred tax assets:
Domestic net operating loss carryforward	$15,002	$13,428
Pension and other employee benefit plans, including stock-based compensation	6,386	6,065
Accrued liabilities	4,760	4,655
Foreign net operating loss carryforward	34	107
Other	311	148

Gross deferred tax assets	26,493	24,403
Less valuation allowance	(34)	(107)

Gross deferred tax assets — net of valuation allowance	26,459	24,296

Gross deferred tax liabilities:
Property, plant, and equipment	(41,042)	(36,147)
Intangible assets	(6,418)	(6,964)

Gross deferred tax liabilities	(47,460)	(43,111)

Net deferred tax liabilities	$(21,001)	$(18,815)

The net deferred tax liabilities are recognized as follows in the consolidated balance sheets at December 31, 2008 and 2007:

	2008	2007
Current deferred tax assets	$6,708	$11,392
Noncurrent deferred tax liabilities	(27,709)	(30,207)

Net deferred tax liabilities	$(21,001)	$(18,815)

The Company has determined that, at present, it is more likely than not that its remaining foreign NOL carryforward will not be realized. Therefore, a valuation allowance has been provided to reduce the carrying amount of the NOL carryforward to zero at December 31, 2008. The Company believes, based upon all of the available evidence, no additional valuation allowance for its deferred tax assets is necessary at December 31, 2008 because management believes that it is more than likely than not that the deferred tax assets will be realized.

The Tax Reform Act of 1986 enacted a complex set of rules limiting the potential utilization of NOL and tax credit carryforwards in periods following a corporate “ownership change.” In general, for federal income tax purposes, an ownership change is deemed to occur if the percentage of stock of a loss corporation owned (actually, constructively and, in some cases, deemed) by one or more “5% shareholders” has increased by more than 50 percentage points over the lowest percentage of such stock owned during a three-year testing period. The Acquisition on April 7, 2006, represented such an ownership change, which could potentially limit the future utilization of the Company’s NOLs. However, due to the provisions in IRS Notice 2003-65, the Company does not anticipate being limited in its use of its NOLs.

At December 31, 2008, the Company had domestic federal NOL carryforwards of approximately $41,926 and, state NOL carryforwards of approximately 16,646 that will begin expiring in 2025.

Uncertain Tax Positions — On January 1, 2007, the Company adopted the provisions of FIN No. 48. As a result of the implementation of FIN No. 48, the Company recognized a $7 increase in the liability for unrecognized tax position, which was recorded as a charge to the opening balance of accumulated deficit as of January 1, 2007. The gross liability under FIN No. 48, as of

January 1, 2007, totaled approximately $9, including gross interest and penalties. As of December 31, 2008 and 2007, the gross liability under FIN No. 48 was approximately $9 and $12, respectively. The total amount of unrecognized tax benefits, excluding the impact of interest and penalties, as of December 31, 2008 and 2007, was $406 and $409, respectively, of which $4 and $6, respectively, would impact the effective rate of the year if recognized. In accordance with its accounting policy, the Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of tax expense. During 2008 and 2007, accrued interest and penalties were minimal.

The following table summarizes the activity related to the Company’s unrecognized tax benefits, excluding interest and penalties:

Unrecognized
Balance as of January 1, 2007	$406
Additions based on tax positions related to the current year	3
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	—
Expiration of the statute of limitations for the assessment of taxes	—

Balance as of December 31, 2007	409

Additions based on tax positions related to the current year	2
Additions for tax positions of prior years	1
Reductions for tax positions of prior years	(6)
Expiration of the statute of limitations for the assessment of taxes	—

Balance as of December 31, 2008	$406

The Company does not anticipate the balance of gross unrecognized tax benefits at December 31, 2008, to significantly change during the next 12 months.

As of December 31, 2008, the Company is subject to U.S. federal income tax examinations for the tax years 2005 through 2008. In addition, the Company is subject to state and local income tax examinations for the tax years 2005 through 2008.

During 2008 the goodwill associated with the Acquisition was increased by $189 related to the finalization of tax estimates made at the acquisition of the Company. During 2007, the goodwill associated with the Acquisition was reduced by $2,602, of which approximately $2.5 million related to the finalization of tax estimates made at the acquisition of the Company, certain true-ups to the filed tax return for the periods prior to acquisition, and FIN No. 48 adjustments.

15. ALLOY METAL LEASES

The Company leases under short-term operating leases (generally with lease terms from one to twelve months) a portion of the alloy metals needed to support our manufacturing operations. During the years ended December 31, 2008 and 2007, total lease costs of alloy metals were approximately $7,620 and $2,260, respectively, and were classified as a component of cost of goods sold.

The Company has leased alloy metals under the following three agreements during 2007 and 2008:

Metal Consignment Facility — AGY has had a consignment agreement in place with Bank of Nova Scotia, as assignee of Bank of America, N.A., which was assignee of Fleet Precious Metals Inc., to lease platinum, one of the alloy metals used in our manufacturing operations since August 2005. In March 2008, as a result of the increase in platinum market prices, the prior consignment limit was amended to provide up to the lesser of: a) $69,600; b) the value of 32,000 ounces of platinum; or c) $42,000 plus two times the then-available undrawn face amount of letters of credit securing the agreement. The platinum facility is payable upon the earlier of the occurrence of an event of default under the agreement or the termination of the agreement, and is collateralized by (i) the leased platinum and (ii) all of the Company’s owned platinum, including, without limitation, platinum incorporated into equipment. Lease payments are payable monthly and, at the Company’s election, based on either (i) a floating fee calculated and specified by Bank of Nova Scotia from time to time and initially set at 7.5% per annum or (ii) a fixed fee equal to the precious metals rate, which is the fixed market-based lease rate for the applicable lease period, plus a 2.0% margin. The consignment agreement contains customary events of default, including, without limitation, nonpayment of lease payments, inaccuracy of representations and warranties in any material respect and a cross-default provision with the Credit Facility and the Senior Second Lien Notes. The consignment agreement does not contain any financial covenants. The Company or Bank of Nova Scotia may terminate the consignment agreement at any time upon 30 days prior written notice.

At December 31, 2008 and 2007, the Company leased 28,800 and 24,500 ounces, respectively, of platinum under the facility, with a notional value of approximately $25,900 and $37,400, respectively, as calculated under the facility. Unused availability at December 31, 2008 and 2007, was approximately 3,200 and 1,700 ounces of platinum and $43,700 and $2,600, respectively. If the market value of the leased platinum exceeds $69,600 or 32,000 ounces, the Company is required to purchase or otherwise provide sufficient platinum to reduce the lease balance. As at December 31, 2008 and 2007, there were no outstanding letters of credit securing the agreement. All of the leases outstanding at December 31, 2008 had terms of three to twelve months, maturing no later than October 7, 2009 (with future minimum rentals of approximately $1,300 until maturity in 2009).

Owens Corning Master Lease Agreement — In October 2007, as part of the CFM acquisition, the Company entered into a master lease agreement with OC to lease platinum and rhodium, exclusively for use in the Huntingdon, PA CFM and Anderson, SC manufacturing operations. Effective October 24, 2008, the Company terminated the OC master lease agreement. This master lease agreement allowed the Company to enter into leases of alloy metal with terms of one to six months for up to approximately 19,800 ounces of platinum and 3,400 ounces of rhodium. The annual lease rate was fixed at 9%, and the notional lease value was based on the market price of platinum and rhodium in effect at the inception of the lease. At December 31, 2007, the Company leased approximately 19,800 ounces of platinum and 3,400 ounces of rhodium with a notional lease value of approximately $50,800, under this master lease agreement.

Deutsche Bank Master Lease Agreement — Simultaneously with the termination of the OC master lease agreement in October 2008, the Company entered into a new master lease agreement (the “Master Lease Agreement”) with DB Energy Trading LLC (“DB”) for the purpose of leasing precious metals. The Master Lease Agreement describes the lease terms and conditions enabling AGY to lease up to 19,057 ounces of platinum and 3,308 ounces of rhodium. The Master Lease Agreement has a three-year term and allows AGY to enter into leases of alloy metals with terms of one to twelve months. Lease costs are determined by the quantity of metal leased, multiplied by a benchmark value of the applicable precious metal and a margin above the lease rate index based on DB’s daily precious metal rates. The Master Lease Agreement contains customary events of default, including, without limitation, nonpayment of lease payments, inaccuracy of representations and warranties in any material respect and certain cross-default provisions.

At December 31, 2008, the Company leased approximately 19,050 ounces of platinum and 3,300 ounces of rhodium under the Master Lease Agreement, with a notional value of approximately $21,800. All of the leases outstanding at December 31, 2008 had terms of three to twelve months, maturing no later than October 28, 2009 (with future minimum rentals of approximately $1,040 until maturity in 2009).

16. COMMITMENTS AND CONTINGENCIES

The Company is not a party to any significant litigation or claims, other than routine matters incidental to the operation of the Company. The Company does not expect that the outcome of any pending claims will have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.

There may be insignificant levels of asbestos in certain manufacturing facilities, however, the Company does not expect to incur costs (which are undeterminable) in the foreseeable future to remediate any such asbestos, which may be present in the facilities. Accordingly, management did not record a conditional asset retirement obligation related to such asbestos remediation because, in accordance with the guidance of FIN No. 47, Accounting for Conditional Asset Retirement Obligations, the Company does not have sufficient information to estimate the fair value of the asset retirement obligation.

In addition to the alloy metal leases discussed in Note 15, the Company also leases manufacturing and other equipment and property under operating leases. Total rent expense for the year ended December 31, 2008 and 2007, was approximately $1,350 and $450, respectively. The following summarizes the future minimum lease payments for each of the next five years and the total thereafter:

Years Ending December 31,
2009	$1,220
2010	1,198
2011	1,107
2012	1,062
2013	1,056
Thereafter	1,652

$7,295

The Company is obligated to make approximately $3,200 minimum purchases of marbles from OC in 2009.

The Company also entered into an agreement with a third party to construct an alloy metal fabrication facility for a total cost of approximately $900, with estimated payments of $750 to be made under the contract in 2009.

17. SUBSEQUENT EVENTS

On March 12, 2009, AGY (Cayman), a wholly-owned subsidiary of AGY Holding Corp. entered into a purchase agreement with Grace THW Holding Limited (“Grace”) and several of its subsidiaries, to which AGY (Cayman) agreed to acquire 70% of the outstanding shares of Main Union Industrial Ltd., a wholly-owned subsidiary of Grace (“Main Union”), for $20 million, payable in cash. The closing of the acquisition is expected to occur in the second quarter of 2009.

The agreement contains customary representations, warranties, covenants, and indemnities, and is subject to customary closing conditions, including the approval of the members and/or the board of directors of Main Union and Grace, written confirmation and bank approval with respect to the refinancing and expansion of the line of credit for the Chinese operations, and the receipt of all consents required under AGY Holding Corp.’s existing credit facilities.

In connection with the execution of the agreement, the parties entered into a Framework Agreement to which the parties agree to certain commercial and other arrangements. Material terms of such arrangements include (1) parties will enter into an option agreement as of the closing of the acquisition, pursuant to which Grace will grant the AGY (Cayman) a call option and the AGY (Cayman) will grant Grace a put option, in respect of the 30% interest held by Grace in Main Union; (2) a supply agreement, pursuant to which Grace will purchase certain fiberglass yarn products from AGY, which will have an initial term through December 31, 2013; and (3) the Company guarantees the obligations of AGY (Cayman) under the purchase agreement .

The Company intends to finance the consideration paid pursuant to the purchase agreement through the sale of additional equity to its private equity sponsors as well as available liquidity.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of

AGY Holding Corp. and Subsidiaries

We have audited the accompanying consolidated balance sheet of AGY Holding Corp. and Subsidiaries (a Delaware Corporation) as of December 31, 2006, and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for the period from April 7, 2006, to December 31, 2006 (Successor Company) and the period from January 1, 2006, to April 6, 2006 (Predecessor Company). These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated balance sheet referred to above presents fairly, in all material respects, the financial position of AGY Holding Corp. and Subsidiaries as of December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Further, in our opinion, the consolidated financial statements for the period from April 7, 2006, to December 31, 2006 (Successor Company), and the period from January 1, 2006, through April 6, 2006 (Predecessor Company), referred to above, present fairly, in all material respects, the results of the Successor Company’s operations and cash flows for the period from April 7, 2006, to December 31, 2006, and the Predecessor Company’s operations and cash flows for the period from January 1, 2006, through April 6, 2006, in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Charlotte, North Carolina

March 29, 2007

AGY HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 2006

(dollars in thousands except share and per share amounts)

Assets	December 31, 2006
Current assets:
Cash and cash equivalents	$1,580
Restricted cash (Note B)	1,157
Trade accounts receivables, less allowances of $2,474	16,273
Inventories, net (Note D)	29,183
Deferred tax assets (Note N)	7,358
Other current assets (Note B)	3,373

Total current assets	58,924
Property, plant and equipment, net (Note E)	163,419
Intangible assets, net (Note F)	26,331
Goodwill (Note C)	87,406
Other assets	140

$336,220

Liabilities and Shareholder’s Equity
Current liabilities:
Accounts payable	$6,237
Accrued liabilities (Note G)	15,751
Current portion of long-term debt (Note H)	880

Total current liabilities	22,868
Long-term debt and capital lease obligations (Note H)	176,310
Pension and other employee benefit plans (Note K)	12,549
Deferred tax liabilities (Note N)	29,120

Total liabilities	240,847

Commitments and contingencies (Note O)
Shareholder’s equity (Note J):
Common stock, $.0001 par value per share; 5,000,000 shares authorized; 1,291,667 shares issued and outstanding	0
Additional paid-in capital	98,802
Accumulated deficit	(3,568)
Accumulated other comprehensive income	139

Total shareholders’ equity	95,373

$336,220

The accompanying notes are an integral part of these consolidated financial statements.

AGY HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE PERIOD FROM APRIL 7, 2006 (INCEPTION), THROUGH DECEMBER 31, 2006,

AND JANUARY 1, 2006, THROUGH APRIL 6, 2006

(dollars in thousands)

	Successor Company	Predecessor Company
	For the Period April 7, 2006, through December 31, 2006	For the Period January 1, 2006, through April 6, 2006
Net sales	$124,755	$45,796
Cost of goods sold	102,734	39,217

Gross profit	22,021	6,579
Selling, general and administrative expenses	9,202	24,196
Amortization	1,509	511
Other operating income	1,996	8

Income (loss) from operations	13,306	(18,120)
Other (expense) income:
Interest expense	(13,569)	(2,266)
Other non-operating (expense) income, net	(16)	193
Loss on early extinguishment of debt	(5,702)	0

(Loss) income before income tax (benefit) expense	(5,981)	(20,193)
Income tax expense (benefit) (Note N)	(2,413)	(7,584)

Net (loss) income	$(3,568)	$(12,609)

The accompanying notes are an integral part of these consolidated financial statements.

AGY HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE PERIOD FROM APRIL 7, 2006 (INCEPTION), THROUGH DECEMBER 31, 2006,

AND JANUARY 1, 2006, THROUGH APRIL 6, 2006

(in thousands, except share and per share amounts)

	Common Stock			Accumulated
Predecessor Company	Shares	Amount	Additional Paid-in Capital	Other Comprehensive (Loss) Income	Accumulated Earnings (Deficit)	Total Shareholders’ Equity
Balance, December 31, 2005	1,000,000	0	32,597	(277)	2,551	34,871
Warrants, Anti Dilution and Stock Incentive Plans issued at effective date	291,667	0	0	0	0	0
Decrease in value of Porcher Agreement	0	0	(651)	0	0	(651)
Stock compensation	0	0	18,134	0	0	18,134
Net loss	0	0	0	0	(12,609)	(12,609)
Foreign currency translation adjustment	0	0	0	(451)	0	(451)
Change in fair value of derivative instruments, net of related income tax effect	0	0	0	(13)	0	(13)

Total comprehensive loss						(13,073)

Balance, April 6, 2006	1,291,667	$0	$50,080	$(741)	$(10,058)	$39,281

Successor Company
Balance, April 7, 2006	0	$0	$0	$0	$0	$0
Capital contribution	1,291,667		97,890			97,890
Stock compensation	0	0	912	0	0	912
Comprehensive loss:
Net loss	0	0	0	0	(3,568)	(3,568)
Foreign currency translation adjustment	0	0	0	139	0	139

Total comprehensive loss			0			(3,430)

Balance, December 31, 2006	1,291,667	$0	$98,802	$139	$(3,568)	$95,373

The accompanying notes are an integral part of these consolidated financial statements.

AGY HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE PERIOD FROM APRIL 7, 2006 (INCEPTION), THROUGH DECEMBER 31, 2006,

AND JANUARY 1, 2006, THROUGH APRIL 6, 2006

(dollars in thousands, unless otherwise indicated)

	Successor Company	Predecessor Company
	For the Period from April 7, 2006, through December 31, 2006	For the Period from January 1, 2006, through April 6, 2006
Cash flow from operating activities:
Net loss	$(3,568)	$(12,609)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	11,623	2,628
Amortization of debt issuance costs	179	242
Amortization of intangibles with definite lives	1,509	511
Stock compensation	912	18,134
Gain on sale of alloy	(1,245)	0
Loss on early extinguishment of debt	5,702	0
Noncash sales incentive related to Porcher Agreement	0	1,615
Deferred income taxes	(2,413)	(6,773)
Alloy depletion, net of recoveries	4,601	996
Changes in assets and liabilities:
Trade accounts receivable	881	(778)
Inventories (Note D)	(776)	1,136
Other assets	1,827	253
Accounts payable	(456)	1,038
Accrued liabilities	5,199	(1,729)
Pension and other employee benefit plans	(421)	(1,021)

Net cash provided by operating activities	23,554	3,643

Cash flows from investing activities:
Purchases of property and equipment	(8,199)	(1,487)
Aggregate merger consideration and escrow, net of cash acquired	(275,554)	0

Net cash used in investing activities	(283,753)	(1,487)

Cash flows from financing activities:
Decrease (increase) in restricted cash	149	(23)
Payments on capital leases	(631)	(203)
Issuances of debt	185,000	0
Net (repayments) on LOC	(5,000)
Payments on term loans and revolver	(5,000)	(750)
Capital contribution	97,890	0
Debt issuance costs	(10,768)	0

Net cash provided by (used in) financing activities	261,640	(976)

Effect of exchange rate on cash	139	(125)

Net increase in cash and cash equivalents	1,580	1,055
Cash and cash equivalents, beginning of period	0	2,778

Cash and cash equivalents, end of period	$1,580	$3,833

Supplemental disclosure of cash flow information:
Cash paid for interest	$9,380	$2,100
Cash paid for income taxes	0	103

Supplemental disclosure of noncash financing/investing activities:
Capital contribution related to Porcher Agreement	$0	$(651)
Decrease in fair value of derivative instruments, net of related tax effects	0	(13)

The accompanying notes are an integral part of these consolidated financial statements.

AGY HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006

(dollars in thousands, unless otherwise indicated)

Note A—Description of Business

AGY Holding Corp. and Subsidiaries (collectively, AGY or the Company) is a Delaware corporation with its headquarters in South Carolina. The Company manufactures and sells glass yarn used in a variety of electronic, industrial, construction and specialty applications.

The business is conducted through AGY Holding Corp, its two wholly owned domestic operating subsidiaries, AGY Aiken LLC and AGY Huntingdon LLC, and its two wholly owned foreign subsidiaries, AGY Europe SARL and AG Yarns Canada Inc.

On April 7, 2006, all of the outstanding stock of AGY was acquired by KAGY Holding Company, Inc. (KAGY) in exchange for approximately $271,000 consideration. This transaction and the related expenses and fees were financed by a combination of approximately $98,000 in equity and $185,000 in debt financing (Acquisition). As a result of such transaction, KAGY is required to apply purchase accounting to its financial statements in accordance with Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations”. Under SFAS No. 141, KAGY is required to allocate the purchase price to the assets acquired and liabilities assumed based on their estimated fair values at the date of the acquisition. Accordingly, all assets and liabilities have been recorded at their fair value as of April 7, 2006. All of the purchase accounting adjustments at KAGY have been pushed down to the financial statements of the Company. The consolidated balance sheet and related information at December 31, 2006, reflect final purchase accounting estimates and are referred to as Successor or Successor Company. Financial statement amounts prior to April 7, 2006, including the results of operations and cash flows for the year ended December 31, 2005, and the period from January 1, 2006, through April 6, 2006, reflect operations of AGY prior to the acquisition and are referred to as Predecessor or Predecessor Company.

Note B—Summary of Significant Accounting Policies

Principles of Consolidation

The business is conducted through AGY Holding Corp. and four wholly owned subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

The Company considers cash on hand, cash deposited in financial institutions and money market accounts with maturities of less than 90 days at date of purchase to be cash equivalents. These are stated at cost, which approximates market value.

Restricted Cash

As of December 31, 2006, the Company had approximately $1,157 in restricted cash, which represented funds set aside in escrow for payments to be made for the Predecessor Company’s disputed and allowed claims, resulting from emerging from bankruptcy in April 2004.

Revenue Recognition

Revenues are recognized in accordance with SEC Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition in Financial Statements.” Under SAB No. 104, product revenues (or service revenues) are recognized when persuasive evidence of an arrangement exists, delivery has occurred (or service has been performed), the sales price is fixed and determinable, and collectibility is reasonably assured. Revenues are recorded net of various customer rebates, product returns and cash discounts totaling $3,561 for the period April 7, 2006 through December 31, 2006; $2,803 for the period January 1, 2006 through April 6, 2006 (including $1,600 Porcher equity incentive as discussed in Note I).

Under AICPA Statement of Position (SOP) No. 01-6, “Accounting for Certain Entities (Including Entities with Trade Receivables) That Lend to or Finance the Activities of Others,” the Company has intent and belief that the allowance recorded at December 31, 2006, is adequate. Additionally, the Company has a policy of charging off uncollectible trade receivables and determining past due delinquency status.

Segment Information

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” requires companies to report certain information about operating segments in its financial statements. SFAS No. 131 also requires that Companies report certain information about their products and services, the geographic areas in which they operate, and their major customers.

Sales by geographic area are as follows:

	Successor Company	Predecessor Company
	December 31, 2006	April 6, 2006
North America	$90,541	$32,640
Europe	17,681	7,438
Asia	16,533	5,718

Total	$124,755	$45,796

The Company operates in one business segment that manufactures glassfiber yarns and specialty materials that are used in a variety of industrial and commercial applications. Of the Company’s total assets, approximately 99% are located in the United States.

Inventories

Inventories are stated at the lower of cost or market. Cost, which includes material, labor and overhead, is determined using the first-in, first-out (FIFO) method.

Other Current Assets

As of December 31, 2006, other current assets primarily consist of approximately $1,500 in deposits and prepayments with vendors, approximately $1,400 in prepaid insurance and approximately $500 in non-trade receivables.

Rebuild of Glass-melting Furnaces

Glass-melting furnaces periodically require substantial rebuilding. The time period between rebuilds varies depending upon the utilization of the furnace. The Company capitalizes the cost to rebuild glass-melting furnaces. Such costs are capitalized when incurred and depreciated on a straight-line basis over the estimated useful lives of the rebuilt furnaces, which is approximately 14 years.

Property, Plant and Equipment

Property, plant and equipment in the Successor Company’s opening balance sheet were recorded at the estimated fair market value pursuant to purchase accounting. Additions since the Acquisition are carried at cost. Depreciation is computed principally by the straight-line method over the estimated useful lives of the respective assets. Depreciation on leasehold improvements is based on the lesser of the terms of the respective leases or the estimated economic life of the assets. Improvements are capitalized, while repair and maintenance costs are expensed as incurred.

The estimated useful lives of the assets are as follows:

Buildings and leasehold improvements	10-25 years
Machinery and equipment	7-15 years

Alloy metals are the primary component of the heat-resistant, glass-forming bushings in the Company’s glass-melting furnaces. Molten glass is passed through the bushings to form glass filaments. During the manufacturing process a small portion of the alloy metals is physically consumed. The portion of the alloy metals physically consumed is measured at the time a bushing is reconditioned and is charged to income. The amount of metal loss and the service life of the bushings are dependent upon a number of factors, including the type of furnace and the product being produced. Based upon historical metal loss, the Company’s alloy metals have a useful life of up to 15 years.

Alloy metals are an integral part of the Company’s installed glass-melting furnaces and therefore are, for accounting purposes, classified as property, plant and equipment in the accompanying balance sheets.

Concentration of Credit Risk

Two customers accounted for 37.5% of the Company’s gross accounts receivable as of December 31, 2006 and 42.0% and 44.5% of net sales for the period from April 7, 2006 (inception) through December 31, 2006, and January 1, 2006, through April 6, 2006, respectively.

The Company invests its unrestricted cash and cash equivalents in money market and other interest-bearing accounts. The Company’s primary objective is to ensure capital preservation of its invested funds.

Regularly during the year, the Company maintains unrestricted cash and cash equivalents in accounts with various financial institutions in excess of the amount insured by the Federal Deposit Insurance Corporation. The Company’s management regularly monitors the financial stability of the financial institutions.

Foreign Currency Translation

The Company’s wholly owned subsidiary AGY Europe SARL, located in Lyon, France, provides administrative and managerial support for the Company’s European operations. The assets and liabilities of the Company’s AGY Europe SARL operations are translated from its functional currency to United States dollars at December 31, 2006. Income and expenses are translated at the average exchange rates prevailing during the period.

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Goodwill and Intangible Assets

The Company accounts for goodwill and other intangible assets in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.” Under SFAS No. 142, goodwill and intangible assets with indefinite lives are not amortized. The Company tests such goodwill and other intangible assets with indefinite lives for impairment annually, or more frequently if events or circumstances indicate that an asset might be impaired. Other intangible assets determined to have definite lives are amortized over their useful lives. The Company reviews these other intangible asserts with definite lives for impairment to ensure they are appropriately valued if conditions exist that indicate the carrying value may not be recoverable. Based on management’s analysis, no impairment exists as of December 31, 2006.

Impairment of Long-lived Assets

Pursuant to SFAS No. 144, “Accounting for the impairment or Disposal of Long-Lived Assets,” the Company periodically evaluates long-lived assets, including property, plant and equipment and definite lived intangible assets whenever events or changes in conditions may indicate that the carrying value may not be recoverable. Factors that management considers important that could initiate an impairment review include the following:

•	A significant decrease in the market price of a long-lived asset (asset group),

•	A significant adverse change in the extent or manner in which a long-lived asset (asset group) is being used or in its physical condition,

•	A significant adverse change in legal factors or in the business climate that could affect the value of a long-lived asset (asset group),

•

A current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset (asset group),

•	A current expectation that, more likely than not, a long-lived asset (asset group) will be sold or otherwise disposed of significantly before the end of its previously estimated useful life.

The impairment review requires the Company to estimate future undiscounted cash flows associated with an asset or group of assets. If the future undiscounted cash flows are less than the carrying amount of the asset, the Company must estimate the fair value of the asset. If the fair value of the asset is below the carrying value, the difference will be written off. Estimating future cash flows requires the Company to make judgments regarding future economic conditions, product demand and pricing. Although the Company believes its estimates are appropriate, significant differences in the actual performance of the asset or group of assets may materially affect the Company’s asset values and results of operations. Based on management’s analysis, no impairment charges are necessary as of December 31, 2006.

Derivative Instruments

The Company is exposed to market risk, such as fluctuations in foreign currency exchange rates, commodity prices and interest rates. To manage the volatility relating to these exposures that are not offset within its operations, the Company enters into various derivative transactions pursuant to its risk management policies. The Company does not hold or issue derivative financial instruments for trading or speculative purposes.

Income Taxes

The Company accounts for income taxes under the liability method. Deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory rates to differences between financial statement carrying amounts and tax bases of existing assets and liabilities. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. Management evaluates the Company’s deferred tax assets each year and provides valuation allowances if the realizability of the deferred tax assets is uncertain.

Fair Value of Financial Instruments

The fair value of financial instruments in the accompanying consolidated financial statements approximates the carrying value, unless otherwise disclosed.

Recently Issued Accounting Standards

In May 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements. FIN 48 is effective for the Company beginning January 1, 2007. The Company is still assessing the impact of FIN 48 on the Company’s reported operating results, financial position and existing financial statement disclosures. Based on a preliminary assessment, the Company expects the potential impact of FIN 48 will be immaterial.

In September 2006, FASB issued Statement No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans” – an amendment of FASB Statements No. 87, 88, 106 and 132R, (SFAS No. 158). SFAS No. 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statements of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or change in unrestricted net assets of a not-for-profit organization. This Statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The Company has not yet determined the impact of adopting SFAS No. 158 on it consolidated financial statements. The Company will adopt this statement for the year ending December 31, 2007.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, this Statement does not require any new fair value measurements. The Company has not yet determined the impact of adopting this Statement on its consolidated financial statements. The Company will adopt this statement for the year ending December 31, 2007.

Note C—Business Combinations

The assets and liabilities assumed in connection with the Acquisition were recorded at estimated fair value. The Company has allocated the purchase price based upon fair value.

Restricted cash	$1,306
Accounts receivable, net	17,154
Inventories	28,407
Deferred tax assets	5,557
Other current assets	5,298
Property and equipment	170,199
Goodwill	87,406
Identifiable intangible assets	22,953
Other long term assets	42

338,322
Accounts payable	(6,693)
Accrued liabilities	(10,552)
Pension and other employee benefit plans	(12,970)
Debt and capital lease obligations	(2,821)
Deferred tax liabilities	(29,732)

Total purchase price, net of cash acquired	$275,554

The entire amount of goodwill is amortized for income tax purposes over 15 years.

Note D—Inventories

Inventories, net of reserves of $691, as of December 31, 2006, consist of the following:

December 31, 2006
Finished goods and work in process	$19,545
Materials and supplies	9,638

$29,183

Note E—Property, Plant and Equipment

Property, plant and equipment as of December 31, 2006 consists of the following:

December 31, 2006
Land	$996
Buildings and leasehold improvements	13,413
Machinery and equipment	49,542
Alloy metals	105,620

169,571
Less — Accumulated depreciation	(11,623)

157,948
Construction-in-progress	5,471

$163,419

On April 7, 2006, in conjunction with the acquisition, the Successor Company preliminarily adjusted its property, plant and equipment to its estimated fair value in conjunction with the application of SFAS No. 141. Depreciation expense was $11,623 for the period from April 7, 2006 (inception) through December 31, 2006, and $2,628 for the period from January 1, 2006, through April 6, 2006.

Note F—Intangible Assets

Intangible assets as of December 31, 2006 consist of the following:

	December 31, 2006	Estimated Useful Lives
Intangible assets subject to amortization:
Customer relationships	$4,800	11 years
Trademarks	5,900	15 years
Process technology	10,200	18 years
Deferred financing fees	5,101	5 to 8 years
Covenant not to compete	2,018	3 years

	28,019
Less — Accumulated amortization	(1,688)

Net intangible assets	$26,331

Deferred financing fees are amortized by the straight-line method, which approximates the effective interest method.

Estimated future amortization expense for the next five years consists of the following:

2007	$2,784
2008	2,784
2009	2,293
2010	2,111
2011	2,111
Thereafter	14,248

$26,331

Note G—Accrued Liabilities

Accrued liabilities as of December 31, 2006 consist of the following:

December 31, 2006
Vacation	$2,167
Real and personal property taxes, including prepetition amounts still in negotiation of $1.3 million	3,219
Payroll and benefits	2,789
Profit sharing accrual	1,194
Prepetition vendor invoices still in negotiation	17
Due to Owens Corning	1,486
Prepetition liabilities	1,191
Accrued Interest	3,609
Other	79

Total accrued liabilities	$15,751

Note H—Debt

Financing arrangements as of December 31, 2006 consist of the following:

December 31, 2006
Senior credit facility — Senior secured notes	$175,000
Capital lease obligations	2,190

Total debt	177,190
Less — Current portion	(880)

Total long-term debt	$176,310

Amounts above reflect the principal due under such agreements.

Successor Company—Senior Secured Credit Facility

In connection with the Acquisition on April 7, 2006, the Company entered into a senior secured credit agreement (the New Senior Credit Facility), which provided for:

•	a five-year revolver in an aggregate principal amount of up to $30,000, which includes a $5,000 swing line sub-facility and a $20,000 letter of credit sub-facility;

•

a six-year term loan in an aggregate principal amount of $135,000 secured by a first priority lien on substantially all of the properties and assets of the Company with scheduled amortization of 1% or $1,350 per year, and

•	a seven-year, non-amortizing term loan in an aggregate principal amount of $45,000, secured by a second lien on substantially all of the properties and assets of the Company.

In October 2006, the Company repaid all outstanding borrowings under the New Senior Credit Facility as part of the refinancing of the Company’s indebtedness through a new $40,000 Senior Secured Revolving Credit Facility, the issuance of $175,000 in aggregate principal amount of 11% Senior Second Lien Notes due 2014 and the Company’s cash on hand (the Refinancing).

Successor Company Senior Secured Revolving Credit Facility

The Senior Secured Revolving Credit Facility matures October 2011 and includes a $20,000 sublimit for the issuance of letters of credit and a $5,000 sublimit for swing line loans. The borrowing base for the Senior Secured Revolving Credit Facility is equal to the sum of: (i) an advance rate against eligible accounts receivable of up to 90%, plus (ii) the lesser of (A) 65% of the book value of our eligible inventory (valued at the lower of cost or market) and (B) 85% of the net orderly liquidation value for our eligible inventory, plus (iii) up to $32,500 of our eligible alloy inventory, minus (iv) 100% of market-to-market risk on certain interest hedging arrangements, minus (v) a reserve of $7,500.

At the Company’s option, loans under the Senior Secured Revolving Credit Facility bear interest based on either the eurodollar rate or base rate (a rate equal to the greater of the corporate base rate of interest established by the administrative agent from time to time, and the federal funds effective rate plus 0.50%) plus, in each case, an applicable margin of 1.75% in the case of eurodollar rate loans and 0.75% in the case of base rate loans.

In addition, there are customary commitment fees and letter of credit fees under the Senior Secured Revolving Credit Facility. All obligations under the senior secured revolving credit facility are guaranteed by the company and all of our existing and future direct and indirect domestic subsidiaries. The Company’s obligations under the Senior Secured Revolving Credit Facility are secured, subject to permitted liens and other agreed upon exceptions, by a first-priority perfected security interest in substantially all of the Company’s assets.

The Senior Secured Revolving Credit Facility contains customary representations and warranties and customary affirmative and negative covenants, including, among other things, restrictions on indebtedness, liens, investments, mergers and consolidations, dividends and other payments in respect to capital stock, transactions with affiliates, and optional payments and modifications of subordinated and other debt instruments. The Senior Secured Revolving Credit Facility also includes customary events of default, including a default upon a change of control.

At December 31, 2006, the Company had no cash borrowings outstanding under the Senior Secured Revolving Credit Facility, but had utilized $1,000 of the facility for issued and outstanding standby letters of credit for workers’ compensation obligations. Availability at December 31, 2006, totaled $39,000.

Successor Company Senior Second Lien Notes

In connection with the Refinancing on October 25, 2006, the Company issued $175,000 aggregate principal amount of 11% senior second lien notes due 2014 to an initial purchaser, which were subsequently resold to qualified institutional buyers and non-U.S. persons in reliance upon Rule 144A and Regulation S under the Securities Act of 1933, as amended. Interest on the notes is payable semi-annually on May 15 and November 15 of each year beginning May 15, 2007. The Company’s obligations under the notes are fully and unconditionally guaranteed, jointly and severally, on a second-priority basis, by each of our existing and future domestic subsidiaries, other than immaterial subsidiaries, that guarantee our indebtedness, including our new Senior Secured Revolving Credit Facility, or the indebtedness of any our restricted subsidiaries.

At any time prior to November 15, 2009, the Company may on any one or more occasions redeem up to 35% of the aggregate principal amount of notes issued under the indenture at a redemption price of 111% of the principal amount, plus accrued and unpaid interest and additional interest, if any, to the redemption date, with the net cash proceeds of one or more equity offerings, provided that: (1) at least 65% of the aggregate principal amount of notes originally issued under the indenture (excluding notes held by the Company and its Subsidiaries) remains outstanding immediately after the occurrence of such redemption and (2) the redemption occurs within 90 days of the date of the closing of such equity officering. At any time prior to November 15, 2010, the Company may also redeem all or a part of the notes at a redemption price equal to 100% of the principal amount of notes redeemed plus the applicable make-whole payment. Currently, the Company does not expect to utilize any optional redemption provision.

As of December 31, 2006, the estimated fair value of the Company’s Senior Second Lien Notes was $179,375 versus a recorded book value of $175,000. The fair value of the Notes is estimated on the basis of quoted market prices; however, trading in these securities is limited and may not reflect fair value. The fair value is subject to fluctuations based on the Company’s performance, its credit rating and changes in interest rates for debt securities with similar terms.

The Company believes that cash generated by current operations, the funds available under its new Senior Secured Revolving Credit Facility and existing cash and cash equivalents will be sufficient to meet working capital requirements, service its debt and finance capital expenditures over the next twelve months.

Metal Consignment Facility

In August 2005, we entered into a consignment agreement with Fleet Precious Metals Inc. to lease platinum, one of the alloy metals used in our manufacturing operations, and in April 2006, we amended the consignment agreement, then with Bank of America, N.A. (as assignee of Fleet Precious Metals Inc.), to provide for up to the lesser of $40,000 or the value of 40,000 ounces of platinum. The consignment agreement is now with Bank of Nova Scotia, as assignee of Bank of America, N.A. The platinum facility is payable upon the earlier of the occurrence of an event of default under the agreement or the termination of the agreement, and is collateralized by (i) the leased platinum and (ii) all of our owned platinum, including, without limitation, platinum incorporated in our equipment. Lease payments are payable monthly and, at our election, based on either (i) a floating fee calculated and specified by Bank of Nova Scotia from time to time and initially set at 7.5% per annum or (ii) a fixed fee equal to the precious metals rate, which is the fixed market-based lease rate for the applicable lease period, plus a 2.0% margin. The consignment agreement contains customary events of default, including, without limitation, nonpayment of lease payments, inaccuracy of representations and warranties in any material respect and a cross-default provision with our term loans. The consignment agreement does not contain any financial covenants. The consignment agreement may be terminated by us or Bank of Nova Scotia at any time upon 30 days prior written notice.

Historically, the Company has been leasing under short-term operating leases a portion of the alloy metal needs to support the manufacturing operations. Total lease costs of alloy metals was $709 for the period April 7, 2006 through December 31, 2006, and $182 for the period January 1, 2006 through April 6, 2006.

At December 31, 2006, the Company leased 14,500 ounces of platinum under the Facility, with a notional value of $16,200 as calculated under the Facility. Unused availability at December 31, 2006 was 21,200 ounces of platinum and $23,800. If the market value of the leased platinum exceeds $40,000 or 40,000 ounces for the period from April 7, 2006 (inception), through December 31, 2006, or $20,000 during the other periods, the Company is required to purchase or otherwise provide sufficient platinum to reduce the lease balance. All of the leases outstanding at December 31, 2006 had terms of one to six months with a maturity no later than June 2007 (with future minimum rentals of $193 until maturity in 2007).

Capital Leases

The Company has two capital leases with a major lessor covering manufacturing equipment located at its Huntingdon, PA, and Aiken, SC, facilities. The leases are secured by a first priority lien on the leased assets, which had a $4,500 net book value at December 31, 2006.

As of December 31, 2006, aggregate future minimum lease payments under the leases are as follows:

2007	$929
2008	1,446

Total minimum lease payments	2,375
Less — Amount representing interest	(185)

Total obligation under capital leases	2,190
Less — Current portion	880

Long-term portion	$1,310

Maturities of long-term debt at December 31, 2006, consist of the following:

2007	$880
2008	1,310
2009	0
2010	0
2011	0
Thereafter	175,000

$177,190

As previously discussed, the Company was acquired on April 7, 2006, by Kohlberg and Company, LLC, which was financed by approximately $185,000 of debt. The Company then participated in a $175,000 private placement offering, for which the original

April 7, 2006, debt was liquidated and the corresponding deferred financing costs were written off. The Company also incurred early termination fees, and in total approximately $5,703 of early termination costs were expensed and have been recorded as “Early Extinguishment of Debt” in the consolidated statement of operations.

Note I—Transactions with Related Parties

Predecessor Company

On March 26, 2004, the Company entered into a supply agreement with Porcher Industries that became effective on April 2, 2004. In the supply agreement, Porcher Industries agreed to offer to purchase at least 40% of its glassfiber needs from the Company through December 31, 2006, in exchange for a 15% equity interest in the Company (prior to dilution), which was reallocated to Porcher Industries from the prepetition senior secured lenders’ 85% ownership of the Company upon emergence from Chapter 11 proceedings. In the event that Porcher Industries’ purchases less than 40% of its glassfiber needs from the Company, Porcher Industries percentage of equity would be reduced accordingly and revert to the prepetition senior secured lenders. Porcher Industries satisfied the minimum purchase levels during 2005 and for the period ended April 6, 2006.

The value of the equity granted in exchange for the Porcher supply agreement was treated as a sales incentive. The measurement date for valuing the equity was determined in accordance with EITF 96-18, which provides that the measurement date is the earlier of (i) the date under which the performance by the counterparty to earn the equity instrument is probable because of sufficiently large disincentives for nonperformance or (ii) the date at which the counterparty’s performance is complete. The Company has concluded that there were sufficiently large disincentives for nonperformance for Porcher Industries not to honor the major portion of the 40% minimum purchase needs commitment and, consequently, the major portion of the equity granted under the Porcher supply agreement was measured on April 2, 2004, and included as a component of our April 2, 2004, opening balance sheet.

The remaining portion of the equity granted to Porcher Industries was measured as of April 6, 2006, when all of the outstanding stock of the Company was acquired in the Acquisition. The change in the value of this portion of our equity since April 2, 2004, was recorded as additional paid-in capital and capitalized as an asset to be amortized as a sales incentive over the remaining term of the Porcher supply agreement. At the closing of the Acquisition, the increase in the value of the equity granted to Porcher Industries since April 2, 2004, was approximately $5,600, which resulted in $1,600 in sales incentive being recorded as a reduction in revenues in the period from January 1, 2006, to April 6, 2006.

Successor Company

We have entered into a management agreement with our shareholder pursuant to which our shareholder will provide management and other advisory services. In consideration for ongoing management and other advisory services, the management agreement requires us to pay our shareholder an annual management fee of $750 and to reimburse our shareholder for out-of-pocket expenses incurred in connection with its services. The management agreement also provides that our shareholder will receive transaction fees in connection with certain subsequent financings and acquisition transactions. The management agreement includes customary indemnification provisions in favor of our shareholder and its affiliates.

Note J—Capital Stock and Equity

The Company’s authorized capital consists of a total of 5,000,000 shares of common stock with a par value of $0.0001 per share. The holder of each share has the right to one vote for each share of common stock held and no stockholder has special voting rights other than those afforded all stockholders generally under Delaware law. Stockholders will share ratably, based on the number of shares held, in any and all dividends the Company may declare.

Predecessor Company

Upon emergence from bankruptcy in 2004, the Company issued warrants to purchase up to 125,000 shares of common stock at an exercise price of $0.01 per share to the Unsecured Creditors/Subordinated Noteholders group. However, these warrants were only exercisable upon the occurrence of a “Liquidity Event” (including without limitation any merger or consolidation) that resulted in the sale, conveyance, exchange or transfer of substantially all the shares of capital stock or all or substantially all the property or assets of the Company with proceeds of cash or cash equivalents (the Net Proceeds) of at least $200,000. In the event that a Liquidity Event was consummated within the first 18 months following the Effective Date, the Unsecured Creditors/Subordinated Noteholders group had the option to exchange their right to exercise the warrants for a cash distribution provided that the Net Cash Proceeds were at least $150,000. The warrants had minimal value at the emergence date.

The shares of common stock held by Porcher and the Unsecured Creditors/Subordinated Holders Noteholders group were subject to adjustment to prevent dilution only as a result of the exercise of the warrants. The shares held by the Senior Secured Lenders group were not subject to any antidilution protection.

The shares of common stock held by Porcher are subject to the provisions in favor of the Senior Secured Lenders group holders as set forth in the Porcher Supply Agreement. Pursuant to the terms of this agreement, the parties have agreed that Porcher will forfeit all or portion of the shares back to the Senior Secured Lender Group holders if in any calendar semester beginning January 1, 2004, and ending December 31, 2006, the Porcher Group does not purchase and/or receive credit for purchasing from AGY 40% of the Porcher Group’s total purchases that could be sourced from AGY.

Immediately prior to the Acquisition, 291,667 shares were issued for all outstanding warrants, stock incentive plans and anti-dilution provisions of certain shareholders rights agreements.

At the Acquisition Date, all 1,291,667 outstanding shares of the Company were acquired by KAGY.

Note K—Employee Benefits

Reimbursement Obligation under Owens Corning Defined Benefit Pension Plan

Prior to 1998, the hourly and salaried employees of the Company participated in defined benefit plans maintained by Owens Corning (OC). Under the plans, pension benefits were generally based on an employee’s pay and number of years of service. Contributions to these pension plans were based on the calculations of independent actuaries using the projected unit credit method. Plan assets consisted primarily of equity securities with the balance in fixed income investments. The unrecognized cost of retroactive amendments and actuarial gains and losses were amortized over the average future service period of plan participants expected to receive benefits.

The Company’s pension grow-in liability was created as part of the buyout agreement with OC in September 1998 to continue to offer the same early retirement subsidy to employees that had transferred from Owens Corning to the Company on October 1, 1998, as if they had remained employees of OC. All employees of OC who transferred to the Company as of October 1, 1998, are eligible to receive the grow-in benefit. The frozen accrued benefit as of October 1, 1998, remains a liability of the OC Merged Retirement Plan. Upon retirement from AGY, participants will be entitled to commence benefits from the OC Plan, recognizing service with OC and AGY for retirement eligibility purposes. AGY is obligated to reimburse OC for the value of the early retirement subsidy.

The reimbursements to OC are the difference of (a) and (b) at the time of the employee’s termination or retirement:

(a)	Present value of October 1, 1998, frozen benefit available immediately based on the normal form of payment and applicable early retirement factors

(b)	Present value of October 1, 1998, frozen benefit deferred to age 65

Both present values are determined on the then-applicable General Agreement on Tariffs and Trade (GATT) basis. Employees who terminate before Early Retirement eligibility (defined under the OC Plan as age 55 with ten years of service) or work until Normal Retirement (defined under the OC Plan as age 65) represent no liability to AGY.

The Company’s obligation to OC is unfunded.

In accordance with SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” the following table provides a reconciliation of the changes in the projected pension benefits obligation owed to Owens Corning as of December 31, 2006:

December 31, 2006
Funded status:
Unfunded status at end of period	$(5,119)
Unrecognized net actuarial loss	0

Net pension liability	$(5,119)

A discount rate of 6.0% and 5.75%, was used for the calculation of the SFAS No. 87 liabilities and cost as of December 31, 2006 and April 6, 2006, respectively.

The net periodic pension cost was $219 and $97 from April 7, 2006 (inception), through December 31, 2006, and January 1, 2006, to April 6, 2006, respectively. Plan contributions were $483 and $415 from April 7, 2006 (inception), through December 31, 2006, and January 1, 2006, to April 6, 2006, respectively.

Postretirement

The Company has health care and life insurance benefit plans for certain domestic retired employees and their dependents. The health care plan is unfunded and pays either (1) stated percentages of covered medically necessary expenses, after subtracting payments by Medicare or other providers and after stated deductibles have been met or (2) fixed amounts of medical expense reimbursement. Currently, the retiree medical plans have the following terms: (a) eligibility requirement at age 62; (b) a $3,500 cap on the amount the Company will contribute annually toward pre-Medicare retiree medical expenses, with retiree contributions adjusted annually and (c) provides a post-Medicare spending account at levels of $0 to $1,500, depending on years of service.

As required under special COBRA provisions related to bankruptcy, the retiree medical plan changes summarized above constituted a COBRA triggering event for current retirees and their dependents who participate in the Company’s retiree medical plan and who were affected by the changes. Those retirees who had retired prior to the implementation date were given an option to elect COBRA under the medical plan for active employees as an alternative to coverage under the medical plan for retirees. Approximately 50 retirees elected COBRA under this special provision, and such retirees will be required to pay the monthly COBRA contribution in effect at the date of election and as adjusted each year.

The Company continues to reserve the right to change or eliminate these benefits plans subject to the terms of collective bargaining agreements, if applicable.

Certain of the Predecessor Company’s retirees who retired between October 1, 1998, and December 31, 1999, participate in the retiree medical program of Owens Corning. Employees became eligible to participate in the health care plans upon retirement under the Predecessor Company’s pension plans if they had accumulated 10 years of service after age 45. Some of the plans were contributory, with some retiree contributions adjusted annually. Owens Corning reserved the right to change or eliminate these benefit plans subject to the terms of collective bargaining agreements. The Predecessor Company assumed the liability for these health care and life insurance benefits on September 30, 1998. As a result, the Company reimburses Owens Coming for actual expenses incurred for these certain retirees.

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) introduced a prescription drug benefit under Medicare, as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to that provided under the Act. As of January 1, 2006, the Owens Corning Plan was amended to integrate with the Act, affecting AGY retirees who are covered under the Owens Corning Plan. Specifically, the post-65 prescription drug program was discontinued, and the post-65 spending account was increased by $1,000.

The Company’s net postretirement benefits cost included the following assumptions:

	Successor Company	Predecessor Company
Discount rate	6.0%	5.75%
Initial health care cost trend rate	12%	12%
Ultimate health care trend rate	5%	5%

The funded status of the postretirement benefit plans at December 31, 2006 is summarized below:

December 31, 2006
Funded status:
Unfunded status at end of period	$(7,430)
Unrecognized net actuarial loss	0
Unrecognized prior service cost	0

Net postretirement benefit obligation	$(7,430)

Assumed health care trend rates have significant effect on the amounts reported for the health care plans. Because of the historical trend in health care costs and anticipated future trends, a decrease in the health care trend rate is improbable. At December 31, 2006, a one percentage-point increase in assumed health care cost trend rates would have the following effects:

	1% Increase	1% Decrease
Effect on:
Accumulated postretirement benefit obligation	$(30)	$34
Service cost	0	0
Interest cost	(2)	2

The net periodic postretirement benefit cost was $541 and $53 from April 7, 2006 (inception), through December 31, 2006, and January 1, 2006, to April 6, 2006, respectively. Actual postretirement plan contributions were $696 and $756 from April 7, 2006 (inception), through December 31, 2006, and January 1, 2006, to April 6, 2006, respectively.

Future estimated annual benefit payments for pension and postretirement benefit obligations as of December 31, 2006, are as follows:

	Benefits
Year	Pension	Postretirement
2007	$550	$698
2008	622	682
2009	683	651
2010	667	631
2011	701	625
Thereafter	2,746	3,375

Defined Contribution Plan

AGY has a defined contribution 401(k) plan that allows qualifying employees to contribute up to 15.0% of their annual pretax or after-tax compensation subject to Internal Revenue Service (IRS) limitations. Employer contributions to the plan are dependent on the Company’s annual financial performance. For each of the periods January 1, 2006 to April 6, 2006, and April 7, 2006 (inception), through December 31, 2006, the Company contributed $500.

Note L—Stock-based Compensation

Successor Company

On April 7, 2006, KAGY adopted the 2006 stock option plan that provides that up to 1,335,000 shares of the Company’s common stock are reserved for issuance under this plan, pursuant to the exercise of options. At December 31, 2006, KAGY had granted 1,080,000 stock options to employees with an exercise price of $10 under this plan, all contingent upon continuous employment through the date of vesting. 50% of these stock options vest over a three-year period (one-third on April 7, 2007; one-third on April 7, 2008, and one-third on April 7, 2009). The remaining 50% will vest based on the Company’s next three years’ financial performances. These options have a term of 10 years from the grant date.

On April 7, 2006, KAGY also granted 100,000 restricted stock units pursuant to the terms of a certain employment agreement. These restricted stock units vest 50% on April 7, 2007, and 50% on April 8, 2008, and are subject to certain forfeiture conditions.

The Company accounts for the options under the provisions of SFAS No. 123R, “Share-Based Payment,” (SFAS No. 123R) which is effective for all awards granted, modified, repurchased or canceled after June 15, 2005, and requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The grant date fair value is to be estimated using option-pricing models adjusted for the unique characteristics of those instruments. In calculating the impact for options and restricted stock units granted, the Company has estimated the fair value of each option grant by using the Black-Scholes option-pricing model and the vesting probability of these stock awards. This model derives the fair value of stock options based on certain assumptions related to expected stock price volatility, expected option life, risk free interest rate and dividend yield. The Company’s estimated volatility is based on the historical volatility of other publicly traded companies in the same industry. The Company’s expected option life is based upon the average of the vesting term and the life of the options. The risk free interest rate is based upon the US Treasury yield curve appropriate to the term of the Company’s stock option awards. The estimated dividend rate is zero and no forfeiture rate was applied as no forfeitures are expected. Assumptions will be evaluated and revised, as necessary, to reflect market conditions and experience for new options granted. Based on the fair value-based method, the stock based compensation recorded in the accompanying financial statements is estimated at $900 at December 31, 2006. The remaining unrecognized compensation expense at December 31, 2006, is approximately $4,500 and the intrinsic value of the options at December 31, 2006, was minimal.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility.

The fair value of each grant was calculated with the following weighted-average assumptions:

Year of Grant	2006
Risk-free interest rate	5.0%
Expected life of option in years	6.5
Expected dividend yield	—
Expected volatility	30

In 2005, the Company granted 129,167 deferred stock units to employees under the 2004 Management Stock Incentive Plan. These deferred stock units vested ratably over periods up to four years or immediately upon a change of control. The value of these deferred stock units was estimated by management to be approximately $23,559 based on the share price expected to be paid at the closing of the Acquisition on April 7, 2006. The Company recognized compensation expense of $18,134 for the period from January 1, 2006, to April 6, 2006.

Note M—Derivative Instruments and Hedging Activities

The Company uses interest rate swap and cap agreements to manage the risk that fluctuations in interest rates will affect the amount of future interest payments. The differential paid or received under these agreements is recognized at their fair value in the accompanying consolidated balance sheet. At December 31, 2006, the Company had no interest rate hedging agreements in effect.

The Company also from time to time enters into fixed-price agreements for its natural gas commodity requirements to reduce the variability of the cash flows associated with forecasted purchases of natural gas. In December 2006, the Company entered into an agreement to hedge a total of 260,000 MMBtu’s of the commodity at an average fixed price of $7.69 (excluding delivery cost) for the period January through June 2007, representing approximately 85% of the Company’s forecast commodity requirements for the period January through March 2007 and 30% of the Company’s forecast commodity requirements for the period April through June 2007. As of December 31, 2006, the total notional value of the remaining commodity hedging instrument was $2,000, and the approximate fair value was not material.

Note N—Income Taxes

The provision (benefit) for income taxes for periods from April 7, 2006, to December 31, 2006, and from January 1, 2006, through April 6, 2006, respectively, consist of the following:

	Successor Company			Predecessor Company
	December 31, 2006			April 6, 2006
	Current	Deferred	Total	Current	Deferred	Total
Federal	$0	$(2,253)	$(2,253)	$16	$(6,280)	$(6,264)
State	0	(160)	(160)		(492)	(492)
Foreign	0	0	0	(828)	0	(828)

	$0	$(2,413)	$(2,413)	$(811)	$(6,772)	$(7,584)

The difference between the effective tax rate used in the statement of income and the expected tax rate (computed by applying the United States federal corporate tax rate of 34% to income before income taxes) is as follows:

	Successor Company	Predecessor Company
	December 31, 2006	April 6, 2006
Computed expected tax benefit	$(2,186)	$(6,866)
State taxes, net of federal benefit	(160)	(484)
Nondeductible items	19	7
Foreign taxes	0	(828)
Non deductible transaction fees	0	744
Extraterritorial income exclusion	(86)	(157)
Foreign tax valuation allowance	0	0

Income tax benefit	$(2,413)	$(7,584)

The tax effect of temporary differences, which give rise to deferred tax assets (liabilities), is as follows:

December 31, 2006
Pension and other employee benefit plans	$630
Accrued liabilities	3,182
Other	0
Loss carryforward	3,546

Current deferred tax asset	7,358

Intangible assets	(7,180)
Pension and other employee benefit plans	4,820
Property, plant and equipment	(35,924)
Loss carryforward	9,225
Foreign loss carry forward	154
Other	(61)

Long-term deferred tax liability before valuation allowance	(28,966)
Valuation allowance	(154)

Net long-term deferred tax liability	(29,120)

Net deferred tax liability	$(21,762)

The Company has determined that, at present, it is still more likely than not that its foreign loss carryforwards will not be realized. Therefore, a valuation allowance has been provided to reduce the carrying amount of these carry forwards.

The Tax Reform Act of 1986 enacted a complex set of rules limiting the potential utilization of net operating loss and tax credit carryforwards in periods following a corporate “ownership change.” In general, for federal income tax purposes, an ownership change is deemed to occur if the percentage of stock of a loss corporation owned (actually, constructively and, in some cases, deemed) by one or more “5% shareholders” has increased by more than 50 percentage points over the lowest percentage of such stock owned during a three-year testing period. The Acquisition on April 7, 2006, represented such an ownership change, which could potentially limit the future utilization of the Company’s net operating losses.

At December 31, 2006, the Company had net operating loss carryforwards of approximately $33,534 for income tax purposes that will expire in 2026. These carryforwards are subject to limitation as described above.

Note O—Commitments and Contingencies

The Company is not a party to any significant litigation or claims, other than routine matters incidental to the operation of the Company. The Company does not expect that the outcome of any pending claims will have a material adverse effect on the Company’s financial position or liquidity.

The Company is self-insured for certain elements of their employee benefits, including workers’ compensation, but limits its liability through stop-loss insurance and annual plan maximum insurance limits. Self-insurance liabilities are based on claims filed and estimates of claims incurred but not reported.

On July 7, 2003, Canada Customs and Revenue Agency (CCRA) issued an assessment of corporate income tax due in the amount of $5,000 for the year ended December 31, 1999. On September 30, 2003, the Company filed a Notice of Objection with CCRA setting forth its reasons why the Company believes the assessment was made in error and requesting the audit of the aforementioned year be reopened. In July 2006, the Company received a payment from CCRA for approximately $500, which represented a refund of the monthly estimated penalty and interest payments the Company had been making to CCRA. In June 2006, the Company received a notice from CCRA that the final assessment of corporate income taxes due to CCRA represented approximately $8. Accordingly, the accrued amount of approximately $400 was reduced to $8 at April 6, 2006.

The Company leases equipment under operating leases. Total rent expense for the period from April 7, 2006 (inception), through December 31, 2006, and January 1, 2006, to April 6, 2006, was $81 and $23, respectively. The minimum future rental commitments under operating leases having noncancelable lease terms in excess of one year are nominal to the Company’s operations.

The Company has signed a three-year contract to purchase marbles from Owens Corning. The Company is obligated to make minimum purchase amounts as follows:

Minimum Purchases
2007	$2,925
2008	3,180
2009	2,783

$8,888