Form 10-Q
period 2009-03-31
AGY Holding Corp.
filed 2009-05-14
CIK 1431824

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2009

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☒	Smaller Reporting Company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

There is no established trading market for the Common Stock of the registrant. As of May 13, 2009, there were 1,291,667 shares of common stock outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. – Consolidated Financial Statements

AGY Holding Corp. and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands except share and per share data)

	March 31, 2009 (Unaudited)	December 31, 2008 (1)
Assets
Current assets:
Cash	$2,639	$4,760
Restricted cash	1,240	1,239
Trade accounts receivables, less allowances of $2,873 and $3,604 at March 31, 2009 and December 31, 2008, respectively	9,364	14,023
Inventories, net	48,050	39,992
Deferred tax assets	6,708	6,708
Other current assets	2,558	2,115

Total current assets	70,559	68,837
Property, plant and equipment, and alloy metals, net	178,080	178,880
Intangible assets, net	20,952	21,453
Goodwill	84,992	84,992
Other assets	227	1,325

TOTAL	$354,810	$355,487

Liabilities and Shareholder’s Equity
Current liabilities:
Accounts payable	$9,992	$9,494
Accrued liabilities	18,566	17,662

Total current liabilities	28,558	27,156
Long-term debt	192,700	191,400
Pension and other employee benefit plans	10,893	10,917
Deferred tax liabilities	26,584	27,709

Total liabilities	258,735	257,182

Commitments and contingencies
Shareholder’s equity:
Common stock, $.0001 par value per share; 5,000,000 shares authorized; 1,291,667 shares issued and outstanding	—	—
Additional paid-in capital	102,176	101,729
Accumulated deficit	(6,724)	(4,047)
Accumulated other comprehensive income	623	623

Total shareholder’s equity	96,075	98,305

TOTAL	$354,810	$355,487

(1)	Derived from audited financial statements

The accompanying notes are an integral part of the unaudited consolidated financial statements.

AGY Holding Corp. and Subsidiaries

Consolidated Statements of Operations

(Dollars in thousands, unless otherwise noted)

	(Unaudited) Three Months Ended March 31,
	2009	2008
Net sales	$39,614	$57,965
Cost of goods sold	32,619	48,732

Gross profit	6,995	9,233
Selling, general and administrative expenses	4,254	4,439
Restructuring charges	518	—
Amortization of intangible assets	251	465
Other operating (expense) income	(1,690)	11

Income from operations	282	4,340
Other non-operating (expense) income:
Interest expense	(5,131)	(6,619)
Other income, net	1,104	196

Loss before income tax benefit	(3,745)	(2,083)
Income tax benefit	1,068	769

Net loss	$(2,677)	$(1,314)

The accompanying notes are an integral part of the unaudited consolidated financial statements.

AGY Holding Corp. and Subsidiaries

Consolidated Statements of Cash Flows

(Dollars in thousands, unless otherwise noted)

	(Unaudited)
	Three months Ended March 31,
	2009	2008
Cash flow from operating activities:
Net loss	$(2,677)	$(1,314)
Adjustments to reconcile (net loss) to net cash (used in) provided by operating activities:
Depreciation	2,415	2,700
Alloy metals depletion, net	3,042	2,425
Amortization of debt issuance costs	180	180
Amortization of intangibles with definite lives	251	465
Loss on sale, disposal or exchange of property and equipment and alloy metals	38	41
Gain on early extinguishment of debt	(1,138)	—
Effect of adopting SFAS No. 141(R) for acquisition-related costs	1,098	—
Stock compensation	447	348
Deferred income tax benefit	(1,125)	—
Changes in assets and liabilities:
Trade accounts receivable	4,659	(5,423)
Inventories	(8,058)	1,179
Other assets	(443)	(1,960)
Accounts payable	341	2,283
Accrued liabilities	904	4,015
Pension and other employee benefit plans	(24)	326

Net cash (used in) provided by operating activities	(90)	5,265

Cash flows from investing activities:
Purchases of property and equipment and alloy metals	(4,538)	(19,888)
Increase in restricted cash	(1)	(7)

Net cash used in investing activities	(4,539)	(19,895)

Cash flows from financing activities:
Proceeds from Revolving Credit Facility borrowings	18,550	28,600
Payments on Revolving Credit Facility borrowings	(14,250)	(16,950)
Purchases of Senior Secured Notes	(1,793)	—
Payments on capital leases	—	(72)

Net cash provided by financing activities	2,507	11,578

Effect of exchange rate changes on cash	1	(3)
Net decrease in cash	(2,121)	(3,055)
Cash, beginning of period	4,760	5,204

Cash, end of period	$2,639	$2,149

Supplemental disclosures of cash flow information:
Cash paid for interest	$214	$120

Cash paid for income taxes	$37	$113

Supplemental disclosures of non cash financing/investing activities:
Construction in-progress included in accounts payable	$1,644	$1,371

The accompanying notes are an integral part of the unaudited consolidated financial statements

AGY HOLDING CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, unless otherwise noted)

1. Description of Business and Overview

AGY Holding Corp. is a Delaware corporation with its headquarters in South Carolina. AGY Holding Corp. and its subsidiaries (collectively, “AGY” or the “Company”) is a leading manufacturer of advanced glass fibers that are used as reinforcing materials in numerous diverse, high-value applications, including aircraft laminates, ballistic armor, pressure vessels, roofing membranes, insect screening, architectural fabrics, and specialty electronics. AGY is focused on serving end-markets that require glass fibers for applications with demanding performance criteria, such as the aerospace, defense, construction, electronics, automotive, and industrial end-markets.

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

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of items of a normal recurring nature) considered necessary for a fair statement of financial condition and results of operations have been included. Interim operating results are not necessarily indicative of the results to be expected for any other interim period or for the full year.

The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis and the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008 (the “2008 Form 10-K”).

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates and are subject to risks and uncertainties, including those identified in the “Risk Factors” section of our 2008 Form 10-K. Changes in the facts and circumstances may have a significant impact on the resulting financial statements.

Adoption of new accounting standards

Effective January 1, 2009, we adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), Business Combinations (“SFAS No. 141(R)”), which became effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Among other things, SFAS No. 141(R) requires that all acquisition-related costs be expensed as incurred. At December 31, 2008, under the prior guidance of SFAS No. 141, we had deferred $1,098 of acquisition-related costs associated with our proposed acquisition of a majority interest in a Chinese company. In adopting this new accounting standard, we wrote-off (classified as “other operating expense” in the statement of operations for the three months ended March 31, 2009) the $1,098 of acquisition-related costs incurred and deferred at December 31, 2008. We also expensed $556 of incremental advisory, legal and accounting fees that we incurred during the three months ended March 31, 2009 in connection with this proposed transaction. If the previously described business combination is consummated, we will apply the other provisions of SFAS No. 141(R) to our accounting for this acquisition.

On January 1, 2009, we adopted SFAS No. 160, Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51, (“SFAS No. 160”), which establishes accounting and reporting standards that require the noncontrolling interest to be identified, labeled, and presented in the consolidated balance sheet within equity, but separate from the parent’s equity. SFAS No. 160 also requires that the amount of consolidated net income attributable to the parent and to the noncontrolling interest be identified and presented on the face of the consolidated statement of operations. This adoption of SFAS No. 160 had no impact on our results of operations, cash flows or financial position, as all our subsidiaries are wholly owned.

On January 1, 2009, we adopted SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133, (“SFAS No. 161”), which requires enhanced disclosures about an entity’s derivative and hedging activities. SFAS No. 161 does not change the accounting for derivative instruments. See Note 13 to the interim consolidated financial statements for enhanced disclosures required by SFAS No. 161.

Effective January 1, 2008, we adopted the Financial Accounting Standards Board (“FASB”) Statement No. 157, Fair Value Measurements (“SFAS No. 157”), for financial assets and liabilities. The initial adoption of SFAS No. 157 did not impact the Company’s results of operations, cash flows, or financial position. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157, which allowed companies to defer the adoption of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those items that are recognized or disclosed at fair value on an annual or more frequently recurring basis, until years beginning after November 15, 2008. In accordance with this interpretation, on January 1, 2009, we adopted the provisions of SFAS No. 157 related to our nonfinancial assets and liabilities. However, there were no nonfinancial assets and liabilities requiring initial measurement or subsequent remeasurement during the first quarter of 2009.

In October 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-3 to clarify the application of SFAS No. 157 in a market that is not active and to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP No. FAS 157-3 was effective upon issuance; however, the adoption of FSP No. FAS 157-3 did not have an impact on our results of operations, cash flows, or financial position.

In April 2008, the FASB issued FSP No. FAS 142-3, Determination of the Useful Life of Intangible Asset. FSP No. FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R) and other generally accepted accounting principles. FSP No. FAS 142-3 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008. The adoption of FSP No. FAS 142-3 did not have a material impact on our results of operations, cash flows, or financial position.

Recently issued accounting standards

In April 2009, the FASB issued FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Indentifying Transactions That Are Not Orderly, which requires entities to assess whether certain factors exist that indicate that the volume and level of market activity for an asset or liability have decreased or that transactions are not orderly. If, after evaluating those factors, the evidence indicates there has been a significant decrease in the volume and level of activity in relation to normal market activity, observed transactional values or quoted prices may not be determinative of fair value and adjustment to the observed transactional values or quoted prices may be necessary to estimate fair value. FSP No. FAS 157-4 is effective for interim and annual periods ending after June 15, 2009. We are currently assessing the impact FSP No. FAS 157-4 will have on our results of operations, cash flows, or financial position.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures About Fair Value of Financial Instruments (“FSP”). This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim financial statements as well as for annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in all interim financial statements. This FSP is effective for interim reporting periods ending after June 15, 2009. The adoption of the provisions of this FSP will not impact our results of operations, cash flows, or financial position.

In May 2008, the FASB issued Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”). SFAS No. 162 identifies a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with GAAP for non-governmental entities. SFAS No. 162 directs the GAAP hierarchy to the entity, not the independent auditors, as the entity is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. SFAS No. 162 is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Presenting Fairly in Conformity with Generally Accepted Accounting Principles. We are currently evaluating the new statement and believe that, if it is approved in its current form, it will not have a material impact on the determination or reporting of our results of operations, cash flows, or financial position.

3. Inventories, net

Inventories, net of reserves for excess, obsolete, and lower of cost or market adjustments of $2,162 and $1,482 as of March 31, 2009 and December 31, 2008, respectively, consist of the following:

	March 31, 2009	December 31, 2008
Finished goods and work in process	$38,104	$30,180
Materials and supplies	9,946	9,812

	$48,050	$39,992

4. Property, Plant and Equipment and Alloy Metals

Property, plant and equipment and alloy metals consist of the following:

	March 31, 2009	December 31, 2008
Land	$861	$861
Buildings and leasehold improvements	15,042	15,029
Machinery and equipment	73,790	73,000
Alloy metals (net of depletion)	114,844	117,924

	204,537	206,814
Less – Accumulated depreciation	(35,548)	(33,138)

	168,989	173,676
Construction-in-progress	9,091	5,204

	$178,080	$178,880

Depreciation expense was $2,415 and $2,700 in the three months ended March 31, 2009 and 2008, respectively, and depletion of alloy metals was $3,042 and $2,425 (net of recoveries and excluding expense to process such recoveries), in the three months ended March 31, 2009 and 2008, respectively.

5. Intangible Assets

Intangible assets subject to amortization and trademarks, which are not amortized, consist of the following:

	March 31, 2009	December 31, 2008	Estimated Useful Lives
Intangible assets subject to amortization:
Customer relationships	$4,800	$4,800	11 years
Process technology	10,200	10,200	18 years
Deferred financing fees	5,075	5,145	5 to 8 years
Covenant not to compete	2,018	2,018	3 years

Sub-Total	22,093	22,163
Less – Accumulated amortization	(6,754)	(6,323)

	15,339	15,840
Trademarks – not amortized	5,613	5,613

Net intangible assets	$20,952	$21,453

Deferred financing fees are amortized by the straight-line method, which approximates the effective interest method.

During the first quarter of 2009, the Company purchased $3,000 (face amount) of its 11% senior secured second lien notes (“Notes”) (see Note 8). The allocable portion of debt issuance costs related to these Notes of $70 was netted against the gain on the repurchase of the Notes in “other non-operating income”.

6. Restructuring Initiatives

During the first quarter of 2009, we initiated several actions throughout the Company to reduce our cost structure and streamline our processes. Such actions included, but were not limited to, the temporary reduction of manufacturing capacity and associated workforce, including certain reductions in salaried personnel.

For the three months ended March 31, 2009, we recorded $518 in restructuring charges that related primarily to severance and outplacement costs for the salaried positions that we eliminated.

Costs incurred, paid, and unpaid liabilities from the Company’s 2009 restructuring initiatives are summarized below:

	Severance Costs	Others	Total
Balance as of December 31, 2008	$—	$—	$—
Restructuring Costs Incurred	455	63	518
Payments	(300)	(7)	(307)

Balance as of March 31, 2009	$155	$56	$211

7. Accrued Liabilities

Accrued liabilities consist of the following:

	March 31, 2009	December 31, 2008
Vacation	$2,417	$2,371
Real and personal property taxes, excluding prepetition amounts still in negotiation	4,518	4,216
Pre-petition real and personal property taxes	999	999
Payroll and benefits	1,491	1,057
Unpaid severance costs	155	—
Variable compensation accrual	—	3,629
Amount due for pension and retiree medical reimbursement	420	1,540
Accrued interest	7,135	2,444
Current portion of pension and other employee benefits	1,055	1,055
Other	376	351

Total accrued liabilities	$18,566	$17,662

At March 31, 2009 and December 31, 2008, the Company had $1,240 and $1,239 of restricted cash in escrow, respectively, for disputed and allowed claims resulting from the Company, under prior ownership, emerging from bankruptcy in 2004. The Company had remaining accrued liabilities of both $999 at March 31, 2009 and December 31, 2008, for such disputed real and personal property taxes.

8. Debt

Principal amounts of indebtedness outstanding under the Company’s financing arrangements consist of the following:

	March 31, 2009	December 31, 2008
Senior secured notes	$172,000	$175,000
Senior secured revolving credit facility	20,700	16,400

Total debt	192,700	191,400
Less – Current portion	—	—

Total long-term debt	$192,700	$191,400

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

At March 31, 2009 and December 31, 2008, we had $20,700 and $16,400 borrowings, respectively, outstanding under the Credit Facility. The weighted average interest rate for cash borrowings outstanding as of March 31, 2009, was 2.4%. At March 31, 2009 and December 31, 2008, we also issued approximately $950 and $450, respectively, of standby letters of credit primarily for collateral required for workers’ compensation and utilities obligations. Borrowing availability at March 31, 2009 and December 31, 2008, was approximately $18,350 and $23,150, respectively.

The Credit Facility contains customary representations and warranties and customary affirmative and negative covenants, including, among other things, restrictions on indebtedness, liens, investments, mergers and consolidations, dividends and other payments in respect to capital stock, transactions with affiliates, and optional payments and modifications of subordinated and other debt instruments. The Credit Facility also includes customary events of default, including a default upon a change of control. We were in compliance with all such covenants at March 31, 2009 and December 31, 2008.

Senior Secured Notes

On October 25, 2006, we issued $175,000 aggregate principal amount of 11% senior secured second lien notes (“Old Notes”) due 2014 to an initial purchaser, which were subsequently resold to qualified institutional buyers and non-U.S. persons in reliance upon Rule 144A and Regulation S under the Securities Act of 1933, as amended. On May 8, 2008, we filed with the United States Securities and Exchange Commission (“SEC”) a registration statement on Form S-4 under the Securities Act of 1933 to exchange all of the Old Notes for the 11% senior secured second lien exchange notes (“Notes”); such exchange was fully consummated and closed on July 11, 2008. The Notes are identical in all respects to the Old Notes except:

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

In February 2009, we repurchased $3,000 face amount of Notes for $1,792 plus accrued interest of $92 and commission of $8, resulting in a net gain on extinguishment of debt of $1,138 (net of $70 of deferred financing fees written off), classified as “other non-operating income”.

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

As of March 31, 2009 and December 31, 2008, the estimated fair value of the Notes was $104,920 and $105,000, respectively, compared to a recorded book value of $172,000 and $175,000, respectively. The fair value of the Notes is estimated on the basis of quoted market prices; however, trading in these securities is limited and may not reflect fair value. The fair value is subject to fluctuations based on, among other things, the Company’s performance, its credit rating and changes in interest rates for debt securities with similar terms.

Maturities of Long-Term Debt

Maturities of long-term debt at March 31, 2009 consist of the following:

2011	$20,700
2014	172,000

$192,700

9. Capital Stock and Equity

The authorized capital of AGY Holding Corp. consists of a total of 5,000,000 shares of common stock with a par value of $0.0001 per share. All 1,291,667 outstanding shares of the Company have been owned by Holdings since the Acquisition on April 7, 2006. The holder of each share has the right to one vote for each share of common stock held and no shareholder has special voting rights other than those afforded all shareholders generally under Delaware law. Shareholders will share ratably, based on the number of shares held, in any and all dividends the Company may declare. As indicated in Note 8, the payment of dividends is restricted by the Credit Facility and no dividends were paid in either the three months ended March 31, 2009 or in 2008.

10. Employee Benefits

Pension and other Postretirement Benefits

Pension Benefits - As described more fully in our 2008 Form 10-K, we have a reimbursement obligation to Owens Corning (“OC”) under OC’s defined benefit pension plan covering certain of our employees. Our obligation to OC is unfunded. We do not have a defined benefit pension plan.

Other Postretirement Benefits - We have a postretirement benefit plan that covers substantially all of our domestic employees. Upon the completion of the attainment of age sixty-two and ten years of continuous service, an employee may elect to retire. Employees eligible to retire may receive limited postretirement health and life insurance benefits. We also have an unfunded reimbursement obligation to OC for certain of our retirees who retired under OC’s retiree medical plan.

Net periodic benefit costs for the three months ended March 31, 2009 and 2008, are as follows:

	For the Three Months Ended March 31,
	Pension Benefits		Post-Retirement Benefits
	2009	2008	2009	2008
Service cost	$—	$—	$112	$105
Interest cost	68	74	109	105
Amortization of unrecognized gains	—	—	(3)	—

Total net periodic benefit cost	$68	$74	$218	$210

Expected net employer contributions for the defined benefit plan for the year ending December 31, 2009 are $604. Expected net employer contributions for the postretirement benefit plan for the year ending December 31, 2009 are $451.

Defined Contribution Plan

We have a defined contribution 401(k) plan that allows qualifying employees to contribute up to 30% of their annual pretax or after-tax compensation subject to Internal Revenue Service (IRS) limitations. Effective January 1, 2007, AGY provides a matching employer contribution of 50% of up to 6% of each participant’s before-tax salary deferral. In addition, AGY may make an employer contribution to the plan based on the Company’s annual financial performance. For the three months ended March 31, 2009 and 2008, we contributed $186 and $204, respectively.

11. Stock-based Compensation

Our stock-based compensation includes stock options and restricted stock as described in our 2008 Form 10-K. Total stock-based compensation was $447 and $348 at March 31, 2009 and 2008, respectively. No additional stock options or restricted stock were granted, exercised, forfeited or expired during the three months ended March 31, 2009.

12. Comprehensive Loss

Comprehensive loss represents net loss and other gains and losses affecting shareholder’s equity that are not reflected in our consolidated statements of operations. The components of comprehensive loss for the three months ended March 31, 2009 and 2008 were as follows:

	Three Months Ended March 31,
	2009	2008
Net loss	$(2,677)	$(1,314)
Currency translation adjustments	—	(2)

Comprehensive loss	$(2,677)	$(1,316)

13. Derivative Instruments and Hedging Activities

We from time to time enter into fixed-price agreements for our natural gas commodity requirements to reduce the variability of the cash flows associated with forecasted purchases of natural gas. At March 31, 2009 and December 31, 2008, we had existing contracts for physical delivery of natural gas at our Aiken, SC facility that fix the commodity cost of natural gas for approximately 100% and 82% of our estimated natural gas purchase requirements in the next nine and twelve months, respectively. Although these contracts are considered derivative instruments, they meet the normal purchases exclusion contained in SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities — an amendment of FASB Statement No. 133, and SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, and are therefore exempted from the related accounting requirements.

We also use, on occasion, foreign currency derivatives to manage the risk associated with fluctuations in foreign exchange rates. Associated with a purchase commitment, in euros, of certain manufacturing equipment, in February 2008, we entered into forward contracts to purchase 3.3 million euros to hedge the exposure to changes in value of the Euro to the U.S dollar. All the contracts matured in the second and third quarters of 2008, and were accounted for as fair value hedges. At March 31, 2009 and December 31, 2008, we had no foreign currency hedging agreements in effect.

14. Alloy Metals Leases

We lease under short-term operating leases (generally with lease terms from one to twelve months) a portion of the alloy metals needed to support our manufacturing operations. During the three months ended March 31, 2009 and 2008, total lease costs of alloy metals were approximately $1,070 and $1,850, respectively, and were classified as a component of cost of goods sold.

We leased alloy metals under the following three agreements during the three months ended March 31, 2009 and in 2008:

Metal Consignment Facility — AGY has had a consignment agreement in place with Bank of Nova Scotia, as assignee of Bank of America, N.A., which was assignee of Fleet Precious Metals Inc., to lease platinum, one of the alloy metals used in our manufacturing operations since August 2005. In March 2008, as a result of the increase in platinum market prices, the prior consignment limit was amended to provide up to the lesser of: a) $69,600; b) the value of 32,000 ounces of platinum; or c) $42,000 plus two times the then-available undrawn face amount of letters of credit securing the agreement. The platinum facility is payable upon the earlier of the occurrence of an event of default under the agreement or the termination of the agreement, and is collateralized by (i) the leased platinum and (ii) all of the Company’s owned platinum, including, without limitation, platinum incorporated into equipment. Lease payments are payable monthly and, at our election, based on either (i) a floating fee calculated and specified by Bank of Nova Scotia from time to time and initially set at 7.5% per annum or (ii) a fixed fee equal to the precious metals rate, which is the fixed market-based lease rate for the applicable lease period, plus a 2.0% margin. The consignment agreement contains customary events of default, including, without limitation, nonpayment of lease payments, inaccuracy of representations and warranties in any material respect and a cross-default provision with the Credit Facility and the Notes. The consignment agreement does not contain any financial covenants. Bank of Nova Scotia or we may terminate the consignment agreement at any time upon 30 days prior written notice.

At March 31, 2009 and December 31, 2008, we leased 27,400 and 28,800 ounces, respectively, of platinum under the facility, with a notional value of approximately $21,000 and $25,900, respectively, as calculated under the facility. Unused availability at March 31, 2009 and December 31, 2008, was approximately 4,600 and 3,200 ounces of platinum and $38,800 and $43,700, respectively. If the market value of the leased platinum exceeds $69,600 or 32,000 ounces, the Company is required to purchase or otherwise provide sufficient platinum to reduce the lease balance. At March 31, 2009 and December 31, 2008, there were no outstanding letters of credit securing the agreement. All of the leases outstanding at March 31, 2009 had initial terms of one to twelve months, maturing no later than October 7, 2009 (with future minimum rentals of approximately $720 until maturity in October 2009).

Owens Corning Master Lease Agreement — In October 2007, as part of the CFM acquisition, we entered into a master lease agreement with OC to lease platinum and rhodium, exclusively for use in the Huntingdon, PA CFM and Anderson, SC manufacturing operations. Effective October 24, 2008, we terminated the OC master lease agreement. This master lease agreement allowed us to enter into leases of alloy metal with terms of one to six months for up to approximately 19,800 ounces of platinum and 3,400 ounces of rhodium. The annual lease rate was fixed at 9%, and the notional lease value was based on the market price of platinum and rhodium in effect at the inception of the lease.

Deutsche Bank Master Lease Agreement — Simultaneously with the termination of the OC master lease agreement in October 2008, we entered into a new master lease agreement (the “Master Lease Agreement”) with DB Energy Trading LLC (“DB”) for the purpose of leasing precious metals. The Master Lease Agreement describes the lease terms and conditions enabling AGY to lease up to 19,057 ounces of platinum and 3,308 ounces of rhodium. The Master Lease Agreement has a three-year term and allows AGY to enter into leases of alloy metals with terms of one to twelve months. Lease costs are determined by the quantity of metal leased, multiplied by a benchmark value of the applicable precious metal and a margin above the lease rate index based on DB’s daily precious metal rates. The Master Lease Agreement contains customary events of default, including, without limitation, nonpayment of lease payments, inaccuracy of representations and warranties in any material respect and certain cross-default provisions.

At March 31, 2009 and December 31, 2008, we leased approximately 17,800 and 19,050 ounces of platinum, respectively, and 3,100 and 3,300 ounces of rhodium, respectively, under the Master Lease Agreement, with a notional value of approximately $20,700 and $21,800. All of the leases outstanding at March 31, 2009 had initial terms of six to twelve months, maturing no later than October 28, 2009 (with future minimum rentals of approximately $630 until maturity in October 2009).

15. Commitments and Contingencies

We are not a party to any significant litigation or claims, other than routine matters incidental to the operation of the Company. We do not expect that the outcome of any pending claims will have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.

In addition to the alloy metal leases discussed in Note 14, we also lease other equipment and property under operating leases. Total rent expense for the three months ended March 31, 2009 and 2008, was approximately $520 and $150, respectively. The increase was primarily due to a seven-year operating lease agreement for manufacturing equipment that was closed in the second half of 2008. The following is a schedule by year of minimum future rentals associated with the manufacturing equipment leased primarily in the third quarter of 2008:

4/1/09 to 12/31/09	$701
2010	1,198
2011	1,107
2012	1,062
2013	1,056
Thereafter	1,652

$6,776

We are obligated to make approximately $2,400 minimum purchases of marbles from OC during the remainder of 2009.

As discussed in Note 17 to our consolidated financial statements in our 2008 Form 10-K, on March 12, 2009, we entered into a purchase agreement with Grace THW Holding Limited (“Grace”) and several of its subsidiaries, to which we agreed to acquire 70% of the outstanding shares of Main Union Industrial Ltd., a wholly-owned subsidiary of Grace, for $20 million, payable in cash. The closing of the acquisition is expected to occur in the second quarter of 2009. The agreement contains customary representations, warranties, covenants, and indemnities, and is subject to customary closing conditions. If this acquisition is consummated, we intend to finance the consideration paid pursuant to the agreement through the sale of additional equity to our private equity sponsors as well as available liquidity.

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

You should read the following discussion and analysis in conjunction with the accompanying financial statements and related notes, and with the consolidated financial statements and notes thereto included in our 2008 Annual Report on Form 10-K (the “2008 Form 10-K”) filed with the Securities and Exchange Commission.

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

AGY Holding Corp. is a Delaware corporation and is a wholly owned subsidiary of KAGY Holding Company, Inc. (“Holdings”). Holdings acquired all of our outstanding stock in April 2006 (the “Acquisition”). Our principal executive office is located at 2556 Wagener Road, Aiken, South Carolina 29801 and our telephone number is (888) 434-0945. Our website address is http://www.agy.com.

OUTLOOK

We are making progress in connection with our strategies to improve operating efficiency and to expand our product offerings, our markets, and our customer base. In the first quarter of 2009, we experienced soft demand across most of our markets, and a decrease in inventory levels held by many our customers. It is unlikely that we will see significant improvements in the markets we serve in

2009 based on current economic forecasts. Additionally, the timing of several defense related program awards is uncertain at this time. As a result of these uncertainties, we continue to focus on capacity and cost reduction initiatives, cash flow generation and on maintaining adequate liquidity necessary for our operations.

CRITICAL ACCOUNTING POLICIES

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In preparing our financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses included in the financial statements. Estimates are based on historical experience and other information then currently available, the results of which form the basis of such estimates. While we believe our estimation processes are reasonable, actual results could differ from our estimates. The critical accounting policies that affect the Company’s more complex judgments and estimates are described in our 2008 Form 10-K.

Adoption of new accounting standards

Effective January 1, 2009, we adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), Business Combinations (“SFAS No. 141(R)”), which became effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Among other things, SFAS No. 141(R) requires that all acquisition-related costs be expensed as incurred. At December 31, 2008, under the prior guidance of SFAS No. 141, we had deferred $1,098 of acquisition-related costs associated with our proposed acquisition of a majority interest in a Chinese company. In adopting this new accounting standard, we wrote-off (classified as “other operating expense” in the statement of operations for the three months ended March 31, 2009) the $1,098 of acquisition-related costs incurred and deferred at December 31, 2008. We also expensed $556 of incremental advisory, legal and accounting fees that we incurred during the three months ended March 31, 2009 in connection with this proposed transaction. If the previously described business combination is consummated, we will apply the other provisions of SFAS No. 141(R) to our accounting for this acquisition.

On January 1, 2009, we adopted SFAS No. 160, Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51, (“SFAS No. 160”), which establishes accounting and reporting standards that require the noncontrolling interest to be identified, labeled, and presented in the consolidated balance sheet within equity, but separate from the parent’s equity. SFAS No. 160 also requires that the amount of consolidated net income attributable to the parent and to the noncontrolling interest be identified and presented on the face of the consolidated statement of operations. This adoption of SFAS No. 160 had no impact on our results of operations, cash flows or financial position, as all our subsidiaries are wholly owned.

On January 1, 2009, we adopted SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133, (“SFAS No. 161”), which requires enhanced disclosures about an entity’s derivative and hedging activities. SFAS No. 161 does not change the accounting for derivative instruments. See Note 13 to the interim consolidated financial statements for enhanced disclosures required by SFAS No. 161.

Effective January 1, 2008, we adopted the Financial Accounting Standards Board (“FASB”) Statement No. 157, Fair Value Measurements (“SFAS No. 157”), for financial assets and liabilities. The initial adoption of SFAS No. 157 did not impact the Company’s results of operations, cash flows, or financial position. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157, which allowed companies to defer the adoption of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those items that are recognized or disclosed at fair value on an annual or more frequently recurring basis, until years beginning after November 15, 2008. In accordance with this interpretation, on January 1, 2009, we adopted the provisions of SFAS No. 157 related to our nonfinancial assets and liabilities. However, there were no nonfinancial assets and liabilities requiring initial measurement or subsequent remeasurement during the first quarter of 2009.

In October 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-3 to clarify the application of SFAS No. 157 in a market that is not active and to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP No. FAS 157-3 was effective upon issuance; however, the adoption of FSP No. FAS 157-3 did not have an impact on our results of operations, cash flows, or financial position.

In April 2008, the FASB issued FSP No. FAS 142-3, Determination of the Useful Life of Intangible Asset. FSP No. FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R) and other generally accepted accounting principles. FSP No. FAS 142-3 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008. The adoption of FSP No. FAS 142-3 did not have a material impact on our results of operations, cash flows, or financial position.

RECENTLY ISSUED ACCOUNTING STANDARDS

In April 2009, the FASB issued FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Indentifying Transactions That Are Not Orderly, which requires entities to assess whether certain factors exist that indicate that the volume and level of market activity for an asset or liability have decreased or that transactions are not orderly. If, after evaluating those factors, the evidence indicates there has been a significant decrease in the volume and level of activity in relation to normal market activity, observed transactional values or quoted prices may not be determinative of fair value and adjustment to the observed transactional values or quoted prices may be necessary to estimate fair value. FSP No. FAS 157-4 is effective for interim and annual periods ending after June 15, 2009. We are currently assessing the impact FSP No. FAS 157-4 will have on our results of operations, cash flows, or financial position.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures About Fair Value of Financial Instruments (“FSP”). This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim financial statements as well as for annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in all interim financial statements. This FSP is effective for interim reporting periods ending after June 15, 2009. The adoption of the provisions of this FSP will not impact our results of operations, cash flows, or financial position.

In May 2008, the FASB issued Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”). SFAS No. 162 identifies a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with GAAP for non-governmental entities. SFAS No. 162 directs the GAAP hierarchy to the entity, not the independent auditors, as the entity is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. SFAS No. 162 is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Presenting Fairly in Conformity with Generally Accepted Accounting Principles. We are currently evaluating the new statement and believe that, if it is approved in its current form, it will not have a material impact on the determination or reporting of our results of operations, cash flows, or financial position.

Results of operations

The following tables summarize our results of operations in dollars and as a percentage of net sales for the three months ended March 31, 2009 and 2008 (dollars in thousands):

	Three Months Ended March 31,
	2009	2008
Net sales	$39,614	$57,965
Cost of goods sold	32,619	48,732

Gross profit	6,995	9,233
Selling, general and administrative expenses	4,254	4,439
Restructuring charges	518	—
Amortization of intangible assets	251	465
Other operating (expense) income, net	(1,690)	11

Income from operations	282	4,340
Other non-operating income, net	1,104	196
Interest expense	(5,131)	(6,619)

Loss before income taxes	(3,745)	(2,083)
Income tax benefit	1,068	769

Net loss	$(2,677)	$(1,314)

	Three Months Ended March 31,
	2009	2008
Net sales	100.0%	100.0%
Cost of goods sold	82.3%	84.1%

Gross profit	17.7%	15.9%
Selling, general and administrative expenses	10.8%	7.6%
Restructuring charges	1.3%	—%
Amortization of intangible assets	0.6%	0.8%
Other operating (expense) income, net	(4.3)%	—%

Income from operations	0.7%	7.5%
Other non-operating income, net	2.8%	0.3%
Interest expense	(12.9)%	(11.4)%

Loss before income taxes	(9.4)%	(3.6)%
Income tax benefit	2.7%	1.3%

Net loss	(6.7)%	(2.3)%

As further discussed below, our management uses EBITDA and Adjusted EBITDA, which are non-GAAP financial measures, to measure our operating performance.

EBITDA and Adjusted EBITDA (which are defined below) are reconciled from net loss determined under GAAP as follows (dollars in thousands):

	Three Months Ended March 31,
	2009	2008
Statement of operations data:
Net loss	$(2,677)	$(1,314)
Interest expense	5,131	6,619
Income tax benefit	(1,068)	(769)
Depreciation and amortization	2,666	3,165

EBITDA	$4,052	$7,701

	Three Months Ended March 31,
	2009	2008
EBITDA	$4,052	$7,701
Adjustments to EBITDA:
Alloy depletion charge, net (a)	3,042	2,425
Non-cash compensation charges (b)	447	348
Management fees (c)	188	188
Acquisition-related costs expensed in accordance with SFAS No 141 (R) (d)	1,654	—
Gain on early extinguishment of debt (e)	(1,138)	—
Restructuring charges (f)	518	—
Disposition of assets loss & others (g)	38	5

Adjusted EBITDA	$8,801	$10,667

(a)	As part of capital expenditures, we purchase or lease alloy metals. During the manufacturing process a small portion of the alloy metal is physically consumed. GAAP requires that when the metal is actually consumed a non-cash charge be recorded. This expense is recorded net of the amount of metal that can be recovered after some specific treatment and net of the charges associated with such recovery treatment.
(b)	Reflects non-cash compensation expenses related to awards under Holdings’ 2006 Stock Option Plan and Holdings’ restricted stock granted to certain members of management.
(c)	Reflects the elimination of the annual management fee payable to our sponsor, Kohlberg & Company, LLC, pursuant to management agreement entered into in connection with the Acquisition.
(d)	Reflects the elimination of the transactional costs associated with a business combination that has not been consummated yet. $1,098 relate to costs incurred and deferred at December 31, 2008 that were expensed in 2009 as a result of adopting the provisions of SFAS No 141 (R); the remainder, or $556, constitute incremental acquisition-related costs incurred and expensed during the first quarter of 2009.
(e)	Reflects the elimination of the net gain on early extinguishment of debt associated with the $3,000 (face value) 11% senior secured second lien notes (“Notes”) repurchase made by the Company in February 2009.
(f)	Reflects the elimination of the restructuring charges associated with a reduction in our salaried workforce in early 2009 to reduce our cost structure and streamline processes.
(g)	Reflects primarily the elimination of the loss recorded versus historical book value on the sale or exchange of some non-operating assets.

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

Adjusted EBITDA is a non-GAAP financial measure which is defined as EBITDA further adjusted to exclude unusual items and other adjustments permitted and calculated in the same manner as “Consolidated Cash Flow” under the indenture governing our Notes, relative to certain provisions, including but not limited to, restricted payments and incurrence of additional indebtedness. We believe that the inclusion of supplementary adjustments to EBITDA applied in presenting Adjusted EBITDA is appropriate to provide additional information to investors.

THREE MONTHS ENDED MARCH 31, 2009 COMPARED TO THREE MONTHS ENDED MARCH 31, 2008

Net sales. Net sales decreased $18.4 million, or 31.7%, to $39.6 million for the three months ended March 31, 2009, compared to $58.0 million during the comparable quarter of 2008. The global economic downturn and lower inventory levels held by our customers were the primary drivers of this decrease. The electronics, construction and industrial market revenues were down 73%, 48% and 41%, respectively, as a result of soft demand. Aerospace sales decreased by 22% compared to the first quarter of 2008 reflecting lower volumes and inventory levels in the supply chain and decreased retrofit activity. Defense revenue remained strong and increased by 46% when compared to the first quarter of 2008.

Gross profit. Gross margin percentage increased from 15.9% of net sales, for the three months ended March 31, 2008 to 17.7% of net sales, for the three months ended March 31, 2009 as a result of a more favorable mix with higher shipments to the defense and aerospace markets, selected price increases, improved manufacturing efficiencies, lower commodity and alloy metal lease costs and the successful implementation of several cost-reduction initiatives. Such measures included, but were not limited to, the curtailment of production capacity, primary workforce furloughs and salaried headcount reductions. Gross profit during the first quarter of 2009 decreased $2.2 million to $7.0 million from $9.2 million in the first quarter of 2008, primarily due to lower sales volumes.

Selling, general and administrative expenses. Selling, general and administrative costs decreased from $4.4 million during the first quarter of 2008 to $4.3 million during the quarter ended March 31, 2009. This decrease reflects our continued activities in reducing the Company’s cost structure and minimizing discretionary spending. Selling, general and administrative costs increased from 7.6% of net sales for the three months ended March 31, 2008 to 10.8% of net sales for the three months ended March 31, 2009.

Restructuring Charges. For the three months ended March 31, 2009, we recorded $0.5 million in restructuring charges primarily related to severance and outplacement costs for headcount reductions in connection with our structural cost-reduction initiatives.

Amortization of intangible assets. Amortization of other intangible assets decreased $0.2 million to $0.25 million during the quarter ended March 31, 2009 when compared to the quarter ended March 31, 2008. This decrease was primarily attributable to the expiration of a non-compete covenant on December 31, 2008.

Other operating expense. During the first quarter of 2009, other operating expense of $1.7 million was primarily due to costs associated with a potential business combination, including $1.1 million of acquisition-related costs incurred and deferred at December 31, 2008 that were subsequently expensed on January 1, 2009 as a result of adopting SFAS No. 141(R).

Other non-operating income. During the first quarter of 2009, other non-operating income of $1.1 million was primarily due to the net gain on the early extinguishment of debt associated with the purchase of $3 million (face value)of our Notes. In the first quarter of 2008, other non-operating income of $0.2 million was primarily due to realized and unrealized foreign exchange gains.

Interest expense. Interest expense decreased $1.5 million from $6.6 million in the first quarter of 2008 to $5.1 million for the three months ended March 31, 2009. The decrease was primarily due to the $1.4 million of non-recurring fees and expenses incurred during the first quarter of 2008 in connection with the bondholders’ consent solicitation for our Metal Consignment Facility.

Income tax benefit. Income tax benefit increased $0.3 million from $0.8 million for the three months ended March 31, 2008 to $1.1 million for the three months ended March 31, 2009 due to the higher pre-tax loss recognized in the first quarter of 2009. In addition, the effective tax rate decreased from 36.9% for the first quarter of 2008 to 28.5% for the first quarter of 2009 under the assumption that a significant portion of the acquisition transactional costs we expensed in 2009 as result of adopting the provisions of SFAS No 141(R) would not be tax deductible.

Net income. As a result of the aforementioned factors, we reported a net loss of $2.7 million for the three months ended March 31, 2009, compared to a net loss of $1.3 million for the three months ended March 31, 2008.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity are cash flows from operations and borrowings under our financing arrangements. Our future need for liquidity will arise primarily from interest payments on the outstanding $172.0 million principal amount of our Notes, interest and principal payments on our senior secured revolving credit facility (“Credit Facility”), and the funding of capital expenditures, alloy metals, strategic initiatives, normal recurring operating expenses and working capital requirements. There are no mandatory payments of principal on the Notes or on the Credit Facility scheduled prior to their maturity in November 2014 and October 2011, respectively.

At March 31, 2009, we had total liquidity of $21.0 million, consisting of $2.6 million of unrestricted cash and approximately $18.4 million of borrowing availability under the Credit Facility. Based upon our current and anticipated levels of operations, we believe, but can not guarantee, that our cash flows from operations, together with availability under our Credit Facility, will be adequate to meet our liquidity needs for the next twelve months and the foreseeable future. However, this forward-looking statement is subject to risks and uncertainties. See “Forward-Looking Statements” and “Item 1A. Risk Factors.” of our 2008 Form 10-K.

As discussed in Note 17 to our consolidated financial statements in our 2008 Form 10-K, if the acquisition of several of Grace THW Holding Limited’s subsidiaries is consummated, we intend to finance the consideration paid pursuant to the agreement through the sale of additional equity to our private equity sponsors as well as available liquidity.

Working capital. Working capital is defined as total current assets, excluding unrestricted cash, less total current liabilities, including the current portion of long-term debt. We had working capital of $39.4 million and $36.9 million on March 31, 2009 and December 31, 2008, respectively. The $2.4 million increase is primarily the result of an $8.1 million increase in inventory attributable to lower demand in the first quarter of 2009 when compared to the fourth quarter of 2008, partially offset by (i) a $4.7 million decrease in trade accounts receivable and (ii) a $0.9 million increase in accrued liabilities.

Other balance-sheet items.

Net Property, Plant and Equipment and Alloy Metals. Net property, plant and equipment increased $0.8 million from December 31, 2008 to March 31, 2009. The net increase is the result of $4.7 million of capital expenditures including, accrued construction in progress, partially offset by $5.5 million of depreciation and alloy metals depletion expenses.

Long Term Debt. Long-term debt increased $1.3 million from December 31, 2008 to March 31, 2009 as a result of borrowings under our Credit Facility necessary to fund the increase in working capital and capital expenditures made during the first three months of 2009.

Three months ended March 31, 2009 compared to three months ended March 31, 2008.

Cash used by operating activities was $0.1 million for the three months ended March 31, 2009, compared to cash provided by operating activities of $5.3 million for the three months ended March 31, 2008. The $5.4 million decrease in operating cash flows during the first quarter of 2009 was primarily attributable to a lower net income adjusted for non-cash items, an increase in inventory due to soft demand across most of our markets and acquisition-related transaction costs incurred since the beginning of the year. We have adjusted our production activity levels and headcount levels to more appropriately reflect the decrease in demand.

Cash used in investing activities was $4.5 million for the three months ended March 31, 2009, compared to $19.9 million for the three months ended March 31, 2008. This decrease was due primarily to the purchase of $17.3 million of alloy metals in the first quarter of 2008.

Cash provided by financing activities was $2.5 million for the three months ended March 31, 2009, compared to $11.6 million for the three months ended March 31, 2008. This decrease was due primarily to a $7.4 million decrease in revolver borrowings, partly offset by a $1.8 million cash outflow for the repurchase of $3 million (face value) Notes in the first quarter of 2009 compared to the first quarter of 2008.

Indebtedness

Our principal sources of liquidity have been cash flow generated from operations, borrowings under our $40 million Credit Facility, the issuance of $175 million ($172 million oustanding) in aggregate principal amount of Notes due 2014 and our cash on hand.

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

As of March 31, 2009, we had utilized approximately $0.95 million of the Credit Facility for the issuance of standby letters of credit and had $20.7 million cash borrowings outstanding, leaving $18.4 million available for additional borrowings.

In connection with our refinancing on October 25, 2006, we issued $175.0 million aggregate principal amount of 11% senior second lien notes (“Old Notes”) to an initial purchaser, which were subsequently resold to qualified institutional buyers and non-U.S. persons in reliance upon Rule 144A and Regulation S under the Securities Act of 1933, as amended. As discussed in Note 8 to these interim consolidated financial statements, we consummated an exchange offer of the Old Notes in March 2008. Interest on the Notes is payable semi-annually on May 15 and November 15 of each year. Our obligations under the Notes are fully and unconditionally guaranteed, jointly and severally, on a second-priority basis, by each of our existing and future domestic subsidiaries, other than immaterial subsidiaries, that guarantee our indebtedness, including our new Credit Facility, or the indebtedness of any our restricted subsidiaries. The indenture does not allow us to pay dividends or distributions on our outstanding capital stock (including to our parent) and limits or restricts our ability to incur additional debt, repurchase securities, make certain prohibited investments, create liens, transfer or sell assets, enter into transactions with affiliates, issue or sell stock of a subsidiary or merge or consolidate. The indenture permits the trustee or the holders of 25% or more of the notes to accelerate payment of the outstanding principal and accrued and unpaid interest upon certain events of default, including failure to make required payments of principal and interest when due, uncured violations of the material covenants under the indenture or if lenders accelerate payment of the outstanding principal and accrued unpaid interest due to an event of default with respect to at least $15.0 million of our other debt, such as our Credit Facility.

In February 2009, we repurchased $3.0 million face amount of Notes for $1.8 million plus accrued interest and commission, resulting in a net gain on extinguishment of debt of approximately $1.1 million (net of deferred financing fees written off), classified as “other non-operating income”.

As of March 31, 2009, the estimated fair value of the Notes was $104.9 million compared to a recorded book value of $172 million.

Based upon our current and anticipated levels of operations, we believe that our cash flows from operations, together with availability under the Credit Facility, will be adequate to meet our anticipated debt service requirements, capital expenditures and working capital needs for at least the next twelve months. Our ability to continue to fund these items could be adversely affected by the occurrence of any of the events described under “Risk Factors” in our 2008 Form 10-K. There can be no assurance that our business will generate sufficient cash flow from operations or that future borrowings will be available to enable us to service our indebtedness. Our future operating performance and ability to service indebtedness will be subject to future economic conditions and to financial, business and other factors, certain of which are beyond our control.

FINANCIAL OBLIGATIONS AND COMMITMENTS

As of March 31, 2009, current maturities of accounts payable obligations totaled $10 millions.

There are no mandatory payments of principal on the Notes and on the Credit Facility scheduled prior to their maturity in November 2014 and October 2011, respectively.

We are obligated to make approximately $2.4 million minimum purchases of marbles from OC during the remainder of 2009.

As discussed in more detail in our 2008 Form 10-K and in our notes to these interim consolidated financial statements, we also entered into a purchase agreement with Grace THW Holding Limited for a potential majority interest business combination that has not been consummated to date. We also have several short-term operating leases for alloy metals and we have various operating leases for certain manufacturing equipment, personal and real property.

IMPACT OF INFLATION AND ECONOMIC TRENDS

Historically, inflation has not had a material effect on our results of operations, as we have been able to offset most of the impact of inflation through price increases for our products. However, we cannot guarantee that we will be able to offset these costs through price increases to our customers.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This management’s discussion and analysis of financial condition and results of operations includes or may include “forward-looking statements.” All statements included herein, other than statements of historical fact, may constitute forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. Important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, among others, the following factors: competition from other suppliers of glass fibers, as well as suppliers of competing products; the cyclical nature of certain of the end-markets for our products; adverse macroeconomic and business conditions, continued disruption in credit markets and government policy generally leading to global market downturn; an inability to develop product innovations and improve our production technology and expertise; the loss of a large customer or end-user application; a decision by an end-user to modify or discontinue production of an end-product that has specified the use of our product; an inability to protect our intellectual property rights; liability for damages based on product liability claims; increases in energy costs and other raw materials or in the cost of acquiring or leasing alloy metals required for the production of glass fibers; labor disputes or increases in labor costs; difficulties and delays in manufacturing; a reliance on Owens Corning for our bushing fabrication and technical support for our operations; an inability to successfully implement our cost reduction initiatives relating to efficiency, throughput and process technology developments; an inability to successfully integrate future acquisitions; interest rate and foreign exchange rate fluctuations; the loss of key members of our management; an inability to comply with environmental, health or safety laws; our limited history of profitable operations since our emergence from Chapter 11 protection on April 2, 2004; our substantial indebtedness; and certain covenants in our debt documents.

We do not have any intention or obligation to update forward-looking statements included in this management’s discussion and analysis of financial condition and results of operations.

ITEM 3. – Quantitative and Qualitative Disclosure About Market Risk

INTEREST RATE RISK

We are subject to interest rate risk in connection with our long-term debt. Our principal interest rate exposure relates to the $40 million Credit Facility. Assuming the revolver is fully drawn, each quarter point change in interest rates would result in approximately a $0.1 million annual change in interest expense associated with the Credit Facility.

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

As required by Rule 13a-15(d) of the Exchange Act, the Company’s management, including the principal executive officer and the principal financial officer conducted an evaluation of the internal control over financial reporting to determine whether any changes occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Based on that evaluation, the principal executive officer and the principal financial officer concluded no such changes during the quarter ended March 31, 2009 materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1A. Risk Factors

As of May 13, 2009, there have been no material changes to the risk factors disclosed under the heading “Risk Factors” in our 2008 Form 10-K. These factors could materially affect our business, financial condition or future results. In addition, future uncertainties may increase the magnitude of these adverse affects or give rise to additional material risks not now contemplated.

ITEM 6 – Exhibits

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of AGY Holding Corp. (incorporated by reference to Exhibit 3.1 of Form S-4 (File No. 333-150749) filed May 8, 2008)

3.2	By-laws of AGY Holding Corp. (incorporated by reference to Exhibit 3.2 of Form S-4 (File No. 333-150749) filed May 8, 2008)

3.3	Certificate of Formation of AGY Aiken LLC (incorporated by reference to Exhibit 3.1 of Form S-4 (File No. 333-150749) filed May 8, 2008)

3.4	Limited Liability Company Agreement of AGY Aiken LLC (incorporated by reference to Exhibit 3.1 of Form S-4 (File No. 333-150749) filed May 8, 2008)

3.5	Certificate of Formation of AGY Huntingdon LLC (incorporated by reference to Exhibit 3.1 of Form S-4 (File No. 333-150749) filed May 8, 2008)

3.6	Limited Liability Company Agreement of AGY Huntingdon LLC (incorporated by reference to Exhibit 3.1 of Form S-4 (File No. 333-150749) filed May 8, 2008)

10.1	Sale and Purchase Agreement by and among Grace Technology Investment Co., Ltd., Grace THW Holding Limited, and AGY (Cayman) dated as of March 12, 2009 (incorporated by reference to Exhibit 10.34 of Form 10-K (File No. 333-150749) filed March 25, 2009)

10.2	Framework Agreement by and among Grace THW Holding Limited, Grace Technology Investment Co., Ltd., AGY Holding Corp., AGY (Cayman), Main Union Industrial Ltd., and Shanghai Grace Technology Co., Ltd., dated as of March 12, 2009 (incorporated by reference to Exhibit 10.35 of Form 10-K (File No. 333-150749) filed March 25, 2009)

31.1	Certification by Douglas J. Mattscheck pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Wayne T. Byrne pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Douglas J. Mattscheck pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Wayne T. Byrne pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AGY Holding Corp.

Date:	May 14, 2009	By:	/s/ Wayne T. Byrne
Wayne T. Byrne Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of AGY Holding Corp. (incorporated by reference to Exhibit 3.1 of Form S-4 (File No. 333-150749) filed May 8, 2008)

3.2	By-laws of AGY Holding Corp. (incorporated by reference to Exhibit 3.2 of Form S-4 (File No. 333-150749) filed May 8, 2008)

3.3	Certificate of Formation of AGY Aiken LLC (incorporated by reference to Exhibit 3.1 of Form S-4 (File No. 333-150749) filed May 8, 2008)

3.4	Limited Liability Company Agreement of AGY Aiken LLC (incorporated by reference to Exhibit 3.1 of Form S-4 (File No. 333-150749) filed May 8, 2008)

3.5	Certificate of Formation of AGY Huntingdon LLC (incorporated by reference to Exhibit 3.1 of Form S-4 (File No. 333-150749) filed May 8, 2008)

3.6	Limited Liability Company Agreement of AGY Huntingdon LLC (incorporated by reference to Exhibit 3.1 of Form S-4 (File No. 333-150749) filed May 8, 2008)

10.1	Sale and Purchase Agreement by and among Grace Technology Investment Co., Ltd., Grace THW Holding Limited, and AGY (Cayman) dated as of March 12, 2009 (incorporated by reference to Exhibit 10.34 of Form 10-K (File No. 333-150749) filed March 25, 2009)

10.2	Framework Agreement by and among Grace THW Holding Limited, Grace Technology Investment Co., Ltd., AGY Holding Corp., AGY (Cayman), Main Union Industrial Ltd., and Shanghai Grace Technology Co., Ltd., dated as of March 12, 2009 (incorporated by reference to Exhibit 10.35 of Form 10-K (File No. 333-150749) filed March 25, 2009)

31.1	Certification by Douglas J. Mattscheck pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Wayne T. Byrne pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Douglas J. Mattscheck pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Wayne T. Byrne pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.