Form 10-Q
period 2009-06-30
AGY Holding Corp.
filed 2009-08-19
CIK 1431824

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2009

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☒	Smaller Reporting Company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).    Yes  ☐    No  ☒

There is no established trading market for the Common Stock of the registrant. As of August 18, 2009, there were 1,291,667 shares of common stock outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. – Consolidated Financial Statements

AGY Holding Corp. and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands except share and per share data)

	June 30, 2009 (Unaudited)	December 31, 2008 (1)
Assets
Current assets:
Cash	$2,016	$4,760
Restricted cash	12,140	1,239
Trade accounts receivables, less allowances of $2,789 and $3,604 at June 30, 2009 and December 31, 2008, respectively	18,633	14,023
Inventories, net	39,392	39,992
Deferred tax assets	6,708	6,708
Other current assets	3,698	2,115

Total current assets	82,587	68,837
Property, plant and equipment, and alloy metals, net	237,558	178,880
Intangible assets, net	21,724	21,453
Goodwill	40,526	84,992
Other assets	951	1,325

TOTAL	$383,346	$355,487

Liabilities and Shareholder’s Equity
Current liabilities:
Accounts payable	$11,540	$9,494
Accrued liabilities	17,569	17,662
Short-term borrowings	15,822	—
Current portion of long-term debt	1,476	—

Total current liabilities	46,407	27,156
Long-term debt	228,653	191,400
Pension and other employee benefit plans	10,695	10,917
Other liabilities	4,209	—
Deferred tax liabilities	20,011	27,709

Total liabilities	309,975	257,182

Commitments and contingencies
Noncontrolling interest	12,233	—

Shareholder’s equity:
Common stock, $.0001 par value per share; 5,000,000 shares authorized; 1,291,667 shares issued and outstanding	—	—
Additional paid-in capital	122,278	101,729
Accumulated deficit	(61,758)	(4,047)
Accumulated other comprehensive income	618	623

Total shareholder’s equity	61,138	93,865

TOTAL	$383,346	$355,487

(1)	Derived from audited financial statements

The accompanying notes are an integral part of the unaudited consolidated financial statements.

AGY Holding Corp. and Subsidiaries

Consolidated Statements of Operations

(Dollars in thousands, unless otherwise noted)

	(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net sales	$32,826	$64,069	$72,440	$122,034
Cost of goods sold	40,521	51,721	73,140	100,453

Gross profit (loss)	(7,695)	12,348	(700)	21,581
Selling, general and administrative expenses	3,794	4,912	8,048	9,352
Restructuring charges	207	—	725	—
Amortization of intangible assets	251	465	502	929
Goodwill impairment charge	44,466	—	44,466	—
Other operating (expense) income	(177)	308	(1,867)	319

Income (loss) from operations	(56,590)	7,279	(56,308)	11,619
Other non-operating (expense) income:
Interest expense	(5,253)	(6,017)	(10,384)	(12,636)
Other income (expense), net	24	(87)	1,128	109

Income (loss) before income tax benefit (expense)	(61,819)	1,175	(65,564)	(908)
Income tax benefit (expense)	6,587	(423)	7,655	346

Net income (loss)	(55,232)	752	(57,909)	(562)
Less: Net loss attributable to the noncontrolling interest	(197)	—	(197)	—

Net income (loss) attributable to AGY Holding Corp.	$(55,035)	$752	$(57,712)	$(562)

The accompanying notes are an integral part of the unaudited consolidated financial statements.

AGY Holding Corp. and Subsidiaries

Consolidated Statements of Cash Flows

(Dollars in thousands, unless otherwise noted)

	(Unaudited)
	Six Months Ended June 30,
	2009	2008
Cash flow from operating activities:
Net loss	$(57,909)	$(562)
Adjustments to reconcile (net loss) to net cash (used in) provided by operating activities:
Goodwill impairment charge	44,466	—
Depreciation	5,153	5,702
Alloy metals depletion, net	4,765	5,843
Amortization of debt issuance costs	358	362
Amortization of intangibles with definite lives	502	929
Gain on sale, disposal or exchange of property and equipment and alloy metals	(387)	(798)
Gain on early extinguishment of debt	(1,138)	—
Effect of adopting SFAS No. 141(R) for acquisition-related costs	1,098	—
Stock compensation	549	582
Deferred income tax (benefit) expense	(7,698)	709
Changes in assets and liabilities (net of effect of assets acquired and liabilities assumed in acquisition):
Trade accounts receivable	1,662	(1,985)
Inventories	3,176	2,553
Other assets	7	(1,193)
Accounts payable	56	2,171
Accrued liabilities	(4,117)	(1,459)
Pension and other employee benefit plans	(222)	592

Net cash (used in) provided by operating activities	(9,679)	13,446

Cash flows from investing activities:
Purchases of property and equipment and alloy metals	(8,509)	(30,854)
Proceeds from the sale of property and equipment and alloy metals	7,649	1,326
Increase in restricted cash	(1)	(14)
Payment for majority interest business acquisition, net of cash acquired	(18,030)	—
Other investing activities	—	(586)

Net cash used in investing activities	(18,891)	(30,128)

Cash flows from financing activities:
Proceeds from Revolving Credit Facility borrowings	37,025	48,700
Payments on Revolving Credit Facility borrowings	(29,400)	(35,600)
Purchases of Senior Secured Notes	(1,793)	—
Payments on capital leases	—	(146)
Capital contribution	20,000	—

Net cash provided by financing activities	25,832	12,954

Effect of exchange rate changes on cash	(6)	(10)

Net decrease in cash	(2,744)	(3,738)

Cash, beginning of period	4,760	5,204

Cash, end of period	$2,016	$1,466

AGY Holding Corp. and Subsidiaries

Consolidated Statements of Cash Flows

(Dollars in thousands, unless otherwise noted)

	(Unaudited)
	Six Months Ended June 30,
	2009	2008
Supplemental disclosures of cash flow information:
Cash paid for interest	$9,844	$11,869

Cash paid for income taxes	$96	$228

Supplemental disclosures of non cash financing/investing activities:
Construction in-progress included in accounts payable	$301	$461

The accompanying notes are an integral part of the unaudited consolidated financial statements

AGY HOLDING CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, unless otherwise noted)

1.	Overview and Significant Accounting Policies

In these notes, the terms “AGY”, “we,” “us,” or “our” mean AGY Holding Corp. and subsidiary companies. The accompanying unaudited interim consolidated financial statements are those of AGY Holding Corp. and subsidiary companies. Refer to Note 2 to the consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2008 for a discussion of our significant accounting policies.

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

As discussed in Note 2, on June 10, 2009, the Company acquired a 70% interest in a foreign company, whose results of operations since the acquisition date are included in the accompanying consolidated financial statements.

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

The Company has evaluated subsequent events through August 19, 2009, the date it filed its report on Form 10-Q for the quarter ended June 30, 2009 with the SEC, and has no material subsequent events to report.

Adoption of new accounting standards

In April 2009, the Financial Accounting Standards Board (“FASB”) issued FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Indentifying Transactions That Are Not Orderly, which requires entities to assess whether certain factors exist that indicate that the volume and level of market activity for an asset or liability have decreased or that transactions are not orderly. If, after evaluating those factors, the evidence indicates there has been a significant decrease in the volume and level of activity in relation to normal market activity, observed transactional values or quoted prices may not be determinative of fair value and adjustment to the observed transactional values or quoted prices may be necessary to estimate fair value. FSP No. FAS 157-4 was effective for interim and annual periods ending after June 15, 2009. There was no impact from the adoption of FSP No. FAS 157-4 on our results of operations, cash flows, or financial position.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures About Fair Value of Financial Instruments (“FSP”). This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim financial statements as well as for annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in all interim financial statements. This FSP was effective for interim reporting periods ending after June 15, 2009. There was no impact from the adoption of the provisions of this FSP on our results of operations, cash flows, or financial position.

In May 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 165, Subsequent Events (“SFAS No. 165”), which established principles and requirements for subsequent events. The statement details the period after the balance sheet date during which the Company should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which the Company should recognize events or transactions occurring after the balance sheet date in its financial statements and the required disclosures for such events. Under the requirements of SFAS No. 165, which we adopted for the quarter ended June 30, 2009, we have disclosed the date through which subsequent events are reported. The adoption of this standard did not have a material effect on our results of operations, cash flows, or financial position.

Effective January 1, 2009, we adopted the provisions of SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141(R)”), which became effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Among other things, SFAS No. 141(R) requires that all acquisition-related costs be expensed as incurred. At December 31, 2008, under the prior guidance of SFAS No. 141, we had deferred $1,098 of acquisition-related costs associated with our proposed acquisition of a majority interest in a Chinese company. In adopting this new accounting standard, we expensed (classified as “other operating expense” in the statement of operations for the six months ended June 30, 2009) the $1,098 of acquisition-related costs incurred and deferred at December 31, 2008. We also expensed $1,342 of incremental advisory, legal and accounting fees that we incurred during the six months ended June 30, 2009 in connection with this transaction. The previously described business combination was consummated on June 10, 2009, and as discussed in Note 2, we applied the other provisions of SFAS No. 141(R) to the accounting for this acquisition.

On January 1, 2009, we adopted SFAS No. 160, Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51, (“SFAS No. 160”), which establishes accounting and reporting standards that require the noncontrolling interest to be identified, labeled, and presented in the consolidated balance sheet within equity, but separate from the parent’s equity. SFAS No. 160 also requires that the amount of consolidated net income attributable to the parent and to the noncontrolling interest be identified and presented on the face of the consolidated statement of operations. The initial adoption of SFAS No. 160 had no impact on our results of operations, cash flows or financial position, as all our subsidiaries were wholly owned on January 1, 2009.

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

Effective January 1, 2008, we adopted FASB Statement No. 157, Fair Value Measurements (“SFAS No. 157”), for financial assets and liabilities. The initial adoption of SFAS No. 157 did not impact the Company’s results of operations, cash flows, or financial position. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157, which allowed companies to defer the adoption of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those items that are recognized or disclosed at fair value on an annual or more frequently recurring basis, until years beginning after November 15, 2008. In accordance with this interpretation, on January 1, 2009, we adopted the provisions of SFAS No. 157 related to our nonfinancial assets and liabilities. However, there were no nonfinancial assets and liabilities requiring initial measurement or subsequent remeasurement during the six months ended June 30, 2009.

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

Recently issued accounting standards

In June 2009, the FASB issued Statement No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162 (“SFAS No. 168”). SFAS No. 168 replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles and establishes the “FASB Accounting Standards Codification” (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. All guidance contained in the Codification carries an equal level of authority. On the effective date of SFAS 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of the Codification will not have an effect on our results of operations, cash flows, or financial position. However, because the Codification completely replaces existing standards, it will affect the way GAAP is referenced within our future consolidated financial statements.

In June 2009, the FASB issued Statement No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS No. 167”), which amends the consolidation guidance applicable to variable interest entities. The amendments will significantly affect the overall consolidation analysis under FASB Interpretation No. 46(R). This statement is effective as of the beginning of the first fiscal year that begins after November 15, 2009. This statement will be effective for the Company beginning in fiscal year 2010. We are currently assessing the potential impact of adoption of SFAS No. 167 on our results of operations, cash flows, or financial position.

In June 2009, the FASB issued FASB No. 166, Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140 (“SFAS 166”). SFAS 166 requires additional disclosures about the transfer and derecognition of financial assets, eliminates the concept of qualifying special-purpose entities under SFAS 140, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor’s interest in transferred financial assets. SFAS 166 is effective for fiscal years beginning after November 15, 2009. We are currently evaluating the impact the adoption of SFAS 166 will have on our results of operations, cash flows, or financial position.

2.	Business Combination and Anderson Contract Termination Costs

2009 Chinese Business Combination

On June 10, 2009, pursuant to the terms of the Sale and Purchase Agreement dated March 12, 2009, by and among AGY Cayman, Grace Technology Investment Co., Ltd., and Grace THW Holding Limited (“Grace”), previously described in the Current Report on Form 8-K of AGY Holding Corp. filed on March 18, 2009, AGY Cayman, a company incorporated in the Cayman Islands and a wholly-owned subsidiary of the Company completed its acquisition of 70% of the outstanding shares of Main Union Industrial Ltd. (renamed AGY Hong Kong Ltd.), a company incorporated in Hong Kong and previously a wholly-owned subsidiary of Grace Technology Investment Co., Ltd., a company incorporated in the British Virgin Islands and a wholly-owned subsidiary of Grace THW Holding Limited. AGY Hong Kong Ltd owns 100% controlling interest in Shanghai Grace Technology Co., Ltd (renamed AGY Shanghai Technology Co., Ltd. (“AGY Shanghai”), a company incorporated in the People’s Republic of China (“PRC”), which is also a glassfiber yarns manufacturer. This acquisition expands AGY’s geographic, manufacturing, and servicing capabilities in the Asia-Pacific region relative to the electronics and industrial end-markets.

In connection with the execution of the Sale and Purchase Agreement, the parties entered into several other agreements, including: (1) an option agreement, pursuant to which Grace granted AGY Cayman a call option and AGY Cayman granted Grace a put option, in respect of the 30% interest held by Grace in AGY Hong Kong Ltd., (2) a supply agreement, pursuant to which Grace will purchase certain fiberglass yarn products from AGY, which will have an initial term through December 31, 2013, (3) an intellectual property license agreement pursuant to which AGY Holding Corp. grants to AGY Hong Kong Ltd. a non exclusive, royalty-free, non-transferable know-how and trademarks license for the production and the sale of certain products for specific territories, and (4) a technical service agreement pursuant to which AGY will provide certain technical and manufacturing support services to AGY Shanghai.

The Company paid $20 million in cash for a 70% controlling interest in Main Union Industrial Ltd. and its subsidiaries (which we collectively refer to as “AGY China”) and financed this consideration through the sale of additional equity to the Company’s private equity sponsors. As noted previously, the Company entered into an option agreement that grants the Company the right to purchase the remaining 30% ownership at a stipulated multiple of earnings before interest, taxes, depreciation and amortization if certain financial parameters are achieved and grants Grace the right to put their remaining 30% ownership to the Company after the one year anniversary of the execution of the Sale and Purchase Agreement at a stipulated multiple of earnings before interest, taxes, depreciation and amortization. Management believes that either the call option or put option will be exercised before 2011, and the Company intends to finance the consideration to be paid pursuant to the agreement through the sale of additional equity to its private equity sponsor, if available, or other liquidity.

Preliminary Fair Value Determination and Allocation of Consideration Transferred

As noted above, the Company paid $20,000 in cash and assumed substantially all of the liabilities of the acquired business for a total purchase price of approximately $71,458, assuming a 100% controlling interest. The acquisition is being accounted for under the purchase method of accounting and AGY China is included in the Company’s consolidated financial statements from the June 10, 2009 acquisition date. Management has preliminarily determined the fair value of assets acquired and liabilities assumed with the assistance of an independent third-party valuation specialist. However, the valuation has not been finalized and accordingly, management has not finalized its accounting for the acquisition as of June 30, 2009, and therefore, all amounts are based on management’s preliminary estimates.

Management believes, based on its preliminary allocation of purchase price to the fair value of the acquired assets less liabilities assumed, that the acquisition was a bargain purchase and will result in approximately $23,210 of negative goodwill. Since the valuation has not been completed and management has not yet finalized its acquisition accounting, the Company has classified the preliminarily determined estimate of negative goodwill as a reduction of the fair value of the machinery and equipment acquired. When management finalizes its determination of the acquisition cost and reassesses the allocation of the acquisition cost to the fair value of the acquired assets and assumed liabilities, which management expects to substantially complete during the third quarter of 2009, any negative goodwill will be recognized as non-operating income. Management believes that the Company was able to negotiate a bargain purchase price as a result of the current economic environment.

Following is a summary of the preliminary estimates of the fair value of the acquired assets less assumed liabilities at the acquisition date:

Net identifiable assets acquired (in millions):

Cash	$2.0

Trade accounts receivables	6.3

Inventories	2.6

Other currents assets	1.6

Property, plant and equipment and alloy metals (net of negative goodwill of $23.2 million as discussed above)	68.5

Identifiable intangible assets	1.2

Other assets	0.7

Current liabilities	(7.2)

Other noncurrent liabilities	(4.2)

Total identifiable net assets	$71.5

The previously described put option is a redemption feature which results in the classification of the noncontrolling interest, approximately $12,431 at the acquisition date, as temporary equity presented in the accompanying consolidated balance sheet between total liabilities and shareholder’s equity.

The Company also has not completed its evaluation of the effect of the acquisition on its segment reporting, but expects to do so in the third quarter of 2009.

Acquisition-related Costs

At December 31, 2008, under the prior guidance of SFAS No. 141, the Company had deferred $1,098 of acquisition-related costs associated with the Chinese business combination. In adopting the new accounting standard SFAS No. 141(R) on January 1, 2009, the Company wrote-off (classified as “other operating expense” in the statement of operations for the six months ended June 30, 2009) the $1,098 of acquisition-related costs incurred and deferred at December 31, 2008. During the three and six months ended June 30, 2009, the Company also expensed $786 and $1,342, respectively of incremental advisory, legal and accounting fees that were incurred in 2009 in connection with this transaction.

AGY China Results of Operations

The following table presents the amount of unaudited net sales, loss from operations and net loss of AGY China included in our interim consolidated statements of operations from the date of the acquisition for the three and six months ended June 30, 2009:

Three and Six Months ended June 30, 2009
Net sales	$1,381
Loss from operations	(549)
Net loss	(658)

Pro Forma Results

The following table presents our preliminary estimate of unaudited pro forma consolidated results as if the business combination occurred as of January 1, 2009. The pro forma information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place as of January 1, 2009 as these preliminary pro forma results do not reflect all the adjustments to historical financials related to the impact of the preliminary fair value determination and allocation of the purchase price to the acquisition:

	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
Net sales	$37,123	$80,775
Loss from operations	(58,256)	(60,038)
Net loss	(57,531)	(62,799)

Anderson contract termination costs

As discussed in the Company’s 2008 Form 10-K, in connection with the Company’s termination of the Anderson, SC land and building lease agreement, the Company also triggered, effective June 30, 2008, the early termination of the Anderson manufacturing services agreement with Owens Corning (“OC”).

During April 2008, the Anderson furnace had a premature failure that resulted in a permanent shutdown of the furnace. As a consequence, the Company was obligated to pay $639 for the facility lease expenses and the manufacturing service costs related to labor and other fixed expenses incurred by OC from the date of the furnace shutdown to June 30, 2008, the effective date of the termination of all the Anderson related agreements, without economic benefit to the Company.

The Company recorded these costs as contract termination costs netted in “other operating income”, under the guidance of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal of Activities”. The Company paid in full the balance due for such contract termination costs to OC during the third quarter of 2008.

3.	Inventories, net

Inventories, net of reserves for excess, obsolete, and lower of cost or market adjustments of $1,819 and $1,482 as of June 30, 2009 and December 31, 2008, respectively, consist of the following:

	June 30, 2009	December 31, 2008
Finished goods and work in process	$28,055	$30,180
Materials and supplies	11,337	9,812

	$39,392	$39,992

4.	Property, Plant and Equipment and Alloy Metals

Property, plant and equipment and alloy metals consist of the following:

	June 30, 2009	December 31, 2008
Land	$11,561	$861
Buildings and leasehold improvements	37,441	15,029
Machinery and equipment	101,094	73,000
Alloy metals (net of depletion)	116,880	117,924

	266,976	206,814
Less – Accumulated depreciation	(38,234)	(33,138)

	228,742	173,676
Construction-in-progress	8,816	5,204

	$237,558	$178,880

As discussed in Note 2, property, plant and equipment acquired in the Chinese business combination were recorded at their estimated fair market value at the acquisition date of $91,744 (including $10,700 of land use rights, $20,750 of buildings and leasehold improvements, $49,322 of machinery and equipment and construction-in-progress, and $10,972 of alloy metals) less the allocation of the $23,210 preliminary negative goodwill associated with this acquisition to machinery and equipment until the evaluation of the fair value of the assets acquired and liabilities assumed is completed, as discussed in Note 2.

Depreciation expense was $5,153 and $5,702 in the six months ended June 30, 2009 and 2008, respectively, and depletion of alloy metals was $4,765 and $5,843 (net of recoveries and excluding expense to process such recoveries), in the six months ended June 30, 2009 and 2008, respectively.

During the first six months of 2009, the Company sold alloy metals and recognized a gain of $387, classified as “other operating expense”. During the second quarter of 2008, the Company sold land and recognized a gain of $930, classified as “other operating income”.

5.	Intangible Assets

Intangible assets subject to amortization and trademarks, which are not amortized, consist of the following:

	June 30, 2009	December 31, 2008	Estimated Useful Lives
Intangible assets subject to amortization:
Customer relationships - U.S.	$4,800	$4,800	11 years
Customer contracts and relationships - China	1,200	—	10 years
Process technology	10,200	10,200	18 years
Deferred financing fees	5,075	5,145	5 to 8 years
Covenant not to compete	2,018	2,018	3 years

Sub-Total	23,293	22,163
Less – Accumulated amortization	(7,182)	(6,323)

	16,111	15,840
Trademarks – not amortized	5,613	5,613

Net intangible assets	$21,724	$21,453

Deferred financing fees are amortized by the straight-line method, which approximates the effective interest method.

During the first quarter of 2009, the Company purchased $3,000 (face amount) of its 11% senior secured second lien notes (“Notes”) (see Note 9). The allocable portion of debt issuance costs related to these Notes of $70 was netted against the gain on the repurchase of the Notes in “other non-operating income”.

6.	Goodwill Impairment Charge

Management concluded, with the assistance of independent third-party valuation specialists, that as of June 30, 2009, the goodwill associated with the purchase of AGY Holding Corporation by KAGY Holding Company, Inc. in April 2006 was partially impaired due largely to the near-to-mid term business outlook associated with the global economic environment. As a result, the Company recognized a non-cash, pre-tax goodwill impairment charge of $44.5 million, classified as a charge against “loss from operations” in the second quarter of 2009.

7.	Restructuring Initiatives

During the first half of 2009, the Company initiated several actions throughout the business to reduce its cost structure, streamline its processes, and optimize its manufacturing capabilities. Such actions included, but were not limited to, the temporary reduction of manufacturing capacity and associated workforce and permanent reductions in salaried personnel.

For the six months ended June 30, 2009, the Company recorded $725 in restructuring charges that related primarily to severance and outplacement costs for the salaried positions that the Company eliminated.

	Severance Costs	Others	Total
Balance as of December 31, 2008	$—	$—	$—
Restructuring costs incurred	688	37	725
Payments	(404)	(18)	(422)

Balance as of June 30, 2009	$284	$19	$303

8.	Accrued Liabilities

Accrued liabilities consist of the following:

	June 30, 2009	December 31, 2008
Vacation	$2,220	$2,371
Real and personal property taxes, excluding prepetition amounts still in negotiation	4,872	4,216
Pre-petition real and personal property taxes	999	999
Payroll and benefits	1,507	1,057
Unpaid severance costs	284	—
Variable compensation accrual	—	3,629
Amount due for pension and retiree medical reimbursement	344	1,540
Accrued interest	2,463	2,444
Current portion of pension and other employee benefits	1,055	1,055
Accrued non refundable PRC value added tax	1,672	—
Other	2,153	351

Total accrued liabilities	$17,569	$17,662

At June 30, 2009 and December 31, 2008, the Company had $1,240 and $1,239 of restricted cash in escrow, respectively for disputed and allowed claims resulting from the Company, under prior ownership, emerging from bankruptcy in 2004. The Company had remaining accrued liabilities of $999 at June 30, 2009 and December 31, 2008, for such disputed real and personal property taxes.

9.	Debt

Principal amounts of indebtedness outstanding under the Company’s financing arrangements consist of the following:

	June 30, 2009	December 31, 2008
Senior secured notes	$172,000	$175,000
Senior secured revolving credit facility	24,025	16,400
Shanghai credit facility - non recourse	37,568	—
Shanghai Grace Fabric Corporation loan	12,358	—

Total debt	245,951	191,400
Less – Current portion AGY China	17,298	—

Total long-term debt	$228,653	$191,400

Senior Secured Revolving Credit Facility

The Company’s $40,000 Senior Secured Revolving Credit Facility (“Credit Facility”) matures in October 2011 and includes a $20,000 sublimit for the issuance of letters of credit and a $5,000 sublimit for swing line loans. The borrowing base for the Credit Facility is equal to the sum of: (i) an advance rate against eligible accounts receivable of up to 90%, plus (ii) the lesser of (A) 65% of the book value of eligible inventory (valued at the lower of cost or market) and (B) 85% of the net orderly liquidation value for eligible inventory, plus (iii) up to $32,500 of eligible alloy inventory, minus (iv) 100% of market-to-market risk on certain interest hedging arrangements, minus (v) a reserve of $7,500. In connection with its acquisition of a 70% interest in Main Union Industrial Ltd, as described in Note 2, the Company amended its credit agreement in order to obtain the necessary approval of the revolving credit lenders. As a result of the amendment, the Availability Reserve in the borrowing base calculation increased from $7,500 to $10,000, the foreign subsidiary indebtedness of Main Union or its subsidiaries is permitted provided that it is non-recourse indebtedness, the investment associated with the purchase of the remaining 30% is permitted provided that the Company’s Excess Availability is at least $10,000 for 60 days prior to the consummation date and $12,500 immediately following such consummation, and it is an event of default under the credit agreement if the Company defaults under its obligations regarding the acquisition of the remaining 30% of Main Union. In addition, the applicable margin for any utilization of the revolver in excess of $25,000 increased from 1.75% to 3.0% for Eurodollar loans and from 0.75% to 2.0% for base rate loans. No other key terms of the credit agreement were modified under the amendment.

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

In addition, there are customary commitment and letter of credit fees under the Credit Facility. All obligations under the Credit Facility are guaranteed by the Company and all of its existing and future direct and indirect domestic subsidiaries. The Company’s r obligations under the Credit Facility are secured, subject to permitted liens and other agreed upon exceptions, by a first-priority security interest in substantially all of the Company’s assets.

At June 30, 2009 and December 31, 2008, we had $24,025 and $16,400 borrowings, respectively, outstanding under the Credit Facility. The weighted average interest rate for cash borrowings outstanding as of June 30, 2009, was 2.2%. At June 30, 2009 and December 31, 2008, we also issued approximately $950 and $450, respectively, of standby letters of credit primarily for collateral required for workers’ compensation and utilities obligations. Borrowing availability at June 30, 2009 and December 31, 2008, was approximately $14,950 and $23,150, respectively.

The Credit Facility contains customary representations and warranties and customary affirmative and negative covenants, including, among other things, restrictions on indebtedness, liens, investments, mergers and consolidations, dividends and other payments in respect to capital stock, transactions with affiliates, and optional payments and modifications of subordinated and other debt instruments. The Credit Facility also includes customary events of default, including a default upon a change of control. The Company was in compliance with all such covenants at June 30, 2009 and December 31, 2008.

Senior Secured Notes

On October 25, 2006, the Company issued $175,000 aggregate principal amount of 11% senior secured second lien notes (“Old Notes”) due in 2014 to an initial purchaser, which were subsequently resold to qualified institutional buyers and non-U.S. persons in reliance upon Rule 144A and Regulation S under the Securities Act of 1933, as amended. On May 8, 2008, we filed with the United States Securities and Exchange Commission (“SEC”) a registration statement on Form S-4 under the Securities Act of 1933 to exchange all of the Old Notes for the 11% senior secured second lien exchange notes (“Notes”); such exchange was fully consummated and closed on July 11, 2008. The Notes are identical in all respects to the Old Notes except:

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

As of June 30, 2009 and December 31, 2008, the estimated fair value of the Notes was $135,450 and $105,000, respectively, compared to a recorded book value of $172,000 and $175,000, respectively. The fair value of the Notes is estimated on the basis of quoted market prices; however, trading in these securities is limited and may not reflect fair value. The fair value is subject to fluctuations based on, among other things, the Company’s performance, its credit rating and changes in interest rates for debt securities with similar terms.

Shanghai Credit Facility- Non-recourse

Bank debt assumed in the acquisition of AGY China was $37,568 at June 30, 2009, of which $34,104 was refinanced on a long-term basis on July 10, 2009 as discussed below. Accordingly $34,104 was classified as long-term debt and $3,464 remained classified as short-term debt at June 30, 2009.

On July 10, 2009, AGY Shanghai entered into a financing arrangement with the Bank of Shanghai (“Shanghai Credit Facility”). The arrangement consists of a five-year term loan in the aggregate amount of $40,500, a one-year working capital loan in the aggregate amount of approximately $11,700 and a one-year letter of credit facility in the amount of $2,000. As discussed above, proceeds from the loans were used, in part, to repay the $37,568 outstanding under AGY Shanghai’s prior credit agreements.

The term loan is secured by AGY Shanghai’s building and equipment, and bears interest annually at the rate of either the five-year lending rate as published by the People’s Bank of China, plus a margin, or six-month LIBOR plus 3.0%. Term loan borrowings may be made in both local currency and US Dollars, up to certain limits.

Principal on the term loan is due semi-annually beginning April 2010, in accordance with the following amortization schedule (when term loan is fully drawn) (in $ millions):

2009	$—
2010	5.1
2011	8.1
2012	9.9
2013	11.3
2014	6.1

$40.5

The working capital loan facility is secured by future equipment and assets acquired by AGY Shanghai and bears interest annually at the rate of either the one-year lending rate as published by the People’s Bank of China or three-month LIBOR plus 3.0%. Working capital loan borrowings may be made in both local currency and US Dollars, up to certain limits.

The letter of credit facility is a one-year facility for the issuance of documentary letters of credit up to a maximum term of 120 days. A 15% deposit is required upon issuance with the balance due upon settlement of the underlying obligation.

The loan agreements contain customary representations and warranties and customary affirmative and negative covenants, including, among other things, interest coverage, restrictions on indebtedness, liens, investments, mergers and consolidations, dividends and other payments in respect to capital stock, and transactions with affiliates. The loan agreements also include customary events of default, including a default upon a change of control. AGY Shanghai was in compliance with all such covenants at June 30, 2009.

All amounts borrowed under the Shanghai Credit Facility are non-recourse to AGY Holding Corp. or any other domestic subsidiary of AGY Holding Corp.

Shanghai Grace Fabric Corporation Loan

Prior to the acquisition date, AGY Shanghai entered into a working capital unsecured loan with Shanghai Grace Fabric Corporation, a predecessor sister company. The $12,358 outstanding under this loan at the acquisition date and at June 30, 2009 was repaid in July 2009, using, in part, restricted cash for such repayment. The $12,358 loan was classified as short-term borrowings at June 30, 2009.

Maturities of Long-Term Debt

Maturities of long-term debt (including the consideration of refinancing of current maturities on a long-term basis) at June 30, 2009 consist of the following:

	North America	China – Non recourse	Total
2010	$—	$2,622	$2,818
2011	24,025	6,861	30,845
2012	—	8,479	8,336
2013	—	9,587	9,515
2014	172,000	5,079	177,139

	$196,025	$32,628	$228,653

10.	Capital Stock and Equity

The authorized capital of AGY Holding Corp. consists of a total of 5,000,000 shares of common stock with a par value of $0.0001 per share. All 1,291,667 outstanding shares of the Company have been owned by Holdings since the Acquisition on April 7, 2006. The holder of each share has the right to one vote for each share of common stock held and no shareholder has special voting rights other than those afforded all shareholders generally under Delaware law. Shareholders will share ratably, based on the number of shares held, in any and all dividends the Company may declare. As indicated in Note 9, the payment of dividends is restricted by the Credit Facility and no dividends were paid in either the six months ended June 30, 2009 or in 2008.

On June 10, 2009, $20,000 of additional paid-in capital was recorded to recognize an additional contribution by certain shareholders in Holdings to fund the AGY China acquisition.

11.	Employee Benefits

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

Net periodic benefit costs for the three and six months ended June 30, 2009 and 2008, are as follows:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	Pension Benefits		Post-Retirement Benefits		Pension Benefits		Post-Retirement Benefits
	2009	2008	2009	2008	2009	2008	2009	2008
Service cost	$—	$—	$112	$105	$—	$—	$224	$210
Interest cost	68	73	109	105	137	147	218	210
Amortization of unrecognized gains	—	—	(3)	—	—	—	(6)	—

Total net periodic benefit cost	$68	$73	$218	$210	$137	$147	$436	$420

Expected net employer contributions for the defined benefit plan for the year ending December 31, 2009 are $604. Expected net employer contributions for the postretirement benefit plan for the year ending December 31, 2009 are $451.

Defined Contribution Plan

The Company has a defined contribution 401(k) plan that allows qualifying employees to contribute up to 30% of their annual pretax or after-tax compensation subject to Internal Revenue Service (IRS) limitations. Effective January 1, 2007, AGY provides a matching employer contribution of 50% of up to 6% of each participant’s before-tax salary deferral. In addition, AGY may make an employer contribution to the plan based on the Company’s annual financial performance. For the six months ended June 30, 2009 and 2008, the Company contributed $343 and $402, respectively. Effective July 31, 2009, the matching employer contribution was temporarily suspended for the salaried workforce.

12.	Stock-based Compensation

Our stock-based compensation includes stock options and restricted stock as described in our 2008 Form 10-K. Total stock-based compensation was $549 and $582 at June 30, 2009 and 2008, respectively. No additional stock options or restricted stock were granted, exercised, forfeited or expired during the six months ended June 30, 2009.

13.	Comprehensive Income (Loss)

Comprehensive income (loss) represents net income (loss) and other gains and losses affecting shareholder’s equity that are not reflected in our consolidated statements of operations. The components of comprehensive income (loss) for the three and six months ended June 30, 2009 and 2008 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net income (loss)	$(55,232)	$752	$(57,909)	$(562)
Currency translation adjustments	(6)	(6)	(6)	(8)

Comprehensive income (loss)	$(55,238)	$746	$(57,915)	$(570)

14.	Derivative Instruments and Hedging Activities

We from time to time enter into fixed-price agreements for our natural gas commodity requirements to reduce the variability of the cash flows associated with forecasted purchases of natural gas. Although these contracts are considered derivative instruments, they typically meet the normal purchases exclusion contained in SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities — an amendment of FASB Statement No. 133, and SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, and are therefore exempted from the related accounting requirements. At June 30, 2009, we had existing contracts for physical delivery of natural gas at our Aiken, SC facility that fix the commodity cost of natural gas for approximately 107% and 94% of our estimated natural gas purchase requirements in the third quarter and fourth quarter, respectively, of 2009 and approximately 25% of fiscal year 2010. Because the natural gas commitments for the third quarter 2009 exceed our forecast utilization, we recognized a loss of $58 in the consolidated financial statements for the three and six months ended June 30, 2009.

We also use, on occasion, foreign currency derivatives to manage the risk associated with fluctuations in foreign exchange rates. Associated with a purchase commitment of certain manufacturing equipment denominated in euros, in February 2008 we entered into forward contracts to purchase 3.3 million Euros to hedge the exposure to changes in value of the Euro to the U.S dollar. All the contracts matured in the second and third quarters of 2008, and were accounted for as fair value hedges. At June 30, 2009 and December 31, 2008, we had no foreign currency hedging agreements in effect.

15.	Alloy Metals Leases

We lease under short-term operating facilities (generally with lease terms from one to twelve months) a portion of the alloy metals needed to support our manufacturing operations. During the six months ended June 30, 2009 and 2008, total lease costs of alloy metals were approximately $2,020 and $4,056, respectively, and were classified as a component of cost of goods sold.

We leased alloy metals under the following three agreements during the six months ended June 30, 2009 and in 2008:

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

At June 30, 2009 and December 31, 2008, we leased 26,400 and 28,800 ounces, respectively, of platinum under the facility, with a notional value of approximately $31,300 and $25,900, respectively, as calculated under the facility. Unused availability at June 30, 2009 and December 31, 2008, was approximately 5,600 and 3,200 ounces of platinum, respectively, with a notional value of $38,300 and $43,700, respectively. If the market value of the leased platinum exceeds $69,600 or 32,000 ounces, the Company is required to purchase or otherwise provide sufficient platinum to reduce the lease balance. At June 30, 2009 and December 31, 2008, there were no outstanding letters of credit securing the agreement. All of the leases outstanding at June 30, 2009 had initial terms of one to twelve months, maturing no later than October 7, 2009 (with future minimum rentals of approximately $276 until maturity in October 2009).

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

At June 30, 2009 and December 31, 2008, we leased approximately 17,800 and 19,050 ounces of platinum, respectively, and 3,100 and 3,300 ounces of rhodium, respectively, under the Master Lease Agreement, with a notional value of approximately $23,400 and $21,800. All of the leases outstanding at June 30, 2009 had initial terms of one to twelve months, maturing no later than October 28, 2009 (with future minimum rentals of approximately $350 until maturity in October 2009).

16.	Commitments and Contingencies

We are not a party to any significant litigation or claims, other than routine matters incidental to the operation of the Company. We do not expect that the outcome of any pending claims will have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.

In addition to the alloy metal leases discussed in Note 15, we also lease other equipment and property under operating leases. Total rent expense for the six months ended June 30, 2009 and 2008, was approximately $1,026 and $356, respectively. The following is a schedule by year of minimum future rentals payments at June 30, 2009:

7/1/09 to 12/31/09	$595
2010	1,198
2011	1,107
2012	1,062
2013	1,056
Thereafter	1,652

$6,670

We are obligated to make approximately $1,800 minimum purchases of marbles from OC during the remainder of 2009.

ITEM 2. – Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report contains forward-looking statements with respect to our operations, industry, financial condition and liquidity. These statements reflect our management’s assessment of a number of risks and uncertainties. Our actual results could differ materially from the results anticipated in these forward-looking statements as a result of certain factors identified in this Quarterly Report. An additional statement made pursuant to the Private Securities Litigation Reform Act of 1995 and summarizing certain of the principal risks and uncertainties inherent in our business is included herein under the caption “Disclosure Regarding Forward-Looking Statements.” You are encouraged to read this statement carefully.

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

BUSINESS COMBINATION

On June 10, 2009, pursuant to the terms of the Sale and Purchase Agreement dated March 12, 2009, by and among AGY Cayman, Grace Technology Investment Co., Ltd., and Grace THW Holding Limited (“Grace”), previously described in the Current Report on Form 8-K of AGY Holding Corp. filed on March 18, 2009, AGY Cayman, a company incorporated in the Cayman Islands and a wholly-owned subsidiary of the Company completed its acquisition of 70% of the outstanding shares of Main Union Industrial Ltd. (renamed AGY Hong Kong Ltd.), a company incorporated in Hong Kong and a wholly-owned subsidiary of Grace Technology Investment Co., Ltd., a company incorporated in the British Virgin Islands and a wholly-owned subsidiary of Grace THW Holding Limited. AGY Hong Kong Ltd owns 100% controlling interest in Shanghai Grace Technology Co., Ltd. (renamed AGY Shanghai Technology Co., Ltd. (“AGY Shanghai”), a company incorporated in the People’s Republic of China (“PRC”), which is also a glassfiber yarns manufacturer. This acquisition expands AGY’s geographic, manufacturing, and servicing capabilities in the Asia-Pacific region relative to the electronics and industrial end-markets.

The Company paid $20 million in cash for a 70% controlling interest in Main Union Industrial Ltd and its subsidiaries (“AGY China”) and financed this consideration through the sale of additional equity to the Company’s private equity sponsors.

The details of this business combination, accounted for under the purchase method of accounting, the preliminary allocation of the purchase price and the impact of AGY China, which has been included in our consolidated financial statements since its June 10, 2009 acquisition, are presented in Note 2 to the accompanying unaudited interim consolidated financial statements.

OUTLOOK

We are making progress in connection with our strategies to improve operating efficiency and to expand our product offerings, our markets, and our customer base. During the first half of 2009, we experienced soft demand across most of our markets, and a decrease in inventory levels held by many our customers. It is unlikely that we will see significant improvements in the markets we serve in 2009 based on current economic forecasts. Additionally, the timing of several defense related program awards is uncertain at this time. As a result of these uncertainties, we continue to focus on capacity and cost reduction initiatives, cash flow generation and on maintaining adequate liquidity necessary for our operations.

CRITICAL ACCOUNTING POLICIES

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In preparing our financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses included in the financial statements. Estimates are based on historical experience and other information then currently available, the results of which form the basis of such estimates. While we believe our estimation processes are reasonable, actual results could differ from our estimates. The critical accounting policies that affect the Company’s more complex judgments and estimates are described in our 2008 Form 10-K. There were no significant changes in our accounting policies and estimates since the end of fiscal 2008.

Adoption of new accounting standards

New accounting pronouncements that have been recently adopted are included in Note 1, “Overview and Significant Accounting Policies” to the accompanying unaudited interim consolidated financial statements.

RECENTLY ISSUED ACCOUNTING STANDARDS

New accounting pronouncements that have been recently issued but not yet adopted are included in Note 1, “Overview and Significant Accounting Policies” to the accompanying unaudited interim consolidated financial statements.

Results of Operations

The following tables summarize our results of operations in dollars and as a percentage of net sales for the three and six months ended June 30, 2009 and 2008 (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2009		2008		2009		2008
Net sales	$32,826		$64,069		$72,440		$122,034
Cost of goods sold	40,521		51,721		73,140		100,453

Gross profit (loss)	(7,695)		12,348		(700)		21,581
Selling, general and administrative expenses	3,794		4,912		8,048		9,352
Restructuring charges	207		—		725		—
Amortization of intangible assets	251		465		502		929
Goodwill impairment charge	44,466		—		44,466		—
Other operating (expense) income, net	(177)		308		(1,867)		319

Income (loss) from operations	(56,590)		7,279		(56,308)		11,619
Other non-operating (expense) income, net	24		(87)		1,128		109
Interest expense	(5,253)		(6,017)		(10,384)		(12,636)

Income (loss) before income taxes	(61,819)		1,175		(65,564)		(908)
Income tax benefit (expense)	6,587		(423)		7,655		346

Net income (loss)	(55,232)		752		(57,909)		(562)
Less: Net loss attributable to noncontrolling interest	(197)		—		(197)		—

Net income (loss) attributable to AGY Holding Corp.	$(55,035)		$752		$(57,712)		$(562)

	Three Months Ended June 30,				Six Months Ended June 30,
	2009		2008		2009		2008
Net sales	100.0%		100.0%		100.0%		100.0%
Cost of goods sold	123.4%		80.7%		101.0%		82.3%

Gross profit (loss)	(23.4	) %	19.3%		(1.0	) %	17.7%
Selling, general and administrative expenses	11.6%		7.7%		11.1%		7.7%
Restructuring charges	0.6%		—%		1.0%		—%
Amortization of intangible assets	0.8%		0.7%		0.7%		0.8%
Goodwill impairment charge	135.5%		—%		61.4%		—%
Other operating (expense) income, net	(0.5	) %	0.5%		(2.6	) %	0.3%

Income (loss) from operations	(172.4)%		11.4%		(77.8	) %	9.5%
Other non-operating (expense) income, net	0.1%		(0.1	) %	1.6%		0.1%
Interest expense	(16.0	) %	(9.4	) %	(14.3	) %	(10.4	) %

Income (loss) before income taxes	(188.3)%		1.9%		(90.5	) %	(0.8	) %
Income tax benefit (expense)	20.1%		(0.7	) %	10.6%		0.3%

Net income (loss)	(168.2)%		1.2%		(79.9	) %	(0.5	) %
Less: Net loss attributable to noncontrolling interest	(0.5	) %	—%		(0.2	) %	—%

Net income (loss) attributable to AGY Holding Corp.	(167.7)%		1.2%		(79.7	) %	(0.5	) %

As further discussed below, our management uses EBITDA and Adjusted EBITDA, which are non-GAAP financial measures, to measure our operating performance.

EBITDA and Adjusted EBITDA (which are defined below) are reconciled from net income (loss) determined under GAAP as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Statement of operations data:
Net income (loss)	$(55,232)	$752	$(57,909)	$(562)
Interest expense	5,253	6,017	10,384	12,636
Income tax (benefit) expense	(6,587)	423	(7,655)	(346)
Depreciation and amortization	2,989	3,466	5,655	6,631

EBITDA	$(53,577)	$10,658	$(49,525)	$18,359

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
EBITDA	$(53,577)	$10,658	$(49,525)	$18,359
Adjustments to EBITDA:
Alloy depletion charge, net (a)	1,723	3,441	4,765	5,871
Non-cash compensation charges (b)	102	234	549	582
Management fees (c)	187	187	375	375
Acquisition-related costs expensed in accordance with SFAS No 141 (R) (d)	786	—	2,440	—
Gain on early extinguishment of debt (e)	—	—	(1,138)	—
Restructuring charges (f)	207	—	725	—
Cost associated with the exit of Anderson facility (g)	—	623	—	623
Goodwill impairment charge (h)	44,466	—	44,466	—
Disposition of assets (gain) & others (i)	(427)	(930)	(389)	(930)

Adjusted EBITDA	(6,533)	14,213	2,268	24,880
Less: Adjusted EBITDA attributable to the noncontrolling interest	(37)	—	(37)	—

Adjusted EBITDA attributable to AGY Holding Corp.	$(6,496)	$14,213	$2,305	$24,880

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Adjusted EBITDA allocated to AGY Holding Corp. breakdown:
AGY U.S.A manufacturing operations	$(6,409)	$14,213	$2,392	$24,880
AGY China manufacturing operations	(87)	—	(87)	—

	$(6,496)	$14,213	$2,305	$24,880

(a)	We purchase or lease alloy metals that are used in our manufacturing process. During the manufacturing process a small portion of the alloy metal is physically consumed. When the metal is actually consumed we recognize a non-cash charge be recorded. This expense is recorded net of the amount of metal that can be recovered after some specific treatment and net of the charges associated with such recovery treatment.
(b)	Reflects non-cash compensation expenses related to awards under Holdings’ 2006 Stock Option Plan and Holdings’ restricted stock granted to certain members of management.

(c)	Reflects the elimination of the annual management fee payable to our sponsor, Kohlberg & Company, LLC, pursuant to management agreement entered into in connection with the Acquisition.
(d)	Reflects the elimination of the transactional costs associated with AGY China business combination that was consummated on June 10, 2009. $1,098 relates to costs incurred and deferred at December 31, 2008 that were expensed in 2009 as a result of adopting the provisions of SFAS No 141 (R); the remainder, or $1,342, constitute incremental acquisition-related costs incurred and expensed during the first half of 2009.
(e)	Reflects the elimination of the net gain on early extinguishment of debt associated with the $3,000 (face value) 11% senior secured second lien notes (“Notes”) repurchase made by the Company in February 2009.
(f)	Reflects the elimination of the restructuring charges associated with a reduction in our salaried workforce in 2009 to reduce our cost structure and streamline processes.
(g)	Reflects the elimination of the costs associated with the termination of the Anderson land and building lease and manufacturing services agreements that continued to be incurred from the date of the premature failure of the Anderson furnace to June 30, 2008, without economic benefit to the Company.
(h)	Reflects the elimination of the charge associated with the impairment of the goodwill related to the purchase of AGY Holding Corporation by KAGY Holding Company, Inc. in April 2006, which was recognized in the second quarter of 2009.
(i)	Reflects primarily the elimination of the gain (loss) recorded versus historical book value on the sale or exchange of some non-operating assets.

EBITDA is defined as earnings before interest, taxes, depreciation and amortization. EBITDA is a non-GAAP financial measure used by management to measure operating performance. EBITDA is not a recognized term under GAAP and does not purport to be an alternative to net income as a measure of operating performance or to cash flows from operating activities as a measure of liquidity. Additionally, EBITDA is not intended to be a measure of free cash flow available for management’s discretionary use, as it does not consider certain cash requirements such as interest payments, tax payments and debt service requirements. Management believes EBITDA is helpful in highlighting trends because EBITDA excludes the result of decisions that are outside the control of operating management and can differ significantly from company to company depending on long-term strategic decisions regarding capital structure, the tax jurisdictions in which companies operate and capital investments. In addition, management believes EBITDA provides more comparability between our historical results and results that reflect purchase accounting and changes in our capital structure. Management compensates for the limitations of using non-GAAP financial measures by using them to supplement GAAP results to provide a more complete understanding of the factors and trends affecting the business than GAAP results alone. Because not all companies use identical calculations, these presentations of EBITDA (as well as Adjusted EBITDA) may not be comparable to other similarly titled measures of other companies.

Adjusted EBITDA is a non-GAAP financial measure which is defined as EBITDA further adjusted as permitted and calculated in the manner that “Consolidated Cash Flow” is calculated under the indenture governing our Notes, relative to certain provisions, including but not limited to, restricted payments and incurrence of additional indebtedness. We believe that the inclusion of supplementary adjustments to EBITDA applied in presenting Adjusted EBITDA is appropriate to provide additional information to investors.

THREE MONTHS ENDED JUNE 30, 2009 COMPARED TO THREE MONTHS ENDED JUNE 30, 2008

Net sales. Net sales decreased $31.3 million, or 48.8%, to $32.8 million for the three months ended June 30, 2009, compared to $64.1 million during the comparable quarter of 2008. The global economic downturn and lower inventory levels held by our customers were the primary drivers of this decrease. Without taking account of the insignificant impact of the Chinese acquisition in mid June 2009, volumes sold were down globally by 43%, compared to the second quarter of 2008. The construction and industrial market revenues were down 53% and 36%, respectively, compared to the second quarter of 2008, as a result of soft market conditions. Electronics sales were down 33% compared to the same period in 2008, however, they have more than doubled compared to the first quarter of 2009 as a result of some improved market conditions in Asia. Aerospace sales decreased by 45% compared to the second quarter of 2008 reflecting continued de-stocking initiatives by our customers, and decreased aircraft retrofit activity. Defense revenue in the second quarter of 2009 decreased by 77% compared to the comparable period of 2008. Defense revenue in 2008 was favorably impacted by the ramp-up activities of the MRAP program, which was completed in March of 2009.

Gross profit/loss. We had a negative gross margin of $7.7 million for the three months ended June 30, 2009, compared to a gross profit of $12.3 million for the three months ended June 30, 2008. The negative gross margin in the second quarter of 2009 was driven largely by lower sales volumes and an unfavorable product mix associated with lower shipments to defense and aerospace markets. Additionally, the under-absorption of overhead costs associated with management’s decision to curtail production capacity and lower inventory levels negatively impacted results. These negative variances were partially offset by cost reduction initiatives including the curtailment of discretionary spending, primary workforce furloughs and salaried headcount reductions.

Selling, general and administrative expenses. Selling, general and administrative costs decreased from $4.9 million during the second quarter of 2008 to $3.8 million during the quarter ended June 30, 2009. This decrease reflects continued activities in reducing the Company’s cost structure including a reduction in the salaried workforce and minimizing discretionary spending. Selling, general and administrative costs increased from 7.7% of net sales for the three months ended June 30, 2008 to 11.6% of net sales for the three months ended June 30, 2009.

Restructuring charges. For the three months ended June 30, 2009, we recognized $0.2 million in restructuring charges primarily related to severance and outplacement costs for headcount reductions in connection with our structural cost-reduction initiatives.

Amortization of intangible assets. Amortization of other intangible assets decreased $0.2 million to $0.25 million during the quarter ended June 30, 2009, when compared to the quarter ended June 30, 2008. This decrease was primarily attributable to the expiration of a non-compete covenant on December 31, 2008.

Goodwill impairment charge. Management concluded, with the assistance of an independent third-party valuation specialist, that as of June 30, 2009, the goodwill associated with the purchase of AGY Holding Corporation by KAGY Holding Company, Inc. in April 2006 was partially impaired due largely to the near-to-mid term business outlook associated with the global economic environment. As a result, the Company recognized a pre-tax goodwill impairment charge of $44.5 million, classified in “loss from operations” in the second quarter of 2009.

Other operating expense. During the second quarter of 2009, other operating expense of $0.2 million related primarily to $0.8 million of acquisition-related costs, partially offset by a $0.4 million gain recognized on the sale of excess alloy metals. During the second quarter of 2008, other operating income of $0.3 million was primarily the result of the sale of an unused portion of land and building at the Aiken facility, partially offset by the Anderson contract termination costs.

Interest expense. Interest expense decreased $0.7 million from $6.0 million in the second quarter of 2008 to $5.3 million for the three months ended June 30, 2009. The decrease was primarily due to the $0.6 million of non-recurring fees and expenses incurred during the second quarter of 2008 in connection with the Company’s S-4 Registration Statement that were not incurred in 2009.

Income tax benefit. Income tax benefit increased $7.0 million from a $0.4 million tax expense for the three months ended June 30, 2008 to a $6.6 million tax benefit for the three months ended June 30, 2009, due to the higher pre-tax loss recognized in the second quarter of 2009. In addition, the effective tax rate decreased from 36.0% for the second quarter of 2008 to 10.7% for the second quarter of 2009 as a result of (i) the $44.5 million goodwill impairment charge, which is not tax deductible for income tax purposes, recognized during the second quarter of 2009, and (ii) management’s determination that a significant portion of the acquisition transactional costs we expensed in 2009 as result of adopting the provisions of SFAS No 141(R) would not be tax deductible.

Net loss. As a result of the aforementioned factors, we reported a net loss attributable to AGY Holding Corp. of $55.0 million for the three months ended June 30, 2009, compared to net income of $0.8 million for the three months ended June 30, 2008.

SIX MONTHS ENDED JUNE 30, 2009 COMPARED TO SIX MONTHS ENDED JUNE 30, 2008

Net sales. Net sales decreased $49.6 million, or 40.7%, to $72.4 million for the six months ended June 30, 2009, compared to $122.0 million during the comparable period of 2008. The global economic downturn and lower inventory levels held by our customers were the primary drivers of this decrease. Without taking account of the insignificant impact of the Chinese acquisition in early June 2009, volumes sold were down globally by 43% compared to the same period in 2008. The electronics, construction and industrial market revenues were down 51%, 38% and 35%, respectively, compared to the same period in 2008, as a result of soft demand. Aerospace sales decreased by 34% compared to the first half of 2008 reflecting softer demand, lower inventory levels in the supply chain, and decreased aircraft retrofit activity. Defense revenue decreased 33% in the first half of 2009 compared to the same period of 2008 as the result of the conclusion of the MRAP program during the first quarter of 2009.

Gross profit/ loss. We had a negative gross margin of $0.7 million for the six months ended June 30, 2009, compared to a gross profit of $21.6 million for the six months ended June 30, 2008. The negative gross margin in the first half of 2009 was driven largely by lower sales volumes, an unfavorable product mix, and expenses associated with management’s decision to curtail production capacity and lower inventory levels in order to improve liquidity. These negative variances were partially offset by cost reduction initiatives including, but not limited to, the curtailment of discretionary spending, primary workforce furloughs and salaried headcount reductions.

Selling, general and administrative expenses. Selling, general and administrative costs decreased from $9.4 million during the first half of 2008 to $8.0 million during the six months ended June 30, 2009. This decrease reflects activities necessary to reduce the Company’s cost structure and minimizing discretionary spending. Selling, general and administrative costs increased from 7.7% of net sales for the six months ended June 30, 2008 to 11.1% of net sales for the six months ended June 30, 2009.

Restructuring charges. For the six months ended June 30, 2009, we recognized $0.7 million in restructuring charges primarily related to severance and outplacement costs for headcount reductions in connection with our structural cost-reduction initiatives.

Amortization of intangible assets. Amortization of other intangible assets decreased $0.4 million to $0.5 million during the six months ended June 30, 2009, when compared to the six months ended June 30, 2008. This decrease was primarily attributable to the expiration of a non-compete covenant on December 31, 2008.

Goodwill impairment charge. Management concluded, with the assistance of an independent third-party valuation specialist, that as of June 30, 2009, the goodwill associated with purchase of AGY Holding Corporation by KAGY Holding Company, Inc. in April 2006 was partially impaired due largely to the near-to-mid term business outlook associated with the global economic environment. As a result, the Company recognized a pre-tax goodwill impairment charge of $44.5 million, classified in “loss from operations” in the second quarter of 2009.

Other operating expense. During the first half of 2009, other operating expense of $1.9 million related primarily to (i) $2.4 million of acquisition-related costs, including $1.1 million of acquisition-related costs incurred and deferred at December 31, 2008 that were subsequently expensed on January 1, 2009 as a result of adopting SFAS No. 141(R), partially offset by (ii) a $0.4 million book gain recognized on the sale of excess alloy metals during the first half of 2009. During the first half of 2008, other operating income of $0.3 million was primarily the result of the sale of an unused portion of land and building at the Aiken facility, partially offset by the Anderson contract termination costs.

Other non-operating income. During the first half of 2009, other non-operating income of $1.1 million was due to the net gain on the early extinguishment of debt associated with the purchase of $3 million (face value) of our Notes. In the first half of 2008, other non-operating income of $0.1 million was primarily due to realized and unrealized foreign exchange gains.

Interest expense. Interest expense decreased $2.2 million from $12.6 million in the first half of 2008 to $10.4 million for the six months ended June 30, 2009. The decrease was due to $2.2 million of non-recurring fees and expenses incurred during the first half of 2008 related to bondholders’ consent solicitation for our Metal Consignment Facility amendment and the Company’s S-4 Registration Statement.

Income tax benefit. Income tax benefit increased $7.4 million from a $0.3 million tax benefit for the six months ended June 30, 2008 to a $7.7 million tax benefit for the six months ended June 30, 2009 due to the higher pre-tax loss recognized in the second quarter of 2009. In addition, the effective tax rate decreased from 38.1% for the first half of 2008 to 11.7% for the first half of 2009 as a result of (i) the $44.5 million goodwill impairment charge recognized during the second quarter of 2009 that is not tax deductible, and (ii) management’s determination that a significant portion of the acquisition transactional costs we expensed in 2009 as result of adopting the provisions of SFAS No 141(R) would not be tax deductible.

Net loss. As a result of the aforementioned factors, we reported a net loss attributable to AGY Holding Corp. of $57.7 million for the six months ended June 30, 2009, compared to net loss of $0.6 million for the six months ended June 30, 2008.

LIQUIDITY AND CAPITAL RESOURCES

AGY Holding Corp. and its Domestic Subsidiaries’ Liquidity

Our principal sources of liquidity are cash flows from operations and borrowings under our financing arrangements. Our need for liquidity will arise primarily from interest payments on the outstanding $172.0 million principal amount of our Notes, interest and principal payments on our senior secured revolving credit facility (“Credit Facility”), and the funding of capital expenditures, alloy metals, strategic initiatives, normal recurring operating expenses and working capital requirements. There are no mandatory payments of principal on the Credit Facility or on the Notes scheduled prior to their maturity in October 2011 and November 2014, respectively.

At June 30, 2009, we had total liquidity of $15.8 million, consisting of $0.8 million of unrestricted cash and approximately $15.0 million of borrowing availability under the Credit Facility. Based upon our current and anticipated levels of operations, we believe, but can not guarantee, that our cash flows from operations and investing activities, together with availability under our Credit Facility, will be adequate to meet our liquidity needs for the next twelve months and the foreseeable future. However, this forward-looking statement is subject to risks and uncertainties. See “Forward-Looking Statements” and “Item 1A. Risk Factors.” of our 2008 Form 10-K.

AGY China’s Liquidity

AGY China’s sources of liquidity are cash flows from operations and borrowings under approximately $52.2 million of non-recourse financing arrangements with the Bank of Shanghai (“Shanghai Credit Facility”). The need for liquidity will arise primarily from interest and principal payments on the Shanghai Credit Facility and the funding of capital expenditures, alloy metals, strategic initiatives, normal recurring operating expenses and working capital requirements. There are semi-annual mandatory payments of principal on the term loan borrowings in the amounts described below under “Financial Obligations and Commitments”, beginning in April 2010.

Working capital

Working capital is defined as total current assets, excluding unrestricted cash, less total current liabilities, including the short-term borrowings and current portion of long-term debt. We had working capital of $34.2 million and $36.9 million on June 30, 2009 and December 31, 2008, respectively. The decrease relates primarily to a $2.8 million working capital deficiency of to AGY China. For the non China related operations, the $2.0 million decrease in accounts receivable and $2.9 million decrease in inventory was offset by a $1.0 million decrease in accounts payable and a $3.8 million decrease in accrued liabilities.

Other balance-sheet items

Net Property, Plant and Equipment and Alloy Metals. Net property, plant and equipment and alloy metals increased $58.7 million from December 31, 2008 to June 30, 2009, primarily due to the $68.5 million of net preliminary estimated fair value of property, plant and equipment and alloy metals acquired in the Chinese business combination in June 2009. The remainder is the result of $9.9 million of depreciation and alloy metals depletion expenses and the sale of $7.3 million of excess alloy metals at book value, partially offset by $7.4 million of capital expenditures including accrued construction in progress.

Long Term Debt. Long-term debt increased $37.3 million from December 31, 2008 to June 30, 2009 as a result of $32.6 million of long-term debt attributable to AGY China and a $4.7 million increase in borrowings under our Credit Facility necessary to fund the operating cash flow requirements and capital expenditures made during the first six months of 2009.

Six months ended June 30, 2009 compared to six months ended June 30, 2008

Cash used by operating activities was $9.7 million for the six months ended June 30, 2009, compared to cash provided by operating activities of $13.4 million for the six months ended June 30, 2008. The $23.1 million decrease in operating cash flows during the first half of 2009 was driven largely by the net loss adjusted for non-cash items recognized during the first half of 2009.

Cash used in investing activities was $18.9 million for the six months ended June 30, 2009, compared to $30.1 million for the six months ended June 30, 2008. This decrease was due to (i) the purchase of $25.1 million of alloy metals in the first half of 2008, compared to the sale of $7.6 million of excess alloy in the first half of 2009, partly offset by (ii) the $18.0 million payment for the majority interest of AGY China, net of cash acquired in June 2009, and (iii) a $2.8 million increase in purchases of property, plant and equipment to support strategic initiatives in the first half of 2009.

Cash provided by financing activities was $25.8 million for the six months ended June 30, 2009, compared to $13.0 million for the six months ended June 30, 2008. This increase was due primarily to (i) a $20.0 million equity infusion by Kohlberg & Company, LLC to fund the AGY China acquisition in June 2009, partially offset by (ii) the $1.8 million cash outflow for the repurchase of $3 million of Notes (face value) in the first quarter of 2009, and (iii) a $5.5 million decrease in revolver borrowings in the first half of 2009 compared to the first half of 2008.

Indebtedness

North America

For our North American based operations, our principal sources of liquidity have been cash flow generated from operations, borrowings under our $40 million Credit Facility, the issuance of $175 million ($172 million outstanding) in aggregate principal amount of Notes due 2014 and our cash on hand.

Our Credit Facility matures in October 2011 and includes sub-limits for the issuance of letters of credit and swing line loans. The borrowing base for our Credit Facility is equal to the sum of: (i) an advance rate against eligible accounts receivable of up to 90%, plus (ii) the lesser of (A) 65% of the book value of our eligible inventory (valued at the lower of cost or market) and (B) 85% of the net orderly liquidation value for our eligible inventory, plus (iii) up to $32.5 million of our eligible alloy inventory, minus (iv) 100% of market-to-market risk on certain interest hedging arrangements, minus (v) a reserve of $10.0 million.

At our option, loans under our Credit Facility bear interest based on either the Eurodollar rate or base rate (a rate equal to the greater of the corporate base rate of interest established by the administrative agent from time to time, and the federal funds effective rate plus 0.50%) plus, in each case, an applicable margin. Generally, the applicable margin is expected to be 1.75% in the case of Eurodollar rate loans and 0.75% in the case of base rate loans. The interest rate for borrowings over $25.0 million is 3.0% for Eurodollar rate loans and 2.0% for base rate loans.

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

As of June 30, 2009, we had utilized approximately $0.9 million of the Credit Facility for the issuance of standby letters of credit and had $24.0 million cash borrowings outstanding, leaving $15.0 million available for additional borrowings.

In connection with our acquisition of a 70% interest in AGY Hong Kong Ltd., as described in Note 2 to the accompanying unaudited interim consolidated financial statements, we amended our credit agreement in order to obtain the necessary approval of the revolving credit lenders. As a result of the amendment, the Availability Reserve in the borrowing base calculation increased from $7.5 million to $10 million, the foreign subsidiary indebtedness of AGY Hong Kong Ltd. or its subsidiaries is permitted provided that it is non-recourse indebtedness, the investment associated with the purchase of the remaining 30% is permitted provided that our Excess Availability is at least $10 million for 60 days prior to the consummation date and $12.5 million immediately following such consummation, and it is an event of default under the credit agreement if we default under our obligations regarding the acquisition of the remaining 30% of AGY Hong Kong Ltd.. In addition, the applicable margin for any utilization of the revolver in excess of $25 million increased from 1.75% to 3.0% for Eurodollar loans and from 0.75% to 2.0% for base rate loans. No other key terms of the credit agreement were modified under the amendment.

In connection with our refinancing on October 25, 2006, we issued $175.0 million aggregate principal amount of 11% senior second lien notes (“Old Notes”) to an initial purchaser, which were subsequently resold to qualified institutional buyers and non-U.S. persons in reliance upon Rule 144A and Regulation S under the Securities Act of 1933, as amended. As discussed in Note 8 to these interim consolidated financial statements, we consummated an exchange offer of the Old Notes in June 2008. Interest on the Notes is payable semi-annually on May 15 and November 15 of each year. Our obligations under the Notes are fully and unconditionally guaranteed, jointly and severally, on a second-priority basis, by each of our existing and future domestic subsidiaries, other than immaterial subsidiaries, that guarantee our indebtedness, including our new Credit Facility, or the indebtedness of any our restricted subsidiaries. The indenture does not allow us to pay dividends or distributions on our outstanding capital stock (including to our parent) and limits or restricts our ability to incur additional debt, repurchase securities, make certain prohibited investments, create liens, transfer or sell assets, enter into transactions with affiliates, issue or sell stock of a subsidiary or merge or consolidate. The indenture permits the trustee or the holders of 25% or more of the notes to accelerate payment of the outstanding principal and accrued and unpaid interest upon certain events of default, including failure to make required payments of principal and interest when due, uncured violations of the material covenants under the indenture or if lenders accelerate payment of the outstanding principal and accrued unpaid interest due to an event of default with respect to at least $15.0 million of our other debt, such as our Credit Facility.

In February 2009, we repurchased $3.0 million face amount of Notes for $1.8 million plus accrued interest and commission, resulting in a net gain on extinguishment of debt of approximately $1.1 million (net of deferred financing fees written off), classified as “other non-operating income”.

As of June 30, 2009, the estimated fair value of the Notes was $135.5 million compared to a recorded book value of $172 million.

China

Bank debt assumed in the acquisition of AGY China was $37.6 million at June 30, 2009, of which $34.1 million was refinanced on a long-term basis on July 10, 2009 as discussed below. Accordingly $34.1 million was classified as long-term debt and $3.5 million remained classified as short-term debt at June 30, 2009.

On July 10, 2009, AGY Shanghai entered into a financing arrangement with the Bank of Shanghai (“Shanghai Credit Facility”). The arrangement consists of a five-year term loan in the aggregate amount of $40.5 million, a one-year working capital loan facility in the aggregate amount of approximately $11.7 million and a one-year letter of credit facility in the amount of $2.0 million. As discussed above, proceeds from the loans were used, in part, to repay the $37.6 million outstanding under AGY Shanghai’s prior credit agreements.

The term loan is secured by AGY Shanghai’s building and equipment, and bears interest annually at the rate of either the five-year lending rate as published by the People’s Bank of China, plus a margin or six-month LIBOR plus 3.0%. Term loan borrowings may be made in both local currency and US Dollars, up to certain limits.

The working capital loan is secured by future equipment and assets acquired by AGY Shanghai and bears interest annually at the rate of either the one-year lending rate as published by the People’s Bank of China or three-month LIBOR plus 3.0%. Working capital loan borrowings may be made in both local currency and US Dollars, up to certain limits.

The letter of credit facility is a one-year facility for the issuance of documentary letters of credit up to a maximum term of 120 days. A 15% deposit is required upon issuance with the balance due upon settlement of the underlying obligation.

The loan agreements contain customary representations and warranties and customary affirmative and negative covenants, including, among other things, interest coverage, restrictions on indebtedness, liens, investments, mergers and consolidations, dividends and other payments in respect to capital stock, and transactions with affiliates. The loan agreements also include customary events of default, including a default upon a change of control. AGY Shanghai was in compliance with all such covenants at June 30, 2009.

All amounts borrowed under the Shanghai Credit Facility are non-recourse to AGY Holding Corp or any other domestic subsidiary of AGY Holding Corp.

Prior to the acquisition date, AGY Shanghai also entered into a working capital unsecured loan with Shanghai Grace Fabric Corporation, a predecessor sister company. The $12.4 million outstanding under this loan at the acquisition date and at June 30, 2009 was repaid in July 2009, using, in part, restricted cash for such repayment. The $12.4 million loan was classified as short-term borrowings at June 30, 2009.

FINANCIAL OBLIGATIONS AND COMMITMENTS

As of June 30, 2009, accounts payable obligations totaled $11.5 million.

There are no mandatory payments of principal on the Credit Facility or on the Notes scheduled prior to their maturity in October 2011 and November 2014, respectively.

The AGY Shanghai Credit Facility, which is a non-recourse debt to AGY Holding Corp., includes an $11.7 million working capital loan facility that matures in 2010 and a five-year term loan with principal payments due semi-annually beginning April 2010 in accordance with the following amortization schedule when the term loan is fully drawn (in $ millions):

2009	$—
2010	5.1
2011	8.1
2012	9.9
2013	11.3
2014	6.1

$40.5

The $12.4 million outstanding at June 30, 2009 under the working capital unsecured loan granted to AGY Shanghai by Shanghai Grace Fabric Corporation, a predecessor sister company prior to the acquisition date was repaid in full in July 2009, using, in part, restricted cash of $10.9 million for such repayment.

We are obligated to make approximately $1.8 million minimum purchases of marbles from OC during the remainder of 2009.

We also have several short-term operating leases for alloy metals and we have various operating leases for certain manufacturing equipment, personal and real property.

As discussed in Note 2 to the accompanying unaudited interim consolidated financial statements, in connection with the purchase of AGY China, we entered into an option agreement with Grace pursuant to which Grace granted AGY a call option and AGY granted Grace a put option, in respect of the 30% interest held by Grace in AGY China, in each case until December 31, 2013, unless mutually extended. The option price is determined by a formula outlined in the agreement. The exercise of the call option requires certain minimum financial performance levels to be reached by AGY China and the put option first becomes exercisable only upon the first anniversary of the acquisition or, if earlier, in June 2010. Based on these provisions and the financial projections of the PRC affiliate, the Company believes that either the call option or the put option will be exercised before 2011. If the acquisition of the non-controlling interest is consummated, the Company intends to finance the consideration paid pursuant to the agreement through the sale of additional equity to its private equity sponsor, if available, or other available liquidity.

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

ITEM 3. – Quantitative and Qualitative Disclosure About Market Risk

INTEREST RATE RISK

We are subject to interest rate risk in connection with our debt facilities. Our principal interest rate exposure relates to the $40 million Credit Facility and the Shanghai Credit Facility. Assuming these facilities are fully drawn, each quarter point change in interest rates would result in approximately a $0.21 million annual change in interest expense associated with the debt facilities.

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

FOREIGN EXCHANGE RISK

We are subject to inherent risks attributed to operating in a global economy. All of our debt and most of our costs are denominated in U.S. dollars. Approximately 3% percent of our sales are denominated in currencies other than the U.S. dollar. Although our level of foreign currency exposure is limited, we may utilize derivative financial instruments to manage foreign currency exchange rate risks.

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

As required by Rule 13a-15(d) of the Exchange Act, the Company’s management, including the principal executive officer and the principal financial officer conducted an evaluation of the internal control over financial reporting to determine whether any changes occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Based on that evaluation, the principal executive officer and the principal financial officer concluded no such changes during the quarter ended June 30, 2009 materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1A. Risk Factors

As of August 18, 2009, there have been no material changes to the risk factors disclosed under the heading “Risk Factors” in our 2008 Form 10-K. These factors could materially affect our business, financial condition or future results. In addition, future uncertainties may increase the magnitude of these adverse affects or give rise to additional material risks not now contemplated.

ITEM 6 – Exhibits

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of AGY Holding Corp. (incorporated by reference to Exhibit 3.1 of Form S-4 (File No. 333-150749) filed May 8, 2008)

3.2	By-laws of AGY Holding Corp. (incorporated by reference to Exhibit 3.2 of Form S-4 (File No. 333-150749) filed May 8, 2008)

3.3	Certificate of Formation of AGY Aiken LLC (incorporated by reference to Exhibit 3.1 of Form S-4 (File No. 333-150749) filed May 8, 2008)

3.4	Limited Liability Company Agreement of AGY Aiken LLC (incorporated by reference to Exhibit 3.1 of Form S-4 (File No. 333-150749) filed May 8, 2008)

3.5	Certificate of Formation of AGY Huntingdon LLC (incorporated by reference to Exhibit 3.1 of Form S-4 (File No. 333-150749) filed May 8, 2008)

3.6	Limited Liability Company Agreement of AGY Huntingdon LLC (incorporated by reference to Exhibit 3.1 of Form S-4 (File No. 333-150749) filed May 8, 2008)

10.1	Sale and Purchase Agreement by and among Grace Technology Investment Co., Ltd., Grace THW Holding Limited, and AGY (Cayman) dated as of March 12, 2009 (incorporated by reference to Exhibit 10.34 of Form 10-K (File No. 333-150749) filed March 25, 2009)

10.2	Framework Agreement by and among Grace THW Holding Limited, Grace Technology Investment Co., Ltd., AGY Holding Corp., AGY (Cayman), Main Union Industrial Ltd., and Shanghai Grace Technology Co., Ltd., dated as of March 12, 2009 (incorporated by reference to Exhibit 10.35 of Form 10-K (File No. 333-150749) filed March 25, 2009)

10.3	Shareholders’ Agreement by and among Grace Technology Investment Co., Ltd., AGY (Cayman), and Main Union Industrial Ltd. (which will change its name to AGY Hong Kong Ltd.), dated as of June 10, 2009. ‡

10.4	Option Agreement by and among Grace Technology Investment Co., Ltd., AGY Cayman, and Main Union Industrial Ltd. (which will change its name to AGY Hong Kong Ltd.), dated as of June 10, 2009. ‡

10.5

Amendment No. 3 and Consent by and among AGY Holding Corp., Aiken LLC, AGY Huntingdon LLC, KAGY Holding Company, Inc., UBS Securities LLC, UBS Loan Finance LLC, UBS AG, Stamford Branch, as administrative and collateral agent on behalf of the lenders, and the lenders party thereto, dated as of June 8, 2009. ‡

31.1	Certification by Douglas J. Mattscheck pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ‡

31.2	Certification by Wayne T. Byrne pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ‡

32.1	Certification by Douglas J. Mattscheck pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ‡

32.2	Certification by Wayne T. Byrne pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ‡

‡	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AGY Holding Corp.

Date: August 19, 2009	By:	/s/ Wayne T. Byrne
Wayne T. Byrne Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of AGY Holding Corp. (incorporated by reference to Exhibit 3.1 of Form S-4 (File No. 333-150749) filed May 8, 2008)

3.2	By-laws of AGY Holding Corp. (incorporated by reference to Exhibit 3.2 of Form S-4 (File No. 333-150749) filed May 8, 2008)

3.3	Certificate of Formation of AGY Aiken LLC (incorporated by reference to Exhibit 3.1 of Form S-4 (File No. 333-150749) filed May 8, 2008)

3.4	Limited Liability Company Agreement of AGY Aiken LLC (incorporated by reference to Exhibit 3.1 of Form S-4 (File No. 333-150749) filed May 8, 2008)

3.5	Certificate of Formation of AGY Huntingdon LLC (incorporated by reference to Exhibit 3.1 of Form S-4 (File No. 333-150749) filed May 8, 2008)

3.6	Limited Liability Company Agreement of AGY Huntingdon LLC (incorporated by reference to Exhibit 3.1 of Form S-4 (File No. 333-150749) filed May 8, 2008)

10.1	Sale and Purchase Agreement by and among Grace Technology Investment Co., Ltd., Grace THW Holding Limited, and AGY (Cayman) dated as of March 12, 2009 (incorporated by reference to Exhibit 10.34 of Form 10-K (File No. 333-150749) filed March 25, 2009)

10.2	Framework Agreement by and among Grace THW Holding Limited, Grace Technology Investment Co., Ltd., AGY Holding Corp., AGY (Cayman), Main Union Industrial Ltd., and Shanghai Grace Technology Co., Ltd., dated as of March 12, 2009 (incorporated by reference to Exhibit 10.35 of Form 10-K (File No. 333-150749) filed March 25, 2009)

10.3	Shareholders’ Agreement by and among Grace Technology Investment Co., Ltd., AGY (Cayman), and Main Union Industrial Ltd. (which will change its name to AGY Hong Kong Ltd.), dated as of June 10, 2009. ‡

10.4	Option Agreement by and among Grace Technology Investment Co., Ltd., AGY Cayman, and Main Union Industrial Ltd. (which will change its name to AGY Hong Kong Ltd.), dated as of June 10, 2009. ‡*

10.5

Amendment No. 3 and Consent by and among AGY Holding Corp., Aiken LLC, AGY Huntingdon LLC, KAGY Holding Company, Inc., UBS Securities LLC, UBS Loan Finance LLC, UBS AG, Stamford Branch, as administrative and collateral agent on behalf of the lenders, and the lenders party thereto, dated as of June 8, 2009. ‡

31.1	Certification by Douglas J. Mattscheck pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ‡

31.2	Certification by Wayne T. Byrne pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ‡

32.1	Certification by Douglas J. Mattscheck pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ‡

32.2	Certification by Wayne T. Byrne pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ‡

‡	Filed herewith.

*	Confidential treatment has been requested as to certain portions of the document, which portions have been omitted and filed separately with the Securities and Exchange Commission.