Form 10-Q
period 2009-09-30
AGY Holding Corp.
filed 2009-11-13
CIK 1431824

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2009

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

There is no established trading market for the Common Stock of the registrant. As of November 13, 2009, there were 1,291,667 shares of common stock outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. – Consolidated Financial Statements

AGY Holding Corp. and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands except share and per share data)

	September 30, 2009 (Unaudited)	December 31, 2008 (1)
Assets
Current assets:
Cash	$2,081	$4,760
Restricted cash	—	1,239
Trade accounts receivables, less allowances of $2,896 and $3,604 at September 30, 2009 and December 31, 2008, respectively	23,899	14,023
Inventories, net	29,202	39,992
Deferred tax assets	7,197	6,708
Other current assets	3,041	2,115

Total current assets	65,420	68,837
Property, plant and equipment, and alloy metals, net	255,777	178,880
Intangible assets, net	20,095	21,453
Goodwill	40,526	84,992
Other assets	1,534	1,325

TOTAL	$383,352	$355,487

Liabilities and Shareholder’s Equity
Current liabilities:
Accounts payable	$12,517	$9,494
Accrued liabilities	20,471	17,662
Short-term borrowings	5,661	—
Current portion of long-term debt	1,590	—

Total current liabilities	40,239	27,156
Long-term debt	223,714	191,400
Pension and other employee benefit plans	10,560	10,917
Other liabilities	4,035	—
Deferred tax liabilities	16,565	27,709

Total liabilities	295,113	257,182

Commitments and contingencies
Noncontrolling interest	12,012	—

Shareholder’s equity:
Common stock, $.0001 par value per share; 5,000,000 shares authorized; 1,291,667 shares issued and outstanding	—	—
Additional paid-in capital	122,336	101,729
Accumulated deficit	(46,737)	(4,047)
Accumulated other comprehensive income	628	623

Total shareholder’s equity	76,227	98,305

TOTAL	$383,352	$355,487

(1)	Derived from audited financial statements

The accompanying notes are an integral part of the unaudited consolidated financial statements.

AGY Holding Corp. and Subsidiaries

Consolidated Statements of Operations

(Dollars in thousands, unless otherwise noted)

	(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net sales	$41,738	$61,143	$114,178	$183,177
Cost of goods sold	43,873	48,532	117,013	148,985

Gross profit (loss)	(2,135)	12,611	(2,835)	34,192
Selling, general and administrative expenses	3,981	5,006	12,029	14,358
Restructuring charges	27	—	752	—
Amortization of intangible assets	250	465	752	1,394
Goodwill impairment charge	—	—	44,466	—
Other operating (expense) income	98	—	(1,769)	319

Income (loss) from operations	(6,295)	7,140	(62,603)	18,759
Other non-operating (expense) income:
Interest expense	(5,717)	(5,222)	(16,101)	(17,858)
Gain on bargain purchase	—	—	22,540	—
Other income (expense), net	285	(127)	1,413	(18)

Income (loss) before income tax benefit (expense)	(11,727)	1,791	(54,751)	883
Income tax benefit (expense)	3,980	(792)	11,635	(446)

Net income (loss)	(7,747)	999	(43,116)	437
Less: Net loss attributable to the noncontrolling interest	(229)	—	(426)	—

Net income (loss) attributable to AGY Holding Corp.	$(7,518)	$999	$(42,690)	$437

The accompanying notes are an integral part of the unaudited consolidated financial statements.

AGY Holding Corp. and Subsidiaries

Consolidated Statements of Cash Flows

(Dollars in thousands, unless otherwise noted)

	(Unaudited)
	Nine Months Ended September 30,
	2009	2008
Cash flow from operating activities:
Net (loss) income	$(43,116)	$437
Adjustments to reconcile (net loss) net income to net cash (used in) provided by operating activities:
Goodwill impairment charge	44,466	—
Depreciation	8,858	8,343
Alloy metals depletion, net	4,830	8,964
Amortization of debt issuance costs	535	543
Amortization of intangibles with definite lives	752	1,394
Gain on sale, disposal or exchange of property and equipment and alloy metals	(450)	(750)
Gain on early extinguishment of debt	(1,138)	—
Effect of adopting ASC 805 for acquisition-related costs	1,098	—
Stock compensation	607	805
Gain on bargain purchase for majority interest business acquisition	(22,540)	—
Deferred income tax (benefit) expense	(11,633)	700
Changes in assets and liabilities (net of effect of assets acquired and liabilities assumed in acquisition):
Trade accounts receivable	(4,347)	(2,157)
Inventories	13,292	(33)
Other assets	637	244
Accounts payable	248	(470)
Accrued liabilities	(1,242)	4,051
Pension and other employee benefit plans	(357)	912

Net cash (used in) provided by operating activities	(9,500)	22,983

Cash flows from investing activities:
Purchases of property and equipment and alloy metals	(10,074)	(36,726)
Adjustment of Continuous Filament Mat business purchase price	—	2,300
Proceeds from the sale of property and equipment and alloy metals	11,074	1,326
(Increase) decrease in restricted cash	13,056	(20)
Payment for majority interest business acquisition, net of cash acquired	(18,153)	—
Other investing activities	—	(848)

Net cash used in investing activities	(4,097)	(33,968)

Cash flows from financing activities:
Proceeds from Revolving Credit Facility borrowings	46,825	60,500
Payments on Revolving Credit Facility borrowings	(45,475)	(53,400)
Purchases of Senior Secured Notes	(1,793)	—
Proceeds from AGY Asia Credit Facility	3,635	—
Payments on Shanghai Grace Fabric Corporation loan	(12,309)	—
Payments on capital leases	—	(221)
Capital contribution	20,000	—

Net cash provided by financing activities	10,883	6,879

Effect of exchange rate changes on cash	35	15
Net decrease in cash	(2,679)	(4,091)
Cash, beginning of period	4,760	5,204

Cash, end of period	$2,081	$1,113

AGY Holding Corp. and Subsidiaries

Consolidated Statements of Cash Flows

(Dollars in thousands, unless otherwise noted)

	(Unaudited)
	Nine Months Ended September 30,
	2009	2008
Supplemental disclosures of cash flow information:
Cash paid for interest	$11,156	$12,538

Cash paid for income taxes	$146	$—

Supplemental disclosures of non cash financing/investing activities:
Construction in-progress included in accounts payable	$1,010	$1,490

The accompanying notes are an integral part of the unaudited consolidated financial statements

AGY Holding Corp. and Subsidiaries

Consolidated Statements of Changes in Shareholder’s Equity

For the Nine Months Ended September 30, 2009 and 2008

(Dollars in thousands, unless otherwise noted)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholder’s Equity	Noncontrolling Interest	Net Income (Loss)
	Shares	Amount
BALANCE — December 31, 2007	1,291,667	$—	$100,102	$(4,217)	$155	$96,040	$—

Comprehensive income:

Net income	—	—	—	437	—	437	—	$437

Foreign currency translation adjustment	—	—	—	—	15	15	—

Total comprehensive income	—	—	—	437	15	452	—

Stock compensation	—	—	805	—	—	805	—

BALANCE — September 30, 2008 (Unaudited)	1,291,667	$—	$100,907	$(3,780)	$170	$97,297	$—

BALANCE — December 31, 2008	1,291,667	$—	$101,729	$(4,047)	$623	$98,305	$—

Comprehensive loss:

Net (loss)	—	—	—	(42,690)	—	(42,690)	(426)	$(43,116)

Foreign currency translation adjustment	—	—	—	—	5	5	7

Total comprehensive loss	—	—	—	(42,690)	5	(42,685)	(419)

Capital contribution		—	20,000	—	—	20,000	12,431
Stock compensation	—	—	607	—	—	607	—

BALANCE — September 30, 2009 (Unaudited)	1,291,667	$—	$122,336	$(46,737)	$628	$76,227	$12,012

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

As discussed in Note 2, on June 10, 2009, the Company acquired a 70% interest in a foreign company, whose results of operations since the acquisition date are included in the accompanying consolidated financial statements. Since this acquisition, the Company operates as two reportable segments (each a single operating segment) consisting of AGY U.S manufacturing operations (“AGY US”) and AGY Asian manufacturing operations (“AGY Asia”).

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

The Company has evaluated subsequent events through November 13, 2009, the date it filed its report on Form 10-Q for the quarter ended September 30, 2009 with the SEC, and has no other material subsequent events to report than the one disclosed in Note 19.

Adoption of new accounting standards

In June 2009, the Financial Accounting Standards Board “FASB” issued Accounting Standards Codification (“ASC”) 105 (formerly Statement No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162). ASC 105 establishes the “FASB Accounting Standards Codification” (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. All guidance contained in the Codification carries an equal level of authority. On the effective date of ASC 105, the Codification supersedes all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification became non-authoritative. ASC 105 was effective

AGY HOLDING CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, unless otherwise noted)

for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of the Codification in the third quarter of 2009 did not have an effect on our results of operations, cash flows, or financial position. However, because the Codification completely replaces existing standards, it did affect the way GAAP is referenced within the consolidated financial statements and accounting policies.

In May 2009, the FASB issued ASC 855 (formerly Statement of Financial Accounting Standards (“SFAS”) No. 165, Subsequent Events), which established principles and requirements for subsequent events. The statement details the period after the balance sheet date during which the Company should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which the Company should recognize events or transactions occurring after the balance sheet date in its financial statements and the required disclosures for such events. Under the requirements of ASC 855, which we adopted for the quarter ended June 30, 2009, we have disclosed the date through which subsequent events are reported.

In April 2009, the FASB issued three staff positions (“FSPs”) intended to provide additional guidance and enhanced disclosures for fair value measurements and impairment of debt securities. The first, which amended ASC 825 (formerly FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments), requires that publicly traded companies make the same disclosures about the fair value of financial instruments for interim reporting periods as are required in annual financial statements. The second, which amended ASC 320 (formerly FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments), provides guidance on how to determine whether an available-for-sale, or held-to-maturity, security is other-than-temporarily-impaired, and requires the impairment to be split between (i) its credit loss (the difference between the discounted cash flows to be collected and the amortized cost basis of the security), which is reported in earnings, and (ii) impairment from other factors, which is reported in other comprehensive income. The third, which amended ASC 820 (formerly FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly), provides guidance to help determine whether a market is inactive, and to determine whether transactions in that market are not orderly. These amendments were effective for interim and annual reporting periods ending after June 15, 2009. There was no impact from the adoption of the provisions of these FSPs on our results of operations, cash flows, or financial position.

Effective January 1, 2009, we adopted the provisions of ASC 805 (formerly FSP FAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141(R)”), which became effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Among other things, ASC 805 requires that all acquisition-related costs be expensed as incurred. At December 31, 2008, under the prior guidance of SFAS No. 141(R), we had deferred $1,098 of acquisition-related costs associated with our proposed acquisition of a majority interest in a Chinese company. In adopting this new accounting standard, we expensed (classified as “other operating expense” in the statement of operations for the nine months ended September 30, 2009) the $1,098 of acquisition-related costs incurred and deferred at December 31, 2008. We also expensed $1,530 of incremental advisory, legal and accounting fees that we incurred during the nine months ended September 30, 2009 in connection with this transaction. The previously described business combination was consummated on June 10, 2009, and as discussed in Note 2, we applied the other provisions of ASC 805 to the accounting for this acquisition.

On January 1, 2009, we adopted ASC 810 (formerly SFAS No. 160, Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51), which establishes accounting and reporting standards that require the noncontrolling interest to be identified, labeled, and presented in the consolidated balance sheet within equity, but separate from the parent’s equity. ASC 810 also requires that the amount of consolidated net income attributable to the parent and to the noncontrolling interest be identified and presented on the face of the consolidated statement of operations. The initial adoption of ASC 810 had no impact on our results of operations, cash flows or financial position, as all our subsidiaries were wholly owned on January 1, 2009. The previously described business combination consummated on June 10, 2009, included noncontrolling interest classified between liabilities and stockholder’s equity on the consolidated balance sheet and separately presented in the statement of operations.

On January 1, 2009, we adopted ASC 815 (formerly SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133), which requires enhanced disclosures about an entity’s derivative and hedging activities. ASC 815 does not change the accounting for derivative instruments. See Note 14 to the interim consolidated financial statements for enhanced disclosures required by ASC 815.

AGY HOLDING CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, unless otherwise noted)

Effective January 1, 2008, we adopted ASC 820 (formerly FASB Statement No. 157, Fair Value Measurements), for financial assets and liabilities. The initial adoption of ASC 820 did not impact the Company’s results of operations, cash flows, or financial position. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No.157, which allowed companies to defer the adoption of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those items that are recognized or disclosed at fair value on an annual or more frequently recurring basis, until years beginning after November 15, 2008. In accordance with this interpretation, on January 1, 2009, we adopted the provisions of ASC 820 related to our nonfinancial assets and liabilities. However, there were no nonfinancial assets and liabilities requiring initial measurement or subsequent remeasurement during the nine months ended September 30, 2009. As discussed in Notes 6 and 16, the Company recorded a goodwill impairment charge in the three and six-month period ended June 30, 2009, and has included the additional disclosures required by ASC 820 in Notes 6 and 16.

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

Recently issued accounting standards

In June 2009, the FASB issued Statement No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS No. 167”), which amends the consolidation guidance applicable to variable interest entities. The amendments will significantly affect the overall consolidation analysis under FASB Interpretation No. 46(R). This statement is effective as of the beginning of the first fiscal year that begins after November 15, 2009. This statement will be effective for the Company beginning in fiscal year 2010. We are currently evaluating the potential impact of adoption of SFAS No. 167 on our results of operations, cash flows, or financial position.

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

In August 2009, the FASB issued ASU No. 09-5, “Fair Value Measurements and Disclosures (Topic 820) — Measuring Liabilities at Fair Value,” which amends ASC 820. ASU No. 09-5 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, an entity is required to measure fair value utilizing one or more of the following techniques: (1) a valuation technique that uses quoted prices for identical or similar liabilities when traded as assets; or (2) another valuation technique that is consistent with the principles of ASC 820, such as a present value technique or market approach. ASU No. 09-5 is effective for the first reporting period, including interim periods, beginning after issuance. We are currently evaluating the impact the adoption of ASU No. 09-5 will have on our results of operations, cash flows, or financial position.

In October 2009, the FASB issued Accounting Standards Update (“ASU”) No. 09-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements — a Consensus of the FASB Emerging Issues Task Force”, which amends ASC 605. ASU

AGY HOLDING CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, unless otherwise noted)

No. 09-13 establishes a selling price hierarchy, whereby vendor-specific objective evidence (“VSOE”), if available, should be utilized. If VSOE is not available, then third party evidence should be utilized; if third party evidence is not available, then an entity should use the estimated selling price for the good or service. ASU No. 09-13 eliminates the residual method and requires allocation at the inception of the contractual arrangement. ASU No. 09-13 also requires additional disclosures surrounding multiple-deliverable revenue arrangements. ASU No. 09-13 is effective, on a prospective basis, for revenue arrangements entered into after June 15, 2010, with early adoption permitted. We are currently evaluating the impact the adoption of ASU No. 09-13 will have on our results of operations, cash flows, or financial position.

2. Business Combination and Anderson Contract Termination Costs

2009 Chinese Business Combination

On June 10, 2009, pursuant to the terms of the Sale and Purchase Agreement dated March 12, 2009, by and among AGY Cayman, Grace Technology Investment Co., Ltd., and Grace THW Holding Limited (together, “Grace”), AGY Cayman, a company incorporated in the Cayman Islands and a wholly-owned subsidiary of the Company, completed its acquisition of 70% of the outstanding shares of Main Union Industrial Ltd. (renamed AGY Hong Kong Ltd.), a company incorporated in Hong Kong and a previously wholly-owned subsidiary of Grace Technology Investment Co., Ltd., a company incorporated in the British Virgin Islands and previously a wholly-owned subsidiary of Grace THW Holding Limited. AGY Hong Kong Ltd. owns 100% controlling interest in Shanghai Grace Technology Co., Ltd (renamed AGY Shanghai Technology Co., Ltd. (“AGY Shanghai”)), a company incorporated in the People’s Republic of China (“PRC”), which is also a glassfiber yarns manufacturer. This acquisition expands AGY’s geographic, manufacturing, and servicing capabilities in the Asia-Pacific region relative to the electronics and industrial end-markets.

In connection with the execution of the Sale and Purchase Agreement, the parties entered into several other agreements, including: (1) an option agreement, pursuant to which Grace granted AGY Cayman a call option, and AGY Cayman granted Grace a put option, in respect of the 30% interest held by Grace in AGY Hong Kong Ltd., (2) a supply agreement, pursuant to which Grace will purchase certain fiberglass yarn products from AGY, which will have an initial term through December 31, 2013, (3) an intellectual property license agreement pursuant to which AGY Holding Corp. grants to AGY Hong Kong Ltd. a non exclusive, royalty-free, non-transferable know-how and trademarks license for the production and the sale of certain products for specific territories, and (4) a technical service agreement pursuant to which AGY provides certain technical and manufacturing support services to AGY Shanghai.

The Company paid $20 million in cash for a 70% controlling interest in Main Union Industrial Ltd. and its subsidiaries (which we collectively refer to as “AGY Asia” and is also our second operating segment) and financed this consideration through the sale of additional equity to the Company’s private equity sponsors. As noted previously, the Company entered into an option agreement that grants the Company the right to purchase the remaining 30% ownership at a stipulated multiple of earnings before interest, taxes, depreciation and amortization if certain financial parameters are achieved and grants Grace the right to put their remaining 30% ownership to the Company after the one year anniversary of the execution of the Sale and Purchase Agreement at a stipulated multiple of earnings before interest, taxes, depreciation and amortization. Management believes that either the call option or the put option will be exercised in 2011, and the Company intends to finance the consideration to be paid pursuant to the agreement through the sale of additional equity to its private equity sponsor, or other liquidity.

Fair Value Determination and Allocation of Consideration Transferred

As noted above, the Company paid $20,000 in cash and assumed $39.0 million of debt of the acquired business for a total purchase price of approximately $71,398, assuming a 100% controlling interest. The acquisition is being accounted for under the purchase method of accounting and AGY Asia is included in the Company’s consolidated financial statements from the June 10, 2009 acquisition date. The preliminary allocation of purchase price to the fair value of the acquired assets less liabilities assumed, indicated that a bargain purchase might result. In the second quarter, however, management was not able to complete a comprehensive review of the fair value of the assets acquired and liabilities assumed in a manner deemed adequate to recognize the bargain purchase gain at that time. During the third quarter of 2009, with the assistance of an independent third-party valuation specialist, management reassessed the fair value of all the assets acquired and all the liabilities assumed and concluded that a bargain purchase gain of approximately $22,540 resulted at the acquisition date. Accordingly, the Company recognized the gain as a component of non-operating income in the nine-month period ended September 30, 2009. Management believes that the Company was able to negotiate a bargain purchase price as a result of the current economic environment.

AGY HOLDING CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, unless otherwise noted)

Following is a summary of the estimates of the fair value of the acquired assets less assumed liabilities at the acquisition date:

Net assets acquired and liabilities assumed (in millions):

Cash and restricted cash	$2.7
Trade accounts receivables (i)	5.5
Inventories	2.5
Other currents assets	1.5
Property, plant and equipment and alloy metals	91.6
Other assets	1.4
Current liabilities	(7.3)
Other noncurrent liabilities	(4.0)

Total net assets	$93.9

(i)	The fair value of the trade receivables at the acquisition date represents the gross contractual amounts receivable less an $84 reserve to account for the best estimate at the acquisition date of the contractual cash flows not expected to be collected.

The previously described put and call options are redemption features which result in the classification of the noncontrolling interest as temporary equity in the accompanying consolidated balance sheet at September 30, 2009, presented between total liabilities and shareholder’s equity. The fair value of the noncontrolling interest at the acquisition date of approximately $12,431, was determined by management with the assistance of an independent third-party valuation specialist. The determination of the fair value of the noncontrolling interest included consideration of the purchase price paid by the Company for its 70% interest and the estimated fair value of the put and call options between the parties (considering exercise of the options exercised in 2011 based on achievement of financial performance targets), discounted to present value using an industry weighted average cost of capital.

Acquisition-related Costs

At December 31, 2008, under the prior guidance of SFAS No. 141, the Company had deferred $1,098 of acquisition-related costs associated with the Chinese business combination. In adopting the new accounting standard ASC 805 on January 1, 2009, the Company wrote-off (classified as “other operating expense” in the statement of operations for the nine months ended September 30, 2009) the $1,098 of acquisition-related costs incurred and deferred at December 31, 2008. During the three and nine months ended September 30, 2009, the Company also expensed $188 and $1,530, respectively of incremental advisory, legal and accounting fees that were incurred in 2009 in connection with the acquisition.

AGY HOLDING CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, unless otherwise noted)

AGY Asia Results of Operations

The following table presents the amount of unaudited net sales, loss from operations and net loss of AGY Asia included in our interim consolidated statements of operations from the date of the acquisition for the three and nine months ended September 30, 2009 (excluding the $22,540 income recognized for the bargain purchase gain):

	Three Months ended September 30, 2009	Nine Months ended September 30, 2009
Net sales	$6,360	$7,741
Loss from operations	(412)	(961)
Net loss	(761)	(1,419)

Pro Forma Results

The following table presents the estimated unaudited pro forma consolidated results as if the business combination occurred as of January 1, 2009 and January 1,2008, respectively. The pro forma information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place as of January 1, 2009 and January 1, 2008, respectively:

	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008
Net sales	$122,605	$201,273
(Loss) income from operations	(64, 492)	18,697
Net loss	(45,945)	(2,121)

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

The Company recorded these costs as contract termination costs netted in “other operating income”, under the guidance of ASC 420. The Company paid in full the balance due for such contract termination costs to OC during the third quarter of 2008.

AGY HOLDING CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, unless otherwise noted)

3. Inventories, net

Inventories, net of reserves for excess, obsolete, and lower of cost or market adjustments of $3,130 and $1,482 as of September 30, 2009 and December 31, 2008, respectively, consist of the following:

	September 30, 2009	December 31, 2008
Finished goods and work in process	$19,482	$30,180
Materials and supplies	9,720	9,812

	$29,202	$39,992

4. Property, Plant and Equipment and Alloy Metals

Property, plant and equipment and alloy metals consist of the following:

	September 30, 2009	December 31, 2008
Land	$11,561	$861
Buildings and leasehold improvements	37,491	15,029
Machinery and equipment	130,588	73,000
Alloy metals (net of depletion)	113,321	117,924

	292,961	206,814
Less – Accumulated depreciation	(41,775)	(33,138)

	251,186	173,676
Construction-in-progress	4,591	5,204

	$255,777	$178,880

As discussed in Note 2, property, plant and equipment acquired in the Chinese business combination were recorded at their estimated fair market value at the acquisition date of $91,611 (including $10,700 of land use rights, $20,750 of buildings and leasehold improvements, $49,323 of machinery and equipment and construction-in-progress, and $10,838 of alloy metals).

Depreciation expense was $8,858 and $8,343 in the nine months ended September 30, 2009 and 2008, respectively, and depletion of alloy metals was $4,830 and $8,964 (net of recoveries and excluding expense to process such recoveries), in the nine months ended September 30, 2009 and 2008, respectively.

During the first nine months of 2009, the Company sold alloy metals and recognized a gain of $462, classified as “other operating income”. During the first nine months of 2008, the Company sold land and recognized a gain of $930, classified as “other operating income”.

AGY HOLDING CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, unless otherwise noted)

5. Intangible Assets

Intangible assets subject to amortization and trademarks, which are not amortized, consist of the following:

	September 30, 2009	December 31, 2008	Estimated Useful Lives
Intangible assets subject to amortization:
Customer relationships – U.S.	$4,800	$4,800	11 years
Process technology	10,200	10,200	18 years
Deferred financing fees	5,075	5,145	5 to 8 years
Covenant not to compete	—	2,018	3 years

Sub-Total	20,075	22,163
Less – Accumulated amortization	(5,593)	(6,323)

	14,482	15,840
Trademarks – not amortized	5,613	5,613

Net intangible assets	$20,095	$21,453

Deferred financing fees are amortized by the straight-line method, which approximates the effective interest method.

The Company’s process technology consists of several patents that relate to the design, application or manufacturing for key products, and its estimated useful life is based on the average legal life of the patents and the Company’s estimated economic life of the processes.

During the first quarter of 2009, the Company purchased $3,000 (face amount) of its 11% senior secured second lien notes (“Notes”) (see Note 9). The allocable portion of debt issuance costs related to these Notes of $70 was netted against the gain on the repurchase of the Notes in “other non-operating income”.

6. Goodwill Impairment Charge

Management concluded, with the assistance of independent third-party valuation specialists, that as of June 30, 2009, the goodwill associated with the purchase of AGY Holding Corporation by KAGY Holding Company, Inc. in April 2006 was partially impaired due largely to the near-to-mid term business outlook associated with the global economic environment. The Company utilized the valuation hierarchy provided in ASC 820-10 to measure at fair value this goodwill as discussed in Note 16. As a result, the Company recognized a non-cash, pre-tax goodwill impairment charge of $44.5 million, classified as a charge against “loss from operations” in the second quarter of 2009. Management continually monitors and evaluates current business performance and its business outlook in determining whether there are events or circumstances requiring the Company to re-evaluate its goodwill for impairment. Significant changes in demand levels within the Company’s respective markets, changes in production costs including raw materials, metal alloy, energy and direct labor, may have a material impact on the results of future valuations, and if adverse, could cause the Company to recognize additional impairment, which would be disclosed. After the review of current market conditions and of the Company’s financial forecasts, management determined that no additional impairment needed to be recognized during the third quarter of 2009. The Company will conduct its annual impairment testing of goodwill and trademarks as of October 31.

AGY HOLDING CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, unless otherwise noted)

7. Restructuring Initiatives

During the first nine months of 2009, the Company initiated several actions throughout the business to reduce its cost structure, streamline its processes, and optimize its manufacturing capabilities. Such actions included, but were not limited to, the temporary reduction of manufacturing capacity and associated workforce and permanent reductions in salaried personnel.

For the nine months ended September 30, 2009, the Company recorded $752 in restructuring charges that related primarily to severance and outplacement costs for the salaried positions that the Company eliminated.

	Severance Costs	Others	Total
Balance as of December 31, 2008	$—	$—	$—
Restructuring costs incurred	724	28	752
Payments	(684)	(28)	(712)

Balance as of September 30, 2009	$40	$—	$40

8. Accrued Liabilities

Accrued liabilities consist of the following:

	September 30, 2009	December 31, 2008
Vacation	$2,130	$2,371
Real and personal property taxes, (excluding pre-petition)	5,029	4,216
Pre-petition real and personal property taxes	—	999
Payroll and benefits	1,636	1,057
Unpaid severance costs	40	—
Variable compensation accrual	—	3,629
Amount due for pension and retiree medical reimbursement	344	1,540
Accrued interest	7,200	2,444
Current portion of pension and other employee benefits	1,055	1,055
Accrued non refundable PRC value added tax	865	—
Other	2,172	351

Total accrued liabilities	$20,471	$17,662

AGY HOLDING CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, unless otherwise noted)

In August 2009, the United Bankruptcy Court approved the stipulation of final settlement for disputed real and personal property tax claims resulting from the Company, under prior ownership, emerging from bankruptcy in 2004. As a result of the approved settlement for the years 2002 to 2004, the Company recognized a net gain of approximately $415 during the three months and nine months ended September 30, 2009, classified in cost of good sold, and $1,239 of restricted cash in escrow for such disputed taxes was simultaneously released.

9. Debt

Principal amounts of indebtedness outstanding under the Company’s financing arrangements consist of the following:

	September 30, 2009	December 31, 2008
Senior secured notes	$172,000	$175,000
Senior secured revolving credit facility	17,750	16,400
AGY Asia credit facility – non-recourse	41,215	—

Total debt	230,965	191,400
Less – Current portion AGY Asia	7,251	—

Total long-term debt	$223,714	$191,400

Senior Secured Revolving Credit Facility

The Company’s $40,000 Senior Secured Revolving Credit Facility (“Credit Facility”) matures in October 2011 and includes a $20,000 sublimit for the issuance of letters of credit and a $5,000 sublimit for swing line loans. The borrowing base for the Credit Facility is equal to the sum of: (i) an advance rate against eligible accounts receivable of up to 90%, plus (ii) the lesser of (A) 65% of the book value of eligible inventory (valued at the lower of cost or market) and (B) 85% of the net orderly liquidation value for eligible inventory, plus (iii) up to $32,500 of eligible alloy inventory, minus (iv) 100% of market-to-market risk on certain interest hedging arrangements, minus (v) a reserve of $7,500. In connection with its acquisition of a 70% interest in AGY Asia, as described in Note 2, the Company amended its credit agreement in order to obtain the necessary approval of the revolving credit lenders. In the amendment, certain provisions of the credit agreement were modified or added: the availability reserve in the borrowing base calculation increased from $7,500 to $10,000; the foreign subsidiary indebtedness of AGY Asia or its subsidiaries is permitted provided that it is non-recourse indebtedness; the investment associated with the purchase of the remaining 30% is permitted provided that the Company’s excess availability under the facility is at least $10,000 for 60 days prior to the consummation date and $12,500 immediately following such consummation; and it is an event of default under the credit agreement if the Company defaults under its obligations regarding the acquisition of the remaining 30% of AGY Asia. In addition, the applicable margin for any utilization of the revolver in excess of $25,000 increased from 1.75% to 3.0% for Eurodollar loans and from 0.75% to 2.0% for base rate loans. No other key terms of the credit agreement were modified under the amendment.

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

In addition, there are customary commitment and letter of credit fees under the Credit Facility. All obligations under the Credit Facility are guaranteed by the Company and all of its existing and future direct and indirect domestic subsidiaries. The Company’s obligations under the Credit Facility are secured, subject to permitted liens and other agreed upon exceptions, by a first-priority security interest in substantially all of the Company’s assets.

At September 30, 2009 and December 31, 2008, we had $17,750 and $16,400 borrowings, respectively, outstanding under the Credit Facility. The weighted average interest rate for cash borrowings outstanding as of September 30, 2009, was 2.2%. At September 30, 2009 and December 31, 2008, we also issued approximately $2,193 and $450, respectively, of standby letters of credit primarily for collateral required for utilities, fixed-rate natural gas purchases and workers’ compensation obligations. Borrowing availability at September 30, 2009 and December 31, 2008, was approximately $20,100 and $23,150, respectively.

AGY HOLDING CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, unless otherwise noted)

The Credit Facility does not contain any financial maintenance covenants. Under certain events of default and other conditions, including failure to pay indebtedness under the Senior Secured Notes, payment of the outstanding principal and interest could be accelerated.

The Credit Facility contains customary representations and warranties and customary affirmative and negative covenants, including, among other things, restrictions on indebtedness, liens, investments, mergers and consolidations, dividends and other payments in respect to capital stock, transactions with affiliates, and optional payments and modifications of subordinated and other debt instruments. The Credit Facility also includes customary events of default, including a default upon a change of control. The Company was in compliance with all such covenants at September 30, 2009 and December 31, 2008.

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

As of September 30, 2009 and December 31, 2008, the estimated fair value of the Notes was $136,955 and $105,000, respectively, compared to a recorded book value of $172,000 and $175,000, respectively. The fair value of the Notes is estimated on the basis of quoted market prices; however, trading in these securities is limited and may not reflect fair value. The fair value is subject to fluctuations based on, among other things, the Company’s performance, its credit rating and changes in interest rates for debt securities with similar terms.

The indenture governing the notes contains a Fixed Charge Coverage Ratio (calculated based on “Consolidated Cash Flow” (as defined)), which is used to determine our ability to make restricted payments, incur additional indebtedness, issue preferred stock and enter into mergers or consolidations or sales of substantially all assets. The indenture does not allow us to pay dividends or distributions on our outstanding capital stock (including to our parent) and limits or restricts our ability to incur debt, repurchase securities, make certain prohibited investments, create liens, transfer or sell assets, enter into transactions with affiliates, issue or sell stock of a subsidiary or merge or consolidate. The indenture does not contain any financial maintenance covenants.

Under certain events of default, including defaults under the Credit Facility, payment of the outstanding principal and interest could be accelerated.

AGY HOLDING CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, unless otherwise noted)

AGY Asia Credit Facility- Non-recourse

The bank debt of $38,967 assumed in the acquisition of AGY Asia was refinanced as discussed below. On July 10, 2009, AGY Shanghai entered into a financing arrangement with the Bank of Shanghai (“AGY Asia Credit Facility”). The arrangement consists of a five-year term loan in the aggregate amount of approximately $40,500, a one-year working capital loan in the aggregate amount of approximately $11,700 and a one-year letter of credit facility in the amount of $2,000. As discussed above, proceeds from the loans were used, in part, to repay the $37,568 outstanding at the time of the refinancing under AGY Shanghai’s prior credit agreements.

The term loan is secured by AGY Shanghai’s building and equipment and bears interest annually at the rate of either the five-year lending rate as published by the People’s Bank of China, plus a margin, or nine-month LIBOR plus 3.0%. Term loan borrowings may be made in both local currency and US dollars, up to certain limits. At September 30, 2009, we had approximately $35,500 borrowings outstanding under the term loan.

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

At September 30, 2009, we had approximately $5,700 borrowings outstanding under the working capital loan.

The letter of credit facility is a one-year facility for the issuance of documentary letters of credit up to a maximum term of 120 days. A 15% deposit is required upon issuance with the balance due upon settlement of the underlying obligation.

The loan agreements contain customary representations and warranties and customary affirmative and negative covenants, including, among other things, interest coverage, restrictions on indebtedness, liens, investments, mergers and consolidations, dividends and other payments in respect to capital stock, and transactions with affiliates. The loan agreements also include customary events of default, including a default upon a change of control. AGY Shanghai was in compliance with all such covenants at September 30, 2009.

All amounts borrowed under the AGY Asia Credit Facility are non-recourse to AGY Holding Corp. or any other domestic subsidiary of AGY Holding Corp.

Shanghai Grace Fabric Corporation Loan

Prior to the acquisition date, AGY Shanghai entered into a working capital unsecured loan with Shanghai Grace Fabric Corporation, a predecessor sister company. The approximately $12,400 outstanding under this loan at the acquisition date and at June 30, 2009 was repaid in full in July 2009, using, in part, restricted cash for such repayment. There is no similar financing agreement in place since the refinancing on July 10, 2009, discussed above.

AGY HOLDING CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, unless otherwise noted)

Maturities of Long-Term Debt

Maturities of long-term debt at September 30, 2009 consist of the following:

	North America	China – Non-recourse	Total
2010	$—	$2,754	$2,754
2011	17,750	7,152	24,902
2012	—	8,795	8,795
2013	—	9,967	9,967
2014	172,000	5,296	177,296

	$189,750	$33,964	$223,714

10. Capital Stock and Equity

The authorized capital of AGY Holding Corp. consists of a total of 5,000,000 shares of common stock with a par value of $0.0001 per share. All 1,291,667 outstanding shares of the Company have been owned by Holdings since the Acquisition on April 7, 2006. The holder of each share has the right to one vote for each share of common stock held and no shareholder has special voting rights other than those afforded all shareholders generally under Delaware law. Shareholders will share ratably, based on the number of shares held, in any and all dividends the Company may declare. As indicated in Note 9, the payment of dividends is restricted by the Credit Facility and no dividends were paid in either the nine months ended September 30, 2009 or in 2008.

On June 10, 2009, $20,000 of additional paid-in capital was recorded to recognize an additional contribution by certain shareholders in Holdings to fund the AGY Asia acquisition.

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

Net periodic benefit costs for the three and nine months ended September 30, 2009 and 2008, are as follows:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	Pension Benefits		Post-Retirement Benefits		Pension Benefits		Post-Retirement Benefits
	2009	2008	2009	2008	2009	2008	2009	2008

Service cost	$—	$—	$112	$105	$—	$—	$336	$314

Interest cost	68	74	109	105	205	220	327	315

Amortization of unrecognized gains	—	—	(3)	—	—	—	(9)	—

Total net periodic benefit cost	$68	$74	$218	$210	$205	$220	$654	$629

Expected net employer contributions for the defined benefit plan for the year ending December 31, 2009 are $1,239. Expected net employer contributions for the postretirement benefit plan for the year ending December 31, 2009 are $451.

AGY HOLDING CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, unless otherwise noted)

Defined Contribution Plan

The Company has a defined contribution 401(k) plan that allows qualifying employees to contribute up to 30% of their annual pretax or after-tax compensation subject to Internal Revenue Service (IRS) limitations. Effective January 1, 2007, AGY provides a matching employer contribution of 50% of up to 6% of each participant’s before-tax salary deferral. In addition, AGY may make an employer contribution to the plan based on the Company’s annual financial performance. For the nine months ended September 30, 2009 and 2008, the Company contributed $448 and $608, respectively. Effective July 31, 2009, the matching employer contribution was temporarily suspended for the salaried workforce.

12. Stock-based Compensation

Our stock-based compensation includes stock options and restricted stock as described in our 2008 Form 10-K. Total stock-based compensation was $607 and $805 at September 30, 2009 and 2008, respectively. No additional stock options or restricted stock were granted, exercised, forfeited or expired during the nine months ended September 30, 2009.

13. Comprehensive Income (Loss)

Comprehensive income (loss) represents net income (loss) and other gains and losses affecting shareholder’s equity that are not reflected in our consolidated statements of operations. The components of comprehensive income (loss) for the three and nine months ended September 30, 2009 and 2008 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Net (loss) income attributable to AGY Holding Corp.	$(7,518)	$999	$(42,690)	$437
Currency translation adjustments	11	23	5	15

Comprehensive (loss) income attributable to AGY Holding Corp.	$(7,507)	$1,022	$(42,685)	$452

Net loss attributable to noncontrolling interest	$(229)	$—	$(426)	$—
Currency translation adjustments	6	—	7	—

Comprehensive loss attributable to noncontrolling interest	$(223)	$—	$(419)	$—

Net (loss) income	$(7,747)	$999	$(43,116)	$437
Currency translation adjustments	17	23	12	15

Comprehensive (loss) income, including portion attributable to noncontrolling interest	$(7,730)	$1,022	$(43,104)	$452

14. Derivative Instruments and Hedging Activities

We from time to time enter into fixed-price agreements for our natural gas commodity requirements to reduce the variability of the cash flows associated with forecasted purchases of natural gas. Although these contracts are considered derivative instruments, they typically meet the normal purchases exclusion contained in ASC 815s, and are therefore exempted from the related accounting requirements. At September 30, 2009, we had existing contracts for physical delivery of natural gas at our Aiken, SC facility that fix the commodity cost of natural gas for approximately 94% of our estimated natural gas purchase requirements in the fourth quarter of 2009 and approximately 60% of fiscal year 2010 requirements. Because the natural gas commitments for the third quarter 2009, as anticipated, exceeded our utilization, we recognized a loss of $58 in the consolidated financial statements during the second quarter of 2009 and for the nine months ended September 30, 2009.

AGY HOLDING CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, unless otherwise noted)

We also use, on occasion, foreign currency derivatives to manage the risk associated with fluctuations in foreign exchange rates. Associated with a purchase commitment of certain manufacturing equipment denominated in euros, in February 2008 we entered into forward contracts to purchase 3.3 million Euros to hedge the exposure to changes in value of the Euro to the U.S dollar. All the contracts matured in the second and third quarters of 2008, and were accounted for as fair value hedges. At September 30, 2009 and December 31, 2008, we had no foreign currency hedging agreements in effect.

15. Alloy Metals Leases

We lease under short-term operating facilities (generally with lease terms from one to twelve months) a portion of the alloy metals needed to support our manufacturing operations. During the nine months ended September 30, 2009 and 2008, total lease costs of alloy metals were approximately $2,736 and $6,273, respectively, and were classified as a component of cost of goods sold.

We leased alloy metals under the following three agreements during the nine months ended September 30, 2009 and in 2008:

Metal Consignment Facility — AGY had a consignment agreement in place with Bank of Nova Scotia, as assignee of Bank of America, N.A., which was assignee of Fleet Precious Metals Inc., to lease platinum, one of the alloy metals used in our manufacturing operations since August 2005. In March 2008, as a result of the increase in platinum market prices, the prior consignment limit was amended to provide up to the lesser of: a) $69,600; b) the value of 32,000 ounces of platinum; or c) $42,000 plus two times the then-available undrawn face amount of letters of credit securing the agreement. The platinum facility was payable upon the earlier of the occurrence of an event of default under the agreement or the termination of the agreement, and is collateralized by (i) the leased platinum and (ii) all of the Company’s owned platinum, including, without limitation, platinum incorporated into equipment. Lease payments were payable monthly and, at our election, based on either (i) a floating fee calculated and specified by Bank of Nova Scotia from time to time and initially set at 7.5% per annum or (ii) a fixed fee equal to the precious metals rate, which is the fixed market-based lease rate for the applicable lease period, plus a 2.0% margin.

The consignment agreement contained customary events of default, including, without limitation, nonpayment of lease payments, inaccuracy of representations and warranties in any material respect and a cross-default provision with the Credit Facility and the Notes. The consignment agreement did not contain any financial covenants. Bank of Nova Scotia or we could terminate the consignment agreement at any time upon 30 days prior written notice. At September 30, 2009 and December 31, 2008, we leased 26,400 and 28,800 ounces, respectively, of platinum under the facility, with a notional value of approximately $34,000 and $26,000, respectively, as calculated under the facility. Unused availability at September 30, 2009 and December 31, 2008, was approximately 5,600 and 3,200 ounces of platinum, respectively, with a notional value of $35,600 and $43,600, respectively. If the market value of the leased platinum exceeds $69,600 or 32,000 ounces, the Company is required to purchase or otherwise provide sufficient platinum to reduce the lease balance. At September 30, 2009 and December 31, 2008, there were no outstanding letters of credit securing the agreement. All of the leases outstanding at September 30, 2009 had initial terms of one to twelve months, maturing no later than October 7, 2009 (with future minimum rentals of approximately $19 until maturity in October 2009). Effective October 7, 2009, we terminated the Metal Consignment Facility with Bank of Nova Scotia and entered into a new master lease agreement with Deutsche Bank as discussed below.

Owens Corning Master Lease Agreement — In October 2007, as part of the CFM acquisition, we entered into a master lease agreement with OC to lease platinum and rhodium, exclusively for use in the Huntingdon, PA CFM and Anderson, SC manufacturing operations. This master lease agreement allowed us to enter into leases of alloy metal with terms of one to nine months for up to approximately 19,800 ounces of platinum and 3,400 ounces of rhodium. The annual lease rate was fixed at 9%, and the notional lease value was based on the market price of platinum and rhodium in effect at the inception of the lease. Effective October 24, 2008, we terminated the OC master lease agreement.

AGY HOLDING CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, unless otherwise noted)

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

At September 30, 2009 and December 31, 2008, we leased approximately 12,700 and 19,050 ounces of platinum, respectively, and 2,200 and 3,300 ounces of rhodium, respectively, under the Master Lease Agreement, with a notional value of approximately $15,800 and $21,800. All of the leases outstanding at September 30, 2009 had initial terms of one to twelve months, maturing no later than October 28, 2009 (with future minimum rentals of approximately $82 until maturity in October 2009).

In connection with the termination of the Metal Consignment Facility with Bank of Nova Scotia on October 7, 2009, the Master Lease Agreement was also terminated and we entered into a new master lease agreement (the “New Master Lease Agreement”) with DB. The New Master Lease Agreement has a three-year term and allows AGY to enter into leases of alloy metals, up to 51,057 ounces of platinum and up to 3,308 ounces of rhodium, with terms of one to twelve months. Lease costs are determined by the quantity of metal leased, multiplied by a benchmark value of the applicable precious metal and a margin above the lease rate index based on DB’s daily precious metal rates. The New Master Lease Agreement is secured by a security interest in rhodium up to a value that is the lesser of 35% of the leased platinum or $24.4 million. The New Master Lease Agreement contains customary events of default, including, without limitation, nonpayment of lease payments, inaccuracy of representations and warranties in any material respect and a cross-default provision with any credit facility or leasing facility greater than $500, including the Credit Facility and the Notes. There are no financial maintenance covenants included in the New Master Lease Agreement.

16. Fair Value Measurements

The Company utilized the valuation hierarchy provided in ASC 820-10 to determine the fair value of assets measured on a non-recurring basis in periods subsequent to the initial adoption of ASC 820-10:

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

In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible.

At September 30, 2009, assets or liabilities measured at fair value in periods subsequent to their initial recognition only include the goodwill associated with the purchase of AGY Holding Corporation by KAGY Holding Company, Inc. in April 2006 that was partially impaired during the three months ended June 30, 2009. The valuation methodologies used to determine fair value, with the assistance of a third party valuation specialist, were:

•	Market approach: The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business).

•

Income approach: The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts.

Since there were unobservable inputs, management concluded that this was a Level 3 fair value measurement.

AGY HOLDING CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, unless otherwise noted)

($ in millions)	Fair Value Measurements as of September 30, 2009
Description	Total	Level 1	Level 2	Level 3

Goodwill	$40.5	—	—	$40.5

In accordance with the provisions of ASC 350-20, the goodwill with a carrying amount of approximately $85 million was written down to the fair value of $40.5 million, resulting in an impairment charge of $44.5 million, which was included in earnings for the second quarter of 2009 and the nine-month period ending September 30, 2009.

17. Commitments and Contingencies

We are not a party to any significant litigation or claims, other than routine matters incidental to the operation of the Company. We do not expect that the outcome of any pending claims will have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.

In addition to the alloy metal leases discussed in Note 15, we also lease other equipment and property under operating leases. Total rent expense for the nine months ended September 30, 2009 and 2008, was approximately $1,505 and $831, respectively. The following is a schedule by year of minimum future rental payments at September 30, 2009:

10/1/09 to 12/31/09	$283
2010	1,198
2011	1,107
2012	1,062
2013	1,056
Thereafter	1,652

$6,358

We are obligated to make approximately $1,800 minimum purchases of marbles from OC during the remainder of 2009.

18. Segment Information

Since the acquisition of AGY Asia on June 10, 2009 as discussed in Note 2, the Company has two reportable segments, each a separate operating segment. The AGY US segment includes the US manufacturing operations and its sale of advanced glass fibers that are used worldwide as reinforcing materials in numerous high-value applications and end-markets through AGY Holding Corp., its wholly owned domestic and French subsidiaries. The AGY Asia segment includes the manufacturing operations of the Company’s 70% controlling ownership of AGY Hong Kong Limited and its sale of advanced glass fibers that are used primarily in the Asian electronics markets. The Company’s operating segments are managed separately based on differences in their manufacturing and technology capabilities, products and services and their end-markets as well as their distinct financing agreements. The financial results for our operating segments are prepared using a management approach, which is consistent with the basis and manner in which we internally segregate financial information for the purpose of making internal operating decisions. We evaluate the performance of our operating segments based on operating profit. Corporate and certain other expenses are not allocated to the operating segments, except to the extent that the expense can be directly attributable to the operating segment.

AGY HOLDING CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, unless otherwise noted)

Because the Company operated as one business segment until June 10, 2009 as discussed above, the operating results by business segment and other financial data are only presented below for the three months and nine months ended September 30, 2009:

Three Months Ended September 30, 2009

	AGY US	AGY Asia	Corporate and Other	Total

Net sales to external customers	$35,500	$6,238	$—	$41,738
Intersegment sales	—	122	(122)	—

Total net sales	35,500	6,360	(122)	41,738

Operating loss	(5,497)	(563)	(235)	(6,295	) (i)

Depreciation and amortization	2,749	1,206	—	3,955
Alloy metals depletion, net	(57)	122	—	65
Carrying amount of goodwill and intangible assets	60,621	—	—	60,621

Total assets	$278,570	$104,782	$—	$383,352

(i)	Operating loss for the three months ended September 30, 2009 within the corporate and other segment includes primarily, $188 of acquisition-related costs (discussed in Note 2), stock compensation expense and the management fees payable to our sponsor.

Nine Months Ended September 30, 2009

	AGY US	AGY Asia	Corporate and Other	Total

Net sales to external customers	$106,559	$7,619	$—	$114,178
Intersegment sales	—	122	(122)	—

Total net sales	106,559	7,741	(122)	114,178

Operating loss	(13,090)	(1,112)	(48,401)	(62,603	) (i)

Depreciation and amortization	7,979	1,631	—	9,610
Alloy metals depletion, net	4,708	122	—	4,830
Carrying amount of goodwill and intangible assets	60,621	—	—	60,621

Total assets	$278,570	$104,782	$—	$383,352

(i)	Operating loss for the nine months ended September 30, 2009 within the corporate and other segment includes primarily $44,466 of goodwill impairment charge related to the AGY US segment, $2,628 of acquisition-related costs (discussed in Note 2), $752 of restructuring cost, stock compensation expense and the management fees payable to our sponsor.

19. Subsequent events

As discussed in Note 15, in connection with the termination of the Metal Consignment Facility with Bank of Nova Scotia on October 7, 2009, we also terminated the Master Lease Agreement and entered into a new three-year term Master Lease Agreement with DB, which allows AGY to enter into leases of alloy metals, up to 51,057 ounces of platinum and up to 3,308 ounces of rhodium, with terms of one to twelve months. The New Master Lease Agreement is secured by a security interest in rhodium up to a value that is the lesser of 35% of the leased platinum or $24.4 million.

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

Since the acquisition of AGY Asia on June 10, 2009 as discussed further below, the Company has two reportable segments, each a separate operating segment. The AGY US segment includes the U.S manufacturing operations and its sale of advanced glass fibers that are used worldwide as reinforcing materials in numerous high-value applications and end-markets through AGY Holding Corp., its wholly owned domestic and French subsidiaries. The AGY Asia segment includes the manufacturing operations of the Company’s 70% controlling ownership of AGY Hong Kong Limited and its sale of advanced glass fibers that are used primarily in the Asian electronics markets. The Company’s operating segments are managed separately based on differences in their manufacturing and technology capabilities, products and services and their end-markets as well as their distinct financing agreements. AGY Holding Corp. is a Delaware corporation and is a wholly owned subsidiary of KAGY Holding Company, Inc. (“Holdings”). Holdings acquired all of our outstanding stock in April 2006 (the “Acquisition”). Our principal executive office is located at 2556 Wagener Road, Aiken, South Carolina 29801 and our telephone number is (888) 434-0945. Our website address is http://www.agy.com.

BUSINESS COMBINATION

On June 10, 2009, pursuant to the terms of the Sale and Purchase Agreement dated March 12, 2009, by and among AGY Cayman, Grace Technology Investment Co., Ltd., and Grace THW Holding Limited (together, “Grace”), AGY Cayman, a company incorporated in the Cayman Islands and a wholly-owned subsidiary of the Company, completed its acquisition of 70% of the outstanding shares of Main Union Industrial Ltd. (renamed AGY Hong Kong Ltd.), a company incorporated in Hong Kong and a wholly-owned subsidiary of Grace Technology Investment Co., Ltd., a company incorporated in the British Virgin Islands and a wholly-owned subsidiary of Grace THW Holding Limited. AGY Hong Kong Ltd. owns 100% controlling interest in Shanghai Grace Technology Co., Ltd. (renamed AGY Shanghai Technology Co., Ltd. (“AGY Shanghai”)), a company incorporated in the People’s Republic of China (“PRC”), which is also a glassfiber yarns manufacturer. This acquisition expands AGY’s geographic, manufacturing, and servicing capabilities in the Asia-Pacific region relative to the electronics and industrial end-markets.

The Company paid $20 million in cash for a 70% controlling interest in Main Union Industrial Ltd and its subsidiaries (“AGY Asia”) and financed this consideration through the sale of additional equity to the Company’s private equity sponsors.

The details of this business combination, accounted for under the purchase method of accounting, the allocation of the purchase price and the impact of AGY Asia, which has been included in our consolidated financial statements since its June 10, 2009 acquisition, are presented in Note 2 to the accompanying unaudited interim consolidated financial statements.

OUTLOOK

We are making progress in connection with our strategies to improve operating efficiency and to expand our product offerings, our markets, and our customer base. During the first nine months of 2009, we experienced soft demand across most of our markets, and a decrease in inventory levels held by many our customers. It is unlikely that we will see significant improvements in the markets we serve in 2009 based on current economic forecasts. Additionally, the timing of several defense related program awards is uncertain at this time. As a result of these uncertainties, we continue to focus on capacity and cost reduction initiatives, cash flow generation and on maintaining adequate liquidity necessary for our operations.

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

RESULTS OF OPERATIONS

The following tables summarize our results of operations in dollars and as a percentage of net sales for the three and nine months ended September 30, 2009 and 2008 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net Sales
AGY US	$35,500	$61,143	$106,559	$183,177
AGY Asia	6,360	—	7,741	—

	41,860	61,143	114,300	183,177
Intersegment sales	(122)	—	(122)	—

Total net sales	41,738	61,143	114,178	183,177
Cost of goods sold	43,873	48,532	117,013	148,985

Gross profit (loss)	(2,135)	12,611	(2,835)	34,192
Selling, general and administrative expenses	3,981	5,006	12,029	14,358
Restructuring charges	27	—	752	—
Amortization of intangible assets	250	465	752	1,394
Goodwill impairment charge	—	—	44,466	—
Other operating (expense) income, net	98	—	(1,769)	319

Income (loss) from operations	(6,295)	7,140	(62,603)	18,759
Gain on bargain purchase	—	—	22,540	—
Other non-operating (expense) income, net	285	(127)	1,413	(18)
Interest expense	(5,717)	(5,222)	(16,101)	(17,858)

(Loss) income before income taxes	(11,727)	1,791	(54,751)	883
Income tax benefit (expense)	3,980	(792)	11,635	(446)

Net (loss) income	(7,747)	999	(43,116)	437
Less: Net loss attributable to noncontrolling interest	(229)	—	(426)	—

Net (loss) income attributable to AGY Holding Corp.	$(7,518)	$999	$(42,690)	$437

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net Sales
AGY US	85.1%	100.0%	93.3%	100.0%
AGY Asia	15.2%	—%	6.8%	—%

	100.3%		100.1%
Intersegment sales	(0.3)%	—%	(0.1)%	—%

Total net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	105.1%	79.4%	102.5%	81.3%

Gross profit (loss)	(5.1)%	20.6%	(2.5)%	18.7%
Selling, general and administrative expenses	9.5%	8.2%	10.5%	7.8%
Restructuring charges	0.1%	—%	0.7%	—%
Amortization of intangible assets	0.6%	0.8%	0.7%	0.8%
Goodwill impairment charge	—%	—%	38.9%	—%
Other operating (expense) income, net	0.2%	—%	(1.5)%	0.1%

Income (loss) from operations	(15.1)%	11.6%	(54.8)%	10.2%
Gain on bargain purchase	—%	—%	19.8%	—%
Other non-operating (expense) income, net	0.7%	(0.2)%	1.2%	0.0%
Interest expense	(13.7)%	(8.5)%	(14.0)%	(9.7)%

(Loss) income before income taxes	(28.1)%	2.9%	(48.0)%	0.5%
Income tax benefit (expense)	9.5%	(1.3)%	10.2%	(0.3)%

Net (loss) income	(18.6)%	1.6%	(37.8)%	0.2%
Less: Net loss attributable to noncontrolling interest	(0.6)%	—%	(0.4)%	—%

Net (loss) income attributable to AGY Holding Corp.	(18.0)%	1.6%	(37.4)%	0.2%

As further discussed below, our management uses EBITDA and Adjusted EBITDA, which are non-GAAP financial measures, to measure our operating performance.

EBITDA and Adjusted EBITDA (which are defined below) are reconciled from net income (loss) determined under GAAP as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Statement of operations data:
Net (loss) income	$(7,747)	$999	$(43,116)	$437
Interest expense	5,717	5,222	16,101	17,858
Income tax (benefit) expense	(3,980)	792	(11,635)	446
Depreciation and amortization	3,955	3,106	9,610	9,737

EBITDA	$(2,055)	$10,119	$(29,040)	$28,478

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
EBITDA	$(2,055)	$10,119	$(29,040)	$28,478
Adjustments to EBITDA:
Alloy depletion charge, net (a)	65	3,093	4,830	8,964
Non-cash compensation charges (b)	58	223	607	805
Management fees (c)	188	188	563	563
Acquisition-related costs expensed in accordance with ASC 805 (d)	188	—	2,628	—
Gain on early extinguishment of debt (e)	—	—	(1,138)	—
Restructuring charges (f)	27	—	752	—
Cost associated with the exit of Anderson facility (g)	—	16	—	639
Goodwill impairment charge (h)	—	—	44,466	—
Gain on bargain purchase (i)	—	—	(22,540)	—
Disposition of assets (gain) & others (j)	(227)	—	(616)	(930)

Adjusted EBITDA	(1,756)	13,639	512	38,519
Less: Adjusted EBITDA attributable to the noncontrolling interest	(300)	—	(263)	—

Adjusted EBITDA attributable to AGY Holding Corp.	$(2,056)	$13,639	$249	$38,519

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Adjusted EBITDA allocated to AGY Holding Corp. segment breakdown:
AGY US and Corporate	$(2,757)	$13,639	$(365)	$38,519
AGY Asia	701	—	614	—

	$(2,056)	$13,639	$249	$38,519

(a)	We purchase or lease alloy metals that are used in our manufacturing process. During the manufacturing process a small portion of the alloy metal is physically consumed. When the metal is actually consumed we recognize a non-cash charge be recorded. This expense is recorded net of the amount of metal that can be recovered after some specific treatment and net of the charges associated with such recovery treatment.

(b)	Reflects non-cash compensation expenses related to awards under Holdings’ 2006 Stock Option Plan and Holdings’ restricted stock granted to certain members of management.
(c)	Reflects the elimination of the annual management fee payable to our sponsor, Kohlberg & Company, LLC, pursuant to management agreement entered into in connection with the Acquisition.
(d)	Reflects the elimination of the transactional costs associated with AGY Asia business combination that was consummated on June 10, 2009. $1,098 relates to costs incurred and deferred at December 31, 2008 that were expensed in 2009 as a result of adopting the provisions of ASC 805; the remainder, or $1,530, constitute incremental acquisition-related costs incurred and expensed during the nine months ended September 30, 2009.
(e)	Reflects the elimination of the net gain on early extinguishment of debt associated with the $3,000 (face value) 11% senior secured second lien notes (“Notes”) repurchase made by the Company in February 2009.
(f)	Reflects the elimination of the restructuring charges associated with reductions in our salaried workforce in 2009 to reduce our cost structure and streamline processes.
(g)	Reflects the elimination of the costs associated with the termination of the Anderson land and building lease and manufacturing services agreements that continued to be incurred from the date of the premature failure of the Anderson furnace to June 30, 2008, without economic benefit to the Company.
(h)	Reflects the elimination of the charge associated with the impairment of the goodwill related to the purchase of AGY Holding Corporation by KAGY Holding Company, Inc. in April 2006, which was recognized in the second quarter of 2009.
(i)	Reflects the elimination of the gain on bargain purchase associated with AGY Asia business combination.
(j)	Reflects primarily the elimination of the gain (loss) recorded versus historical book value on the sale or exchange of some non-operating assets.

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

THREE MONTHS ENDED SEPTEMBER 30, 2009 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2008

Net sales. Net sales decreased $19.4 million, or 31.8%, to $41.7 million for the three months ended September 30, 2009, compared to $61.1 million during the comparable quarter of 2008. This decrease is primarily due to lower demand across all business segments and lower inventory levels held by several of our customers. This decrease was partly offset by the impact of our acquisition of AGY Asia on June 10, 2009, which contributed $6.2 million of incremental revenue and was favorably impacted by a continuous improvement in the Asian electronics market. The 41.8% decrease in revenue generated by the AGY US operating segment was primarily due to $19.4 million of lower volumes, while an unfavorable product mix and pricing pressure accounted for $6.2 million of the decrease in year-over-year revenue. The construction, industrial and electronics market revenues of the US operating segment were down 40%, 29% and 32%, respectively, compared to the third quarter of 2008, as a result of soft market conditions. Aerospace sales for this segment decreased by 24% compared to the third quarter of 2008 reflecting continued de-stocking initiatives by several customers, and decreased aircraft retrofit activity. Defense revenue in the third quarter of 2009 decreased by 74% compared to the comparable period of 2008. Defense revenue in 2008 was favorably impacted by the volumes associated with the Mine Resistant Ambush Protected (“MRAP”) program, which was completed in March 2009.

Gross profit/loss. We reported a consolidated gross loss of $2.1 million for the three months ended September 30, 2009, compared to a gross profit of $12.6 million for the three months ended September 30, 2008. The gross loss reported in the third quarter of 2009 was driven largely by our AGY US operating segment, which was negatively impacted by $8.2 million of lost margin on lower sales and a $5.3 million impact associated with an unfavorable product mix and pricing pressure in certain markets. Additionally, the AGY US segment results were negatively impacted by approximately $7.0 million of costs including the under-absorption of overhead costs, associated with management’s decision to curtail production capacity and lower inventory levels. These negative variances were partially offset by $3.3 million of cost reductions.

Selling, general and administrative expenses. Selling, general and administrative costs were $4.0 million during the third quarter of 2009, compared to $5.0 million reported during the third quarter of 2008. This decrease was the result of (i) $1.1 million decrease in compensation expense associated with the AGY US operating segment, and (ii) a $0.4 million decrease in discretionary spending, partially offset by (iii) $0.6 million of incremental expenses associated with the AGY Asia acquisition compared to the third quarter of 2008. As a result of the decrease in revenue, selling, general and administrative costs increased from 8.2% of net sales for the three months ended September 30, 2008 to 9.5% of net sales for the three months ended September 30, 2009.

Amortization of intangible assets. Amortization of other intangible assets decreased $0.2 million to $0.25 million during the quarter ended September 30, 2009, when compared to the quarter ended September 30, 2008. This decrease was primarily attributable to the expiration of a non-compete covenant on December 31, 2008.

Interest expense. Interest expense increased $0.5 million from $5.2 million in the third quarter of 2008 to $5.7 million for the three months ended September 30, 2009. The increase was primarily due to $0.6 million of incremental interest expense associated with the AGY Asia acquisition.

Income tax benefit. Income tax benefit increased $4.8 million from a $0.8 million tax expense for the three months ended September 30, 2008 to a $4.0 million tax benefit for the three months ended September 30, 2009, due to the higher pre-tax loss recognized in the third quarter of 2009. In addition, the effective tax rate decreased from 44.2% for the third quarter of 2008 to 33.9% for the third quarter of 2009, which approximates the statutory rate.

Net income (loss). As a result of the aforementioned factors, we reported a net loss attributable to AGY Holding Corp. of $7.5 million for the three months ended September 30, 2009, compared to net income of $1.0 million for the three months ended September 30, 2008.

NINE MONTHS ENDED SEPTEMBER 30, 2009 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2008

Net sales. Net sales decreased $69.0 million, or 37.7%, to $114.2 million for the nine months ended September 30, 2009, compared to $183.2 million during the comparable period of 2008. This decrease is primarily due to lower demand across all business segments resulting from the global economic downturn and lower inventory levels held by several of our customers, partly offset by the impact of AGY Asia, which contributed $7.6 million of incremental revenue since the acquisition date on June 10, 2009. The 41.8% decrease in revenue generated by our AGY US operating segment was primarily due to $71.6 million of lower volumes, while an unfavorable product mix accounted for $5.0 million of the decrease in year-over-year revenue. The electronics, construction and industrial market revenues of the U.S operating segment were down 45%, 47% and 33%, respectively, compared to the same period in 2008, as a result of soft market conditions. Aerospace sales decreased by 30% compared to the nine months ended September 30, 2008 reflecting softer demand, lower inventory levels in the supply chain, and decreased aircraft retrofit activity. Defense revenue decreased 47% in the nine months ended September 30, 2009, compared to the same period of 2008 as the result of the conclusion of the MRAP program during the first quarter of 2009.

Gross profit/loss. We reported a consolidated gross loss of $2.8 million for the nine months ended September 30, 2009, compared to a gross profit of $34.2 million for the nine months ended September 30, 2008. The gross loss reported for the nine months ended September 30, 2009 was driven largely by our AGY US operating segment, which was negatively impacted by $30.3 million of lost margin on lower sales and a $4.5 million impact associated with an unfavorable product mix associated with lower shipments to defense and aerospace markets. Additionally, the AGY US segment results were negatively impacted by approximately $9.7 million of expenses including the under-absorption of overhead costs and lower manufacturing efficiencies associated with management’s decision to curtail production capacity and lower inventory levels. These negative variances were partially offset by $7.1 million of cost reduction initiatives including the curtailment of discretionary spending, primary workforce furloughs and salaried headcount reductions.

Selling, general and administrative expenses. Selling, general and administrative costs decreased from $14.4 million during the nine months ended September 30, 2008 to $12.0 million during the nine months ended September 30, 2009. This decrease reflects (i) $3.2 million of lower expenses for our AGY US operating segment including a reduction in the salaried workforce and lower discretionary spending, partially offset by (ii) $0.8 million of incremental expenses associated with AGY Asia since the acquisition on June 10, 2009. As a result of the decrease in revenue, selling, general and administrative costs increased from 7.8% of net sales for the nine months ended September 30, 2008 to 10.5% of net sales for the nine months ended September 30, 2009.

Restructuring charges. For the nine months ended September 30, 2009, we recognized $0.8 million in restructuring charges in the AGY US segment, primarily related to severance and outplacement costs for headcount reductions in connection with our structural cost-reduction initiatives.

Amortization of intangible assets. Amortization of other intangible assets decreased $0.6 million to $0.8 million during the nine months ended September 30, 2009, when compared to the nine months ended September 30, 2008. This decrease was primarily attributable to the expiration of a non-compete covenant on December 31, 2008.

Goodwill impairment charge. Management concluded, with the assistance of an independent third-party valuation specialist, that as of June 30, 2009, the goodwill associated with the purchase of AGY Holding Corporation by KAGY Holding Company, Inc. in April 2006 was partially impaired due largely to the near-to-mid term business outlook associated with the global economic environment. As a result, the Company recognized a pre-tax goodwill impairment charge of $44.5 million, classified in “loss from operations” in the second quarter of 2009. See further disclosures in Notes 6 and 16 of our interim consolidated financial statements.

Other operating expense. During the nine months ended September 30, 2009, we recognized other operating expense of $1.8 million, compared to other operating income of $0.3 million during the comparable period in 2008. The $1.8 million expense in 2009 primarily consisted of (i) $2.6 million of acquisition-related costs, including $1.1 million of acquisition-related costs incurred and deferred at December 31, 2008 that were subsequently expensed on January 1, 2009 as a result of adopting ASC 805, partially offset by (ii) a $0.5 million book gain recognized on the sale of excess alloy metals during the nine months ended September 30, 2009. During the nine months ended September 30, 2008, other operating income of $0.3 million was primarily the result of $0.9 million from the sale of an unused portion of land and building at the Aiken facility, partially offset by $0.6 million relating to the Anderson contract termination costs.

Gain on bargain purchase. After reassessing, with the assistance of an independent third-party valuation specialist, the fair value of the acquired assets less liabilities assumed associated with the AGY Asia acquisition, management concluded that a bargain purchase of approximately $22.5 million resulted at the June 10, 2009 acquisition date. Accordingly, the gain was recognized retrospectively to the Company’s second quarter of 2009 and in the nine-month period ended September 30, 2009.

Other non-operating income. During the nine months ended September 30, 2009, other non-operating income of $1.4 million was due primarily to the net $1.1 million gain on the early extinguishment of debt associated with the purchase of $3 million (face value) of our Notes. During the nine months ended September 30, 2008, other non-operating expense was non significant.

Interest expense. Interest expense decreased $1.8 million from $17.9 million for the nine months ended September 30, 2008 to $16.1 million for the nine months ended September 30, 2009. The decrease was primarily due to (i) $2.2 million of non-recurring fees and expenses incurred in 2008 related to bondholders’ consent solicitation for our Metal Consignment Facility amendment and the Company’s S-4 Registration Statement, partially offset by (ii) $0.7 million of incremental interest expense associated with AGY Asia since the acquisition date on June 10, 2009.

Income tax benefit (expense). Income tax benefit increased $12.1 million from a $0.4 million tax expense for the nine months ended September 30, 2008 to a $11.6 million tax benefit for the nine months ended September 30, 2009 due to the higher pre-tax loss recognized in the nine-month period ended September 30, 2009. In addition, the effective tax rate decreased from 50.5% for the nine months ended September 30, 2008 to 21.2% for the nine months ended September 2009 primarily as a result of (i) the $44.5 million goodwill impairment charge recognized during the second quarter of 2009 that is not tax deductible, (ii) the $22.5 million gain on bargain purchase recognized in the nine-month period ended September 30, 2009, which is not recognized as taxable income, and (iii) management’s determination that a significant portion of the acquisition transactional costs expensed in 2009 as result of adopting the provisions of ASC 805 was not tax deductible.

Net income (loss). As a result of the aforementioned factors, we reported a net loss attributable to AGY Holding Corp. of $42.7 million for the nine months ended September 30, 2009, compared to net income of $0.4 million for the nine months ended September 30, 2008.

LIQUIDITY AND CAPITAL RESOURCES

AGY Holding Corp. and its Domestic Subsidiaries’ Liquidity

Our domestic principal sources of liquidity are cash flows from operations and borrowings under our financing arrangements. Our domestic need for liquidity will arise primarily from interest payments on the outstanding $172.0 million principal amount of our Notes, interest and principal payments on our senior secured revolving credit facility (“Credit Facility”), and the funding of capital expenditures, alloy metals, strategic initiatives, normal recurring operating expenses and working capital requirements. There are no mandatory payments of principal on the Credit Facility or on the Notes scheduled prior to their maturity in October 2011 and November 2014, respectively.

At September 30, 2009, in the US, we had total liquidity of $20.6 million, consisting of $0.5 million of unrestricted cash and approximately $20.1 million of borrowing availability under the Credit Facility associated with the AGY US operating segment.

AGY Asia’s Liquidity

AGY Asia’s sources of liquidity are cash flows from operations and borrowings under approximately $52.2 million of non-recourse financing arrangements with the Bank of Shanghai (“AGY Asia Credit Facility”), which consists of an $11.7 million one-year working capital loan and a $40.5 five-year term loan. The need for liquidity in Asia will arise primarily from interest and principal payments on the AGY Asia Credit Facility and the funding of capital expenditures, alloy metals, strategic initiatives, normal recurring operating expenses and working capital requirements. There are no mandatory payments of principal on the working capital loan prior to its maturity in June 2010. There are semi-annual mandatory payments of principal on the term loan borrowings in the amounts described below under “Financial Obligations and Commitments”, beginning in April 2010.

At September 30, 2009, we had total liquidity of $12.6 million, consisting of $1.6 million of unrestricted cash and approximately $11.0 million of borrowing availability under the Asia Credit Facility.

Based upon our current and anticipated levels of operations, we believe, but can not guarantee, that our cash flows from operations and investing activities, together with availability under our credit facilities for the US and the Asia segments, will be adequate to meet our liquidity needs for the next twelve months and the foreseeable future. However, this forward-looking statement is subject to risks and uncertainties. See “Forward-Looking Statements” and “Item 1A. Risk Factors.” of our 2008 Form 10-K.

Working capital.

Working capital is defined as total current assets, excluding unrestricted cash, less total current liabilities, including the short-term borrowings and current portion of long-term debt. Working capital was $23.1 million and $36.9 million on September 30, 2009 and December 31, 2008, respectively. The $13.8 million decrease relates primarily to a $12.7 million decrease in inventory at the AGY US operating segment and a $1.1 million working capital decrease at the AGY Asia operating segment.

Other balance-sheet items.

Net Property, Plant and Equipment and Alloy Metals. Net property, plant and equipment and alloy metals increased $76.9 million from December 31, 2008 to September 30, 2009, primarily due to $91.6 million of net fair value of property, plant and equipment and alloy metals acquired in the AGY Asia business combination on June 10, 2009. Additional contributing factors were $13.7 million of depreciation and alloy metals depletion expenses, the sale of $10.8 million of excess alloy metals at book value, and $9.8 million of capital expenditures, including accrued construction in progress.

Long Term Debt. Long-term debt increased $32.3 million from December 31, 2008 to September 30, 2009 as a result of $34.0 million of long-term debt attributable to AGY Asia, and a $1.3 million increase in borrowings under our AGY US operating segment Credit Facility necessary to fund the operating cash flow requirements and capital expenditures made during the first nine months of 2009, partially offset by the purchase of $3.0 million (face value) of our Notes during the first quarter of 2009.

Nine months ended September 30, 2009 compared to nine months ended September 30, 2008.

Cash used by operating activities was $9.5 million for the nine months ended September 30, 2009, compared to cash provided by operating activities of $23.0 million for the nine months ended September 30, 2008. The $32.5 million decrease in operating cash flows during the nine months ended September 30, 2009 was driven largely by the $17.7 million loss (as adjusted for non-cash items) recognized during the period compared to the $20.4 million income (as adjusted for non-cash items) recognized during the nine months ended September 30, 2008. This decrease on a year-over-year basis was partially offset by a global $13.3 million reduction in inventory based on lower volumes and working capital initiatives, a $2.2 million increase in accounts receivable attributable to an increase in days of sales outstanding resulting primarily from a change in customers’ region and product mix and a $5.5 million decrease in other net current liabilities and assets, due principally to lower employee related liabilities as a result of headcount reductions during 2009.

Cash used in investing activities was $4.1 million for the nine months ended September 30, 2009, compared to $34.0 million for the nine months ended September 30, 2008. This decrease was primarily due to (i) the purchase of $28.2 million of alloy metals for the nine months ended September 30, 2008, compared to the sale of $11.1 million of excess alloy for the nine months ended September 30, 2009 and (ii) a $13.1 million decrease in restricted cash primarily associated with the refinancing of AGY Asia in July 2009, partly offset by (iii) the $18.2 million payment for the majority interest of AGY Asia, net of cash acquired in September 2009.

Cash provided by financing activities was $10.9 million for the nine months ended September 30, 2009, compared to $6.9 million for the nine months ended September 30, 2008. This increase was due primarily to (i) a $20.0 million equity infusion by Kohlberg & Company, LLC to fund the AGY Asia acquisition, partially offset by (ii) the $1.8 million cash outflow for the repurchase of $3.0 million of Notes (face value) in the first quarter of 2009, and (iii) the $8.4 million decrease in AGY Asia borrowings since the acquisition on June 10, 2009, and (iv) a $5.8 million decrease in AGY US revolver borrowings for the nine months ended September 30, 2009 compared to the same period of 2008.

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

The Credit Facility contains customary representations and warranties and customary affirmative and negative covenants, including, among other things, restrictions on indebtedness, liens, investments, mergers and consolidations, dividends and other payments in respect to capital stock, transactions with affiliates, and optional payments and modifications of subordinated and other debt instruments. The Credit Facility does not contain any financial maintenance covenants. The Credit Facility also includes customary events of default, including a default upon a change of control. The Company was in compliance with all such covenants at September 30, 2009.

The agreement governing the credit facility permits the lenders to accelerate payment of the outstanding principal and accrued and unpaid interest and/or to terminate their commitment to lend any additional amounts upon certain events of default, including failure to make required payments of principal and interest when due, violations of the material covenants under the agreement, a change of control of the Company, certain defaults with respect to the collateral securing the credit facility or if the Company fails to pay indebtedness owing to other parties, or lenders under other agreements accelerate payment of the indebtedness owing, in an aggregate amount of $7.5 million or more.

As of September 30, 2009, we had utilized approximately $2.2 million of the Credit Facility for the issuance of standby letters of credit and had $17.8 million cash borrowings outstanding, leaving $20.1 million available for additional borrowings.

In connection with our acquisition of a 70% interest in AGY Hong Kong Ltd., as described in Note 2 to the accompanying unaudited interim consolidated financial statements, we amended our credit agreement in order to obtain the necessary approval of the revolving credit lenders. In the amendment, certain provisions of the credit agreement were modified or added: the availability reserve in the borrowing base calculation increased from $7.5 million to $10 million; the foreign subsidiary indebtedness of AGY Hong Kong Ltd. or its subsidiaries is permitted provided that it is non-recourse indebtedness; the investment associated with the purchase of the remaining 30% is permitted provided that our excess availability under the facility is at least $10 million for 60 days prior to the consummation date and $12.5 million immediately following such consummation; and it is an event of default under the credit agreement if we default under our obligations regarding the acquisition of the remaining 30% of AGY Hong Kong Ltd. In addition, the applicable margin for any utilization of the revolver in excess of $25 million increased from 1.75% to 3.0% for Eurodollar loans and from 0.75% to 2.0% for base rate loans. No other key terms of the credit agreement were modified under the amendment.

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

The indenture does not contain any financial maintenance covenants.

In February 2009, we repurchased $3.0 million face amount of Notes for $1.8 million plus accrued interest and commission, resulting in a net gain on extinguishment of debt of approximately $1.1 million (net of deferred financing fees written off), classified as “other non-operating income”.

As of September 30, 2009, the estimated fair value of the Notes was $137.0 million compared to a recorded book value of $172 million.

Asia

The bank debt of approximately $39.0 million assumed in the acquisition of AGY Asia was refinanced on July 10, 2009. At that date, AGY Shanghai entered into a financing arrangement with the Bank of Shanghai (“AGY Asia Credit Facility”). The arrangement consists of a five-year term loan in the aggregate amount of approximately $40.5 million, a one-year working capital loan in the aggregate amount of approximately $11.7 million and a one-year letter of credit facility in the amount of $2.0 million.

The term loan is secured by AGY Shanghai’s building and equipment, and bears interest annually at the rate of either the five-year lending rate as published by the People’s Bank of China, plus a margin, or nine-month LIBOR plus 3.0%. Term loan borrowings may be made in both local currency and US dollars, up to certain limits. At September 30, 2009, we had approximately $35.5 million borrowings outstanding under the term loan, leaving $5.0 million available for additional borrowings.

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

At September 30, 2009, we had approximately $5.7 million borrowings outstanding under the working capital loan, leaving $6.0 million available for additional borrowings.

The letter of credit facility is a one-year facility for the issuance of documentary letters of credit up to a maximum term of 120 days. A 15% deposit is required upon issuance with the balance due upon settlement of the underlying obligation.

The loan agreements contain customary representations and warranties and customary affirmative and negative covenants, including, among other things, interest coverage, restrictions on indebtedness, liens, investments, mergers and consolidations, dividends and other payments in respect to capital stock, and transactions with affiliates. The loan agreements also include customary events of default, including a default upon a change of control and a default upon AGY Shanghai’s failure to perform its obligations under financing or security agreements entered into with other financial institutions or any third party. AGY Shanghai was in compliance with all such covenants at September 30, 2009.

All amounts borrowed under the AGY Asia Credit Facility are non-recourse to AGY Holding Corp. or any other domestic subsidiary of AGY Holding Corp.

Prior to the acquisition date, AGY Shanghai also entered into a working capital unsecured loan with Shanghai Grace Fabric Corporation, a predecessor sister company. The $12.4 million outstanding under this loan at the acquisition date was repaid in July 2009, using, in part, restricted cash for such repayment.

FINANCIAL OBLIGATIONS AND COMMITMENTS

As of September 30, 2009, accounts payable obligations totaled $12.5 million.

There are no mandatory payments of principal on the Credit Facility or on the Notes scheduled prior to their maturity in October 2011 and November 2014, respectively.

The AGY Asia Credit Facility, which is a non-recourse debt to AGY Holding Corp., includes an $11.7 million working capital loan facility when fully drawn that matures in June 2010 and a five-year term loan with principal payments due semi-annually beginning April 2010 in accordance with the following amortization schedule when the term loan is fully drawn (in $ millions):

2009	$—
2010	5.1
2011	8.1
2012	9.9
2013	11.3
2014	6.1

$40.5

We are obligated to make approximately $1.8 million minimum purchases of marbles from OC during the remainder of 2009.

We also have several short-term operating leases for alloy metals and we have various operating leases for certain manufacturing equipment, personal and real property.

As discussed in Note 2 to the accompanying unaudited interim consolidated financial statements, in connection with the purchase of AGY Asia, we entered into an option agreement with Grace pursuant to which Grace granted AGY a call option and AGY granted Grace a put option in respect of the 30% interest held by Grace in AGY Asia, in each case until December 31, 2013, unless mutually extended. The option price is determined by a formula outlined in the agreement. The exercise of the call option requires certain minimum financial performance levels to be reached by AGY Asia and the put option first becomes exercisable only upon the first anniversary of the acquisition or, if earlier, in June 2010. Based on these provisions and the financial projections of the PRC affiliate, the Company believes that either the call option or the put option will be exercised in 2011. If the acquisition of the noncontrolling interest is consummated, the Company intends to finance the consideration paid pursuant to the agreement through the sale of additional equity to its private equity sponsor, if available, or other available liquidity.

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

ITEM 3. – Quantitative and Qualitative Disclosure About Market Risk

INTEREST RATE RISK

We are subject to interest rate risk in connection with our debt facilities. Our principal interest rate exposure relates to the $40 million Credit Facility and the Shanghai Credit Facility. Assuming these facilities are fully drawn, each quarter point change in interest rates would result in approximately an aggregate $0.21 million annual change in interest expense associated with the debt facilities.

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

FOREIGN EXCHANGE RISK

We are subject to inherent risks attributed to operating in a global economy. All of our debt and most of our costs are denominated in US dollars. Approximately 3% percent of our sales are denominated in currencies other than the US dollar. Although our level of foreign currency exposure is limited, we may utilize derivative financial instruments to manage foreign currency exchange rate risks.

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

As required by Rule 13a-15(d) of the Exchange Act, the Company’s management, including the principal executive officer and the principal financial officer conducted an evaluation of the internal control over financial reporting to determine whether any changes occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Based on that evaluation, the principal executive officer and the principal financial officer concluded no such changes during the quarter ended September 30, 2009 materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1A.	– Risk Factors

As of November 13, 2009, there have been no material changes to the risk factors disclosed under the heading “Risk Factors” in our 2008 Form 10-K. These factors could materially affect our business, financial condition or future results. In addition, future uncertainties may increase the magnitude of these adverse affects or give rise to additional material risks not now contemplated.

ITEM 6 – Exhibits

Exhibit Number	Description

10.1	Master Lease Agreement by and between DB Energy Trading LLC and AGY Holding Corp., dated as of September 28, 2009.+*

31.1	Certification by Douglas J. Mattscheck pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Wayne T. Byrne pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Douglas J. Mattscheck pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Wayne T. Byrne pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AGY Holding Corp.

Date: November 13, 2009	By:	/S/ WAYNE T. BYRNE
Wayne T. Byrne
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

10.1	Master Lease Agreement by and between DB Energy Trading LLC and AGY Holding Corp., dated as of September 28, 2009.+ *

31.1	Certification by Douglas J. Mattscheck pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. +

31.2	Certification by Wayne T. Byrne pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. +

32.1	Certification by Douglas J. Mattscheck pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. +

32.2	Certification by Wayne T. Byrne pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.+

+	Filed herewith.
*	Confidential treatment has been requested for certain portions of the document, which portions have been omitted and filed separately with the Securities and Exchange Commission.