Form 10-K
period 2009-12-31
AGY Holding Corp.
filed 2010-03-31
CIK 1431824

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission File Number 333-150749

AGY HOLDING CORP.

(Exact name of registrant as specified in its charter)

Delaware

(State or other jurisdiction of incorporation or organization)

20-0420637

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

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

The total number of shares of the registrant’s common stock, par value $0.0001 per share, outstanding as of March 30, 2010 was 1,291,667.

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

Overview

AGY Holding Corp. is a Delaware corporation, incorporated in 2004, with its headquarters in South Carolina. AGY Holding Corp. and its subsidiaries are referred to herein as “AGY” or the “Company”. AGY is a leading manufacturer of advanced glass fibers that are used as reinforcing materials in numerous diverse, high-value applications, including aircraft laminates, ballistic armor, pressure vessels, roofing membranes, insect screening, architectural fabrics, and electronics. AGY is focused on serving end-markets that require glass fibers for applications with demanding performance criteria, such as the aerospace, defense, construction, electronics, automotive, and industrial end-markets. We are able to leverage our flexible manufacturing capabilities to target new specialty end-use applications and to shift production rapidly to meet changing market demand.

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

We have three primary manufacturing facilities, two located in the United States and one located in China since our acquisition of a 70% interest in a foreign company on June 10, 2009. This acquisition, which is described more fully in Note 3 to the Consolidated Financial Statements, expands AGY’s manufacturing, and servicing capabilities in the Asia-Pacific region relative to the electronics and industrial markets and broadens the range of products the Company offers to its global customers.

The following table summarizes our net sales by geographic region. Customer sales are attributed to geographic region based upon the location to which the product is shipped to the external customer.

	2009	2008	2007
	(in millions)
Americas	$99.4	$178.6	$126.6
Europe	21.0	27.7	24.6
Asia	33.5	30.2	33.2

Total	$153.9	$236.5	$184.4

Our Products

Glass Products. We are a leader in the design, development, manufacturing, and marketing of unique glass fibers used in diverse, high value applications. We produce high-quality fine filament glass fibers, which provide customers with enhanced strength-to-weight ratios and improved fabric quality and flexibility properties. Glass fibers are differentiated from one another in three ways: (i) glass chemistry, (ii) diameter of the filaments and (iii) sizing chemistry (a coating applied to the filament). Glass fiber is produced by passing molten glass through bushings, producing thin glass filaments, which are spooled and then twisted into fibers or bundled into untwisted heavy weight fibers called rovings. We produce hundreds of different glass fiber types. Glass fiber types are broadly segmented into two categories: E Glass and advanced materials, including S-2 Glass.

E Glass is a natural, lustrous, white continuous fiber made of highly stable and durable glass filaments. Within E Glass, we focus on both “semi-technical” and “technical” fibers. We differentiate between semi-technical and technical E Glass fibers based on their technical complexity and difficulty in manufacturing, and our technical fibers include filaments with a diameter of eight microns or less and fibers with specialized sizing compositions. As a result of their complexity, technical fibers are manufactured by only a few suppliers. We generally compete with one or two alternative suppliers for the vast majority of our technical products. Because our technical fibers offer significant value to our customers, we are able to command a price and margin premium compared to most semi-technical E Glass fibers. We plan to continue to produce semi-technical E Glass fibers to enable us to offer our customers a full suite of products.

S-2 Glass is a proprietary product that is technically more complex than conventional E Glass fibers, providing it with advanced performance characteristics. Compared to other alternatives such as carbon fiber, aramid fibers and steel, S-2 Glass delivers a better ratio of performance to cost in many applications. S-2 Glass has more than three times the percentage strain to failure of carbon fiber and performs three times better than aramid fibers in fire tests. S-2 Glass is also approximately one-third the weight of steel.

We differentiate our S-2 Glass advanced materials from E Glass by its different glass chemistry, which yields a proprietary product with superior performance characteristics making it suitable for applications with demanding performance criteria, such as ballistic armor, aircraft flooring and exterior skins, helicopter blades, firefighter oxygen tanks, automotive timing belts and ceramic appliance insulation. We have recently demonstrated our ability to increase S-2 Glass capacity 50% through the addition of modular manufacturing platforms enabling rapid response to short-term volume opportunities. In addition, we have introduced S-1 and other high strength glass product line extensions to targeted applications that have different performance characteristics and price points within multiple end markets.

CFM Products. Continuous Filament Mat, or CFM, is a unique glass fiber reinforcement product used as an input in the production of flat sheet laminates, marine parts and accessories, and other products where its strength and durability make it the most cost-effective material to use. CFM increases the mechanical performance of products, such as stiffness and strength, as well as improves their resistance to chemicals. In CFM, AGY has a capacity of 12,000 metric tons over three manufacturing lines capable of producing many differentiated products from 0.6 oz. to 3.0 oz. weight serving a wide variety of markets and applications, such as ladder rails, electrical insulation, heavy truck bodies and oil rig decking.

Segment Information

Since the acquisition of a 70% controlling interest in Main Union Industrial Ltd. and its subsidiaries (which are collectively referred to herein as “AGY Asia”) on June 10, 2009, the Company operates its business as two reportable units, each a separate operating segment: AGY US and AGY Asia. The Company’s operating segments are managed separately based on differences in their manufacturing and technology capabilities, products and services and their end-markets as well as their distinct financing agreements. For financial information with respect to our business segments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 21 to our Consolidated Financial Statements.

AGY US

The AGY US segment includes our US manufacturing operations and sale of advanced glass fibers that are used worldwide as reinforcing materials in numerous high-value applications through AGY and its wholly owned domestic and French subsidiaries. The AGY US segment manufactures and sells the full suite of the products described above but is heavily focused on serving end-markets that require glass fibers for applications with demanding performance criteria, such as the aerospace, defense, construction, electronics, and industrial end-markets which represented approximately 18%, 16%, 15%, 22% and 29%, respectively, of this segment sales for the year ended December 31, 2009.

The AGY US segment serves over 250 direct customers worldwide, including most major global weavers and a diverse group of other domestic and international commercial and industrial users of fibers. While supply chains vary by product, application and end-user, there are generally multiple links in the value chain between our fibers and corresponding end-products. Direct customers weave our fibers into glass fiber fabric. Through our working relationships with downstream contacts, we are often able to have our fibers specified-in end-products and, therefore, influence end-user demand and increase leverage with our direct customers.

Our direct customer relationships generally are stable and long-term. In order to qualify a new supplier, a customer may need to modify its own loom set-ups and fabric specifications and also qualify the new fiber suppliers with downstream manufacturers. Although glass fibers are only a portion of the final end-product’s overall manufacturing cost, defects can be costly and can have a major impact throughout the value chain. Consequently, customers demand high-quality, reliable fibers from their suppliers, and we have established a reputation with our customers for meeting these demands. We believe these factors have allowed us to maintain strong relationships with each of our key customers. The average length of the relationships with our top ten customers is more than 20 years.

Depending on the end-application, we compete with glass yarn manufacturers or other composite fiber producers worldwide. We compete in the areas of technology innovation, quality, ratio of performance to cost and customer service for our specialty advanced glass fibers and technical fibers, and primarily price for our semi-technical E Glass fibers.

AGY Asia

The AGY Asia segment includes the manufacturing operations of the Company’s 70% controlling ownership of AGY Asia and its sale of E Glass fibers that are used primarily today in the Asian electronics market. Our mid-to long-term strategy is to take advantage of significant growth opportunities in the Asia Pacific region for several other markets like aerospace and wind energy by offering locally produced E Glass products based around AGY’s recognized industry leading technology.

AGY Asia serves a smaller base of less than 20 customers, primarily weavers for the Asia Pacific electronics markets. Significant competitors include other global competitors primarily based in China, but such competitors are usually vertically integrated and therefore also compete with some of the weaver customers. AGY is one of only a limited number of independent non-integrated yarn producers in Asia, and we stress this independence as we secure supply positions with our weaving customers.

Our AGY US and AGY Asia segments accounted for approximately 92% and 8% of our total segment net sales, respectively, in 2009.

Our AGY US and AGY Asia segments accounted for approximately 69% and 31% of our total assets, respectively, in 2009.

Summary of our End-Markets and Key Applications by Segment

End-market and key application	Served Product	Segment
Aerospace end-market
Leading edge of helicopter blades	S-2 Glass	AGY US
Aircraft interior floors	S-2 Glass	AGY US
Aircraft interior panels	Technical E Glass	AGY US
Defense end-market
Ballistic armor	S-2 Glass	AGY US
Construction end-market
Architectural roofing/tented structures fabric	Technical E Glass	AGY US
Insect and pool/patio screening	Technical E Glass	AGY US
Ladder rails for composite ladders	E Glass, CFM	AGY US
Electronics end-market
Multi-layer printed circuit boards	All E Glass	AGY US –AGY Asia
Electrical insulation panels for transformers & generators	E Glass, CFM	AGY US
Industrial end-market
Pressure vessels	S-2 Glass	AGY US
Reinforcement tape	Semi-Technical E Glass	AGY US
Protective gear	Technical E Glass	AGY US
PTFE coated fabrics (for example, Teflon) used in industrial and food processing equipment	Technical E Glass	AGY US
Automotive high strength timing belts	S-2 Glass	AGY US
High temperature application sewing thread (smoke stack filtration bags)	Technical E Glass	AGY US
Cooling tower infrastructure	E Glass, CFM	AGY US
Automotive interior door /seat panels	E Glass, CFM	AGY US

Industry Overview

We supply glass fibers (i) to the global composites industry and (ii) to other applications where glass fibers, sometimes coated, largely constitute the complete fabric system. Examples of composites applications include thermoplastic-glass fiber reinforced composites for ballistic armor, aluminum-glass fiber reinforced composites for aircraft interior and exterior panels and specialty electronics printed circuit boards. Sales into other applications, principally in the construction and selected industrial end-markets, represented the remainder of our sales for the year ended December 31, 2009. Examples of these applications include architectural roofing fabrics and vinyl coated yarns for window and patio screening.

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

•

Flexible manufacturing capabilities. The size and variety of our furnaces and the diversity of our manufacturing technologies allow us flexibility to shift production to follow market conditions. As the furnaces we use to manufacture glass fibers are small relative to those of our larger competitors, they can be idled and restarted with lower cost and in a shorter time frame, allowing for manufacturing flexibility that is difficult for our competitors to replicate. Our furnaces in Aiken, South Carolina average 3,000 tonnes per year, our furnaces in Huntingdon, Pennsylvania average 100 tonnes per year, and our furnace in China averages 18,000 tonnes per year. Our competitors often have furnaces with average capacities of up to 30,000 tonnes per year. Recently, our manufacturing flexibility has allowed us to support strong growth by efficiently allocating capacity for emerging applications in the aerospace and architectural construction end-markets.

•

Product design and development capabilities. We dedicate resources to product design and development, allowing us to create complex, customized fibers to meet our customers’ and end-users’ specific requirements. Our technical platform includes product development strengths in glass chemistry, coating development and process innovation. Our technological expertise has been developed by working with advanced glass fibers for over 60 years. New business development is initiated through our science and technology group, which is organized into distinct functions relating to product development, application development and product engineering. These functions collaborate to identify high-growth end-markets and high-margin applications within those end-markets. Our partnership with key customers and end-users such as Airbus, Boeing and the U.S. Department of Defense Army Research Labs has been an important component in our development of new applications and the improvement of existing ones.

•

Experienced management team. Our operations are managed by an experienced team with an average of approximately 20 years of industry experience. Since April 2004, under the guidance of our management team, we have targeted and secured new specialty applications, refocused on the more profitable segments of our core business, expanded our manufacturing footprint in Asia, reduced headcount and overhead, rationalized our product portfolio and increased working capital efficiencies.

Our Strategy

Our key strategies include:

•

Continue to expand into new and highly profitable applications. Our growth and innovation strategy focuses on identifying applications which demand more technical products and are growing at higher rates than the overall end-market, for which we can provide products at attractive margins. We continue to develop products and composite materials to address existing and new applications across end-markets and have identified a number of additional growth opportunities in applications such as high-output wind-turbines, dental orthodontics, high-speed circuit boards, integrated circuit packaging, and “invisible” window screening. Where appropriate, we may pursue selective acquisitions to expand our product portfolio to better serve our existing applications and end-markets and to extend into new technical and advanced materials applications and end-markets. Examples of our continued expansion into complementary markets and applications in mainstream composites markets include our purchase of the CFM business from Owens Corning in October 2007, including marble-making assets, and our acquisition of a 70% controlling interest in AGY Asia in June 2009.

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

•

Develop new technologies and extend existing ones. We believe we are a technology leader in the production of glass fibers due to our process engineering and product development capabilities. We conduct a research and development program aimed at developing new and improved products through our science and technology group. In addition, we partner with key customers and end-users to improve and develop products and technologies. Our expenditures for Company sponsored research and development during the years ended December 31, 2009, 2008 and 2007 totaled approximately $3.0 million, $4.1 million, and $4.1 million, respectively. As evidence of our process improvements and development capabilities, approximately 17% of our sales for the year ended December 31, 2009 were from new or improved products and processes we introduced in the last five years.

•

Continue to implement cost reduction initiatives. We continue to implement cost reduction initiatives identified by our management team that relate to efficiency, throughput and process technology developments and manufacturing footprint optimization. Efficiency initiatives include lean manufacturing programs, managing assets to reduce lost machine time and focusing on quality assurance. Throughput initiatives involve reducing the frequency and duration of filament breaks, minimizing retooling duration and optimizing fiber manufacturing performance. Process technology developments involve lowering energy costs and capital intensity, reducing the need for platinum and rhodium alloys and developing the ability to quickly change glass compositions. Additionally, we have recently expanded our capacities to include producing bushings in-house, further improving our alloy asset utilization and enhancing our product innovation capabilities.

Customers

We sell to a majority of our customers on open account after an extensive credit review and approval process. For those customers that do not qualify for credit terms, we require cash in advance, a letter of credit, or a bank draft. We provide consigned inventory at the customer’s location on a limited basis.

We believe that we have a strong reputation in the marketplace not only for quality products but also for excellent customer service. Furthermore, the proximity of our manufacturing plants in relation to many of our top customers enables same-day trucking and responsive technical service. This proximity also enables our customers to manage their inventory more efficiently. Our three largest customers, Porcher Industries Group, Grace THW Group (“Grace Sub”) and JPS Composites Material Corp. accounted for approximately 17%, 11% and 10% of our consolidated net sales for 2009. A significant portion of the AGY Asia segment’s net sales was generated in 2009 from Grace Sub, a subsidiary of its predecessor owner; however, this customer’s share is expected to decrease in future years as we diversify the product lines and geographic sales of AGY Asia.

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

AGY aggressively manages its patent portfolio, both in terms of seeking patent protection for new technologies and also in pruning patents that no longer have business value. We have a patent portfolio of ten active U.S. patents and related foreign patents as well as one pending U.S. application, covering a wide spectrum from glass composition to fiber and mat process technology to sizing and binder chemistry to product design. Management does not believe the expiration of any of our patents will have a material impact on our operations or financial performance. In addition to patents, we also have know-how, especially related to manufacturing extra fine denier filaments, S-2 Glass fiber products and CFM products, which we protect as trade secrets.

Science and Technology

Our science and technology (“S&T”) organization seeks to create products and processes that exceed customer needs by understanding customer requirements, tailoring existing products to more rigorous end-user specifications as well as translating these customer needs into specifications for new products.

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

Through this process, over the last two years we have successfully introduced new products into existing as well as new applications and end-markets. In addition, we have identified a number of additional growth opportunities in applications such as ballistic protection against new threats, high-output wind-turbines, high-speed and high performance circuit boards, and thermoplastic composite reinforcement, etc.

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

There may be insignificant levels of asbestos in certain manufacturing facilities, however, we do not expect to incur costs (which are undeterminable) in the foreseeable future to remediate any such asbestos.

Suppliers

The major raw materials used in the production of glass fibers are premelted glass marbles or a range of minerals including silica and borates. We have historically purchased glass marbles from Owens Corning pursuant to an exclusive supply agreement, which was terminated in June 2008. We have now established a marble making process in the Aiken, SC facility to supply a significant portion of the raw material marbles necessary to satisfy our indirect melting processes for yarn production. In addition, we have developed a secure supply agreement with an outside supplier to fulfill the remainder of our marble demand. We believe that the cost of producing marbles in Aiken is not materially different than the cost of sourcing marbles from other sources we have identified. Silica is readily available and is provided by a number of local suppliers. Borates are sourced from a supplier in Turkey.

We use bushings, heat-resistant trays made of platinum-rhodium alloy with holes through which molten glass is extruded into filaments, as part of our manufacturing process. We now have bushing fabrication capabilities in our new alloy shop facility located in Aiken SC, though AGY US has historically used a single external supplier to fabricate bushings in order to protect confidentiality due to the proprietary nature of our bushing designs (although other sources of supply are available).

Natural gas and electricity are a significant portion of our cost of production due to the amount of energy needed to melt raw materials for manufacturing into glass fibers. Energy costs represented approximately 14% and 13% of total cost of goods sold for the years ended December 31, 2009 and 2008, respectively.

In addition, we purchase bobbins, forming tubes and other packaging materials. These materials are reusable and replaced if damaged during manufacturing or shipping.

Employees

As of December 31, 2009, we employed approximately 1,206 people throughout our operations, all of which are full-time employees.

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

In the semi-technical fiber segment, we generally compete with two or more alternate suppliers for each application. For technical fibers and continuous filament mat products, we generally compete with one to two alternate suppliers for each application. Although we are the sole supplier of S-2 Glass, we compete with companies that produce alternative products including carbon fiber and aramid fiber products that we do not offer. In addition, today other competitors are manufacturing or developing high strength glasses in an effort to compete with S-2 Glass, none of which we believe equal the performance of S-2 Glass. We compete principally on the basis of fiber performance, breadth of product offering, product quality, product innovation, customer service, price and availability. Many of our competitors are large, well-established companies with financial and other resources far in excess of ours. As a result of the foregoing factors, there can be no assurance that we will be able to compete successfully against our competitors and we may lose customers or be forced to reduce prices, which could have a material adverse effect on our business, financial condition, operating results and cash flows.

Most of our major competitors focus on high-volume commodity or semi-technical products. We focus on the supply of highly technical glass fibers to specialty niche markets. Only one of our major competitors currently targets some of the same niche markets. Additional competitors may shift their focus to the highly technical products required by these niche markets. Also, our competitors may elect to produce and supply a competing product to S-2 Glass, as the process for producing this product has been off patent since the mid-1990’s. There can be no assurance that we will be able to compete successfully against competitors that elect to move into the end-markets we currently supply and, as a result, we may lose customers or be forced to reduce prices, which could have a material adverse effect on our business, financial condition, operating results and cash flows.

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

Changes in governmental banking, monetary and fiscal policies to restore liquidity and increase credit availability may not be effective. It is difficult to determine the extent of the economic and financial market problems and the many ways in which they may affect our suppliers, customers and our business in general. Continuation or further deterioration of these financial and macroeconomic conditions could have a significant adverse effect on our business, financial condition, operating results and cash flows including as follows:

•	Some of our suppliers, customers and counterparties could face adverse liquidity issues, which could result in lower sales or in additional bad debts for the Company or non performance by supplier;

•

One or more of the financial institutions syndicated under our senior secured revolving credit facility in the US or our non-recourse financing arrangements with the Bank of Shanghai may cease to be able to fulfill their funding obligations, which could adversely impact our liquidity;

•	it may become more costly or difficult to obtain financing or refinance the Company’s debt in the future;

•	it may become more costly or difficult to lease a portion of our alloy metals in the future;

•	the Company’s assets may be impaired or subject to write down or write off.

The cyclical and uncertain nature of the end-use markets for our products could have a material adverse effect on our business, financial condition, operating results and cash flows.

Many of the end-markets for our products, including aerospace, defense, electronics and construction, are cyclical and sensitive to changes in general business conditions, industry capacity, consumer preferences, technology advances and other factors and have historically experienced downturns. We have no control over these factors and they can heavily influence our financial performance. For example, beginning in 2000, a global economic downturn and inventory correction in the electronics end-market, along with a migration of commodity heavy yarn production for the electronics end-market to Asia contributed to our filing, under prior ownership, for Chapter 11 protection on December 10, 2002.

In addition, the demand for new commercial aircraft and aerospace refurbishment activity is cyclical and any reduction could result in reduced sales for our commercial aerospace products and could reduce our profit margins. Approximately 18% of our AGY US sales for the year ended December 31, 2009 were derived from sales to the aerospace end-market. Reductions in demand for commercial aircraft, or a delay in deliveries could result from many factors, including a terrorist attack similar to that which occurred on September 11, 2001 and any subsequent military response, changes in the propensity for the general public to travel by air, the rise in the cost of aviation fuel, consolidation and liquidation of airlines and slower macroeconomic growth. A downturn in the aerospace end-market could occur at any time, and in the event of a downturn, we have no way of knowing if, when and to what extent there might be a recovery.

Further, the production level of military equipment and vehicles that has occurred in recent years may not be sustained. The production level of military equipment and vehicles depends upon the U.S. defense budget and the related demand for defense and related equipment. Advanced glass fibers may not always be the preferred reinforcement material for certain defense applications depending on threat levels and cost performance criteria. We have not been awarded certain defense contracts we had sought to obtain in 2009 and as result the defense end-market contribution to the AGY US sales declined from approximately 24% for the year ended December 31, 2008 to approximately 16% for the year ended December 31, 2009. The U.S. government prepares its budget on an annual basis under significant cost pressures and budgetary approval can be subject to the unpredictability of the political process.

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

Sales to our three largest customers represented approximately 17%, 11% and 10%, respectively, of our consolidated net sales for the year ended December 31, 2009. A significant portion of the AGY Asia segment’s net sales was generated in 2009 from Grace Sub, one of our three largest customers and a subsidiary of AGY Asia predecessor owner, however, this customer’s share is expected to decrease in future years as we diversify the product lines and geographic sales of AGY Asia. The level of purchases by our customers is often affected by events beyond their control, including general economic conditions, demand for their products, business disruptions, disruptions in deliveries, strikes and other factors. The loss or significant reduction of orders from any of our large customers could result in us having excess capacity and reduced sales if we are unable to replace that customer. As a result, our business, financial condition, operating results and cash flows could suffer.

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

Our business requires the use of bushings as part of the manufacturing process. Bushings are trays made with a heat-resistant platinum-rhodium alloy. As of December 31, 2009, platinum and rhodium together represented the largest asset on our balance sheet. Based on the mix of products that we produced and the alloy metals consumed during the year ended December 31, 2009, approximately 4.2% of alloy metals were depleted in the manufacturing process during that period. Additionally we are currently leasing a portion of the alloy metals needed to support our manufacturing operations in the United States under a new master lease three-year agreement that we entered into with DB Energy Trading LLC in October 2009, which allows AGY to enter into leases of alloy metals, up to 51,057 ounces of platinum and up to 3,308 ounces of rhodium, with terms of one to twelve months. This lease agreement is secured by a security interest in rhodium up to a value that is the lesser of 35% of the leased platinum or $24.4 million. Lease costs are determined by the quantity of metal leased, multiplied by a benchmark value of the applicable precious metal and a margin above the lease rate index. The costs of the precious metals and the related alloy lease costs are subject to market fluctuations that are beyond our control. Although we generally seek to offset the impact of rising material costs through selling price increases, future market conditions and the terms of our contracts with customers may prevent us from passing material cost increases to our customers. In addition, we may not be able to achieve manufacturing productivity gains or other cost reductions to offset the impact of cost increases. As a result, higher platinum and rhodium alloy costs as well as increases in the cost of other raw materials may have a material adverse effect on our business, financial condition, operating results and cash flows.

Our energy costs may be higher than we anticipated.

Energy costs, including electricity and natural gas, represented approximately 14% of our total cost of goods sold for the year ended December 31, 2009. Accurately predicting trends in energy costs is difficult to achieve as energy costs are, to a large extent, subject to factors beyond our control, such as political conditions in oil producing regions. If future energy costs are greater than anticipated, and we are unable to offset these cost increases with higher prices to our customers, our business, financial condition, operating results and cash flows may be materially adversely affected.

Our hedging activities to address energy price fluctuations may not be successful in offsetting increases in those costs or may reduce or eliminate the benefits of any decreases in those costs.

In order to mitigate short-term variation in our operating results due to commodity price fluctuations, we hedge a portion of our near-term exposure to the cost of natural gas. The results of our hedging practices could be positive, neutral or negative in any period depending on price changes of the hedged exposures.

Our hedging activities are not designed to mitigate long-term commodity price fluctuations and, therefore, will not protect us from long-term commodity price increases. In addition, in the future our hedging positions may not correlate to our actual energy costs, which would cause acceleration in the recognition of unrealized gains and losses on our hedging positions in our operating results.

Labor disputes or increased labor costs could have a material adverse effect on our business, financial condition, operating results and cash flows.

Production, maintenance, warehouse and shipping employees at our Aiken, South Carolina manufacturing facility are represented by the Teamsters union. We renegotiated the labor agreement with the Teamsters union in the fourth quarter of 2006, reaching a three-and-one-half year agreement with our Aiken employees, which expires on May 1, 2010. We are beginning re-negotiations with the Teamsters, but there is no assurance that a positive outcome for the Company will result. The warehouse and shipping employees at our Huntingdon, Pennsylvania manufacturing facility are represented by the UNITE union. A new two-year labor agreement was negotiated with our Huntingdon employees in October 2009. Our failure to offset increases in labor costs with continued efficiency gains and cost reduction, or any significant work stoppage in the future could have a material adverse effect on our business, financial condition, operating results and cash flows.

Our inability to obtain certain necessary raw materials and key components could disrupt the manufacture of our products.

Certain raw materials, including glass marbles and a range of minerals including silica and borates, and other key components necessary for the manufacture of our products, are obtained from a limited group of, or occasionally single, suppliers. If we are unable to procure necessary raw materials and key components from our suppliers, we may not have readily available alternatives. As a result, our ability to manufacture products could be disrupted, and our business, financial condition, operating results and cash flows may be materially adversely affected.

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

In addition, as an owner and operator of real estate, we may be responsible under environmental laws and regulations for the investigation, remediation and monitoring, as well as associated costs, expenses and third-party damages, including tort liability and natural resource damages, relating to past or present releases of hazardous substances on or from our properties. Liability under these laws may be imposed without regard to whether we knew of or were responsible for the presence of those substances on our property, may be joint and several, meaning that the entire liability may be imposed on each party without regard to contribution, and retroactive and may not be limited to the value of the property. In addition, we or others may discover new material environmental liabilities, including liabilities related to third-party owned properties that we or our predecessors formerly owned or operated, or at which we or our predecessors have disposed of, or arranged for the disposal of, certain materials. We may be involved in administrative or judicial proceedings and inquiries in the future relating to such environmental matters which could have a material adverse effect on our business, financial condition, operating results and cash flows.

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

As a result of a global economic downturn, which was prevalent through 2009, lower inventory levels held by several of our customers, and the conclusion of some defense programs, we experienced in 2009 a sharp decline in sales and in profitability resulting in the write off of the goodwill associated with our AGY US segment.

We cannot assure you that we will operate profitably in the future. In addition, we may experience significant quarter-to-quarter variations in operating results and cash flows.

If we are unable to successfully identify acquisitions and/or to integrate newly acquired businesses into our operations on a timely basis, our business, financial condition, operating results and cash flows could be materially adversely affected.

We may seek to identify and complete acquisitions that meet our strategic and financial return criteria. However, there can be no assurance that we will be able to locate suitable candidates or acquire them on acceptable terms or, because of limitations imposed by the agreements governing our indebtedness, that we will be able to finance future acquisitions. Integrating newly acquired businesses into our operations involve special risks, including, without limitation, the potential assumption of unanticipated liabilities and contingencies, difficulty in assimilating the operations and personnel of the acquired businesses, disruption of our existing business, dissipation of our limited management resources and impairment of relationships with employees and customers of the acquired business as a result of changes in ownership and management. While we believe that strategic acquisitions can improve our competitiveness and profitability, these activities could have a material adverse effect on our business, financial condition, operating results and cash flows.

If we are unable to successfully implement our cost reduction initiatives, our business, financial condition, operating results and cash flows could be materially adversely affected.

We are focused on cost reduction initiatives that relate to the optimization of our manufacturing footprint, as well as efficiency, throughput and process technology developments. Efficiency initiatives include managing assets to reduce lost machine time and focusing on quality assurance. Throughput initiatives involve reducing the frequency and duration of filament breaks, minimizing retooling duration and optimizing fiber manufacturing performance. Process technology developments involve lowering energy costs and capital intensity, reducing the need for platinum and rhodium alloy and developing the ability to quickly change glass compositions. We may be unable to successfully implement our cost reduction initiatives within expected time frames, which could have a material adverse effect on our business, financial condition, operating results and cash flows.

Our operations require substantial capital, leading to high levels of fixed costs that will be incurred regardless of our level of business activity.

Our businesses are capital intensive, and regularly require capital expenditures to expand operations, maintain equipment, increase operating efficiency and comply with environmental laws, leading to high fixed costs, including depreciation expense. We are limited in our ability to reduce fixed costs quickly in response to reduced demand for our products and these fixed costs may not be fully absorbed, resulting in higher average unit costs and lower gross margins if we are not able to offset this higher unit cost with price increases. Alternatively, we may be limited in our ability to quickly respond to unanticipated increased demand for our products, which could result in an inability to satisfy demand for our products and loss of market share.

A significant disruption or disaster at one of our three manufacturing facilities could have a material adverse effect on our business, financial condition, operating results and cash flows.

We own and operate three manufacturing facilities located in Aiken, South Carolina, Huntingdon, Pennsylvania and Shanghai, China. Each facility contains complex and sophisticated machines that are used in the respective manufacturing processes. Each manufacturing process could be affected by operational problems that could impair our production capability. Disruptions or shut downs at our facilities could be caused by:

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

We are dependent upon the continued safe operation of these manufacturing facilities. Physical damage at any facility, such as damage caused by fires, floods, earthquakes or other catastrophic disasters, may also disrupt the manufacturing process and/or cause a facility shut down. Such damage may not be covered by, or may be in excess of, our industry standard insurance coverage. Any prolonged or permanent disruption in operations at our facilities could cause significant lost production, which would have a material adverse effect on our business, financial condition, operating results and cash flows.

Exposure to interest rate and foreign currency exchange rate volatility could increase our financing costs.

We require both short-term and long-term financing to fund our operations, including capital expenditures. Changes in the capital markets or our credit rating could affect the cost or availability of financing. In addition, we are exposed to changes in interest rates with respect to floating rate debt and in determining the interest rate of any new debt issues. Changes in the capital markets or prevailing interest rates can increase or decrease the cost or availability of financing. In addition, because the sales of our AGY Asia subsidiary are denominated primarily in the U.S. dollar, while its costs are primarily denominated in local currency, the Chinese renminbi (“RMB”) and because a significant percentage of our sales, approximately 36% for the year ended December 31, 2009, are to customers in foreign countries, we may be adversely affected by unfavorable fluctuations in foreign currency exchange rates.

We conduct a significant amount of our sales activities outside of the U.S., which subjects us to additional business risks that may cause our profitability to decline.

Because we operate and sell our products in a number of foreign countries, we are subject to risks associated with doing business internationally. Sales outside of the United States accounted for approximately 36% of our total sales for the year ended

December 31, 2009, and will continue to account for a material portion of our sales for the foreseeable future. We may continue to pursue international growth opportunities, which could increase our exposure to risks associated with international sales and operations.

Our international operations are, and will continue to be subject to numerous risks, including:

•	unfavorable fluctuations in foreign currency exchange rates;

•	adverse changes in foreign tax, legal and regulatory requirements;

•	trade protection measures and import or export licensing requirements;

•	difficulty in protecting intellectual property;

•	differing labor regulations;

•	difficulty of enforcing agreements and collecting receivables through some foreign legal systems;

•	foreign customers may have longer payment cycles than customers in the U.S.;

•	political and economic instability; or

•	acts of hostility, terror or war.

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

On April 7, 2006, all of the outstanding stock of AGY was acquired by Holdings, which we refer to in this Annual Report as the Acquisition. Investment funds associated with Kohlberg & Company, L.L.C. (our “Sponsor”), control us through their ownership of substantially all of the equity of Holdings. As a result, our Sponsor, which controls substantially all of the voting power of Holdings, is able to control the voting power with respect to all matters and has significant influence on our overall operations and strategy. The interests of Holdings, our Sponsor or any of their affiliates may not in all cases coincide with the interests of other holders of our securities, including our 11% senior second lien notes due 2014 (the “Notes”). To the extent that conflicts of interest arise, Holdings, our Sponsor or any of their affiliates may resolve those conflicts in a manner adverse to us or to other holders of our securities. For example, our Sponsor and its affiliates could cause us to make acquisitions that increase the amount of the indebtedness that is secured or sell revenue-generating assets, impairing our ability to make payments under our securities. Additionally, our Sponsor and its affiliates are in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete directly or indirectly with us. Accordingly, our Sponsor and its affiliates may also pursue acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities may not be available to us. In addition, our Sponsor and its affiliates may have an interest in pursuing acquisitions, divestitures and other transactions that, in their judgment, could enhance their equity investment, even though such transactions might involve risks to other holders of our securities.

Our significant indebtedness and the restrictive covenants under the indenture governing our Notes could affect our financial health and may limit our ability to expand or pursue our business strategy.

We have a significant amount of debt. At December 31, 2009, excluding the indebtedness related to AGY Asia, which is non recourse to AGY or any other domestic subsidiary of AGY, our total debt was $191.3 million (consisting of $19.3 million of senior secured borrowings and $172.0 million of the Notes) and we had approximately $18.5 million of additional secured borrowing capacity under our senior secured revolving credit facility for our North America operations. Our level of indebtedness could:

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

There can be no assurance that our leverage and such restrictions will not adversely affect our ability to finance our future operations or capital needs or to engage in other business activities. In addition, our ability to pay principal and interest on our indebtedness and to satisfy our other debt obligations will depend upon our future operating performance, which will be affected by prevailing economic conditions and financial, business and other factors, certain of which are beyond our control.

We may be unable to refinance our working capital loan for our Asian subsidiary.

The working capital loan in the aggregate amount of approximately $11.7 million that AGY Asia entered into in July 2009 matures in June 2010. If AGY Asia is unable to obtain an extension of the commitment or refinance the loan prior to maturity, or if the commitment amount of any refinancing should be decreased, AGY Asia’s ability to finance its current operations and meet its short-term and long-term obligations could be adversely affected.

We may be unable to finance the consideration to be paid pursuant to the put/call agreement for the 30% noncontrolling interest in AGY Asia, which would trigger an event of default under our financing agreements.

In connection with the acquisition of a 70% controlling interest in AGY Asia, we entered into an option agreement with Grace pursuant to which Grace granted us a call option, and we granted Grace a put option, in respect of the 30% interest held by Grace in AGY Asia. Grace can exercise the put option after the one-year anniversary of the execution of the AGY Asia acquisition on June 10, 2009 at a stipulated multiple of earnings before interest, taxes, depreciation and amortization.

We believe that either the call option or the put option will be exercised in 2011, and we intend, but cannot guarantee that we will be able to finance the consideration to be paid pursuant to this agreement through the sale of additional equity to our Sponsor or through other sources of capital.

If AGY were to default in satisfying the put obligation it would be an event of default under AGY’s senior secured revolving credit agreement. Further, we are required pursuant to the revolving credit agreement to have excess availability under the revolver of at least $10.0 million for 60 days prior to consummation of the put option and $12.5 million immediately after consummation. Failure to consummate the put obligation as required, or failure to have sufficient excess availability at consummation of the put option would trigger an event of default under the revolving credit agreement. An event of default, if not cured or waived, under our revolving credit facility could result in the acceleration of all of our debt thereunder. Additionally, since there are cross-default provisions in our Notes indenture and our Deutsche Bank alloy lease agreement, such failure could trigger defaults under those agreements, as well. There can be no assurance that we will have the required excess availability or that our Sponsor will contribute additional equity to enable us to consummate the put obligation.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

We are headquartered in Aiken, South Carolina and have three primary manufacturing facilities in two states within the U.S. and one in China. The following table outlines the location, type of facility and business segment of our administrative and manufacturing facilities, along with whether we own or lease each, as of December 31, 2009:

Name and Type of Facility	City	State/ Country	Owned/ Leased	Business Segment
U.S.
Aiken worldwide corporate headquarters and manufacturing plant	Aiken	SC	Owned	AGY US
Huntingdon manufacturing plant	Huntingdon	PA	Owned	AGY US

Foreign
Lyon sales office	Lyon	France	Leased	AGY US
Shanghai, administrative office and manufacturing plant	Shanghai	China	Owned	AGY Asia
Hong Kong administrative and sales office	Hong Kong	China	Leased	AGY Asia

All owned property in the U.S. is subject to a security interest under our AGY US senior secured revolving credit agreement and our Notes. The owned property in Shanghai is subject to a security interest under our AGY Asia term loan agreement. We believe that our existing properties are in good condition and are suitable for the conduct of our business.

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

The following table sets forth certain selected historical condensed consolidated financial information derived from our audited financial statements for the five-year period ended December 31, 2009 at the dates and for the periods indicated. Financial information prior to the April 7, 2006 Acquisition is labeled as “Predecessor” and financial information as of April 7, 2006 and subsequent thereto is labeled as “Successor.”

The selected historical financial information should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and the accompanying notes thereto included in Item 8, “Financial Statements and Supplementary Data,” which are included elsewhere in this Annual Report on Form 10-K. Historical results are not necessarily indicative of results to be expected for future periods. All amounts are presented in thousands.

	AGY Holding Corp.
	PREDECESSOR		SUCCESSOR
	Year Ended December 31, 2005	January 1, 2006 to April 6, 2006	April 7, 2006 to December 31, 2006	Year Ended December 31, 2007	Year Ended December 31, 2008	Year Ended December 31, 2009
Statement of operations data:
Net sales (1)	$160,596	$45,796	$124,755	$184,371	$236,487	$153,852
Cost of goods sold	125,866	39,217	102,734	146,468	190,154	156,512

Gross profit (loss)	34,730	6,579	22,021	37,903	46,333	(2,660)
Selling, general and administrative expenses	19,299	24,196	9,202	17,439	20,237	15,963
Restructuring charges	—	—	—	—	—	789
Amortization of intangible assets	1,888	511	1,509	1,676	1,858	1,003
Goodwill impairment charge	—	—	—	—	—	84,992
Other operating income (expense), net	(21)	8	1,996	204	208	(791)

Operating income (loss)	13,522	(18,120)	13,306	18,992	24,446	(106,198)
Other income (expense), net	157	193	(16)	151	79	328
Interest expense	(9,103)	(2,266)	(13,569)	(20,119)	(23,086)	(22,235)
Gain on bargain purchase	—	—	—	—	—	20,376
Gain (loss) on early extinguishment of debt	—	—	(5,702)	—	—	1,138

Income (loss) from continuing operations before income taxes	4,576	(20,193)	(5,981)	(976)	1,439	(106,591)
Income tax expense (benefit)	1,522	(7,584)	(2,413)	(334)	1,269	(13,079)

Net income (loss)	3,054	(12,609)	(3,568)	(642)	170	(93,512)
Less: Net loss attributable to the noncontrolling interest	—	—	—	—	—	(1,119)

Net income (loss) attributable to AGY Holding Corp.	$3,054	$(12,609)	$(3,568)	$(642)	$170	$(92,393)

	AGY Holding Corp.
	PREDECESSOR		SUCCESSOR
	Year Ended December 31, 2005	January 1, 2006 to April 6, 2006	April 7, 2006 to December 31, 2006	Year Ended December 31, 2007	Year Ended December 31, 2008	Year Ended December 31, 2009
Balance sheet data (at period end):
Working capital (2)	$34,064	$31,169	$34,476	$34,535	$36,921	$15,274
Property, plant and equipment, net	92,815	90,678	163,419	163,054	178,880	249,096
Cash and cash equivalents	2,778	3,833	1,580	5,204	4,760	3,439
Total assets	173,006	167,546	336,220	342,150	355,487	330,866
Total debt, including capital leases	90,275	89,322	177,190	176,246	191,400	232,469
Shareholder’s equity	34,871	39,281	95,373	96,040	98,305	25,511
Other financial data:
Cash interest expense	8,884	2,100	9,380	20,645	22,357	21,381
Depreciation and amortization.	12,207	3,139	13,132	12,634	12,702	13,611
Alloy depletion, net of recoveries	3,603	996	4,601	6,960	12,373	6,733
Capital expenditures, net (3)	5,415	1,487	8,199	14,092	39,272	(2,590)
Cash flows provided by (used in) operating activities	24,324	3,643	23,554	25,964	22,575	(11,146)
Cash flows (used in) investing activities (3)	(5,415)	(1,487)	(283,753)	(21,347)	(38,092)	(2,507)
Cash flows (used in) provided by financing activities (5)	(20,641)	(976)	261,640	(988)	15,054	12,283
Ratio of (deficiency in) earnings to fixed charges (5)	1.5x	—	0.6x	1.0x	1.1x	—

(1)	Net sales reflects the reduction associated with the Porcher Equity Incentive whereby sales have been reduced by $3,885 and $1,615 for the year ended December 31, 2005 and the period from January 1, 2006 to April 6, 2006, respectively. The Porcher equity incentive related to a supply agreement that was effective from April 2, 2004 to May 1, 2006. Since then, the parties agreed to continue their commercial relationship through an amended and restated supply agreement, which does not contain an equity incentive.
(2)	We define working capital as our current assets (excluding unrestricted cash) minus our current liabilities, which includes the current portion of long-term debt and accrued interest thereon.
(3)	Capital expenditures are presented net of proceeds of sales of assets, which were $264, $1,326 and $15,939 for the year ended December 31, 2007, 2008 and 2009, respectively and related primarily to excess alloy sales in 2008 and 2009.
(4)	Investing activities include in 2009 a $18,200 payment for the 70% controlling interest in AGY Asia, net of cash acquired, which was funded by a $20,000 capital contribution from the Company’s equity sponsor recorded in financing activities.
(5)	The deficiency for the period from January 1, 2006 to April 6, 2006 was $20,193. The deficiency for the period from April 7, 2006 to December 31, 2006 was $5,981. The deficiency for the year-ended December 31, 2009 was $106,591.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion of our financial condition and results of operations with “Selected Financial Data” and the audited historical Consolidated Financial Statements and related notes included elsewhere in this Annual Report. This discussion contains forward-looking statements about our markets, the demand for our products and services and our future results. We based these statements on assumptions that we consider reasonable. Actual results may differ materially from those suggested by our forward-looking statements for various reasons including those discussed in the “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” sections of this Annual Report. Those sections expressly qualify all subsequent oral and written forward-looking statements attributable to us or persons acting on our behalf. We do not have any intention or obligation to update forward-looking statements included in this Annual Report.

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

Since the acquisition of AGY Asia on June 10, 2009 as discussed further below, the Company has two reportable segments, each a separate operating segment. The AGY US segment includes the U.S. manufacturing operations and its sale of advanced glass fibers that are used worldwide as reinforcing materials in numerous high-value applications and end-markets through AGY, its wholly owned domestic and French subsidiaries. The AGY Asia segment includes the manufacturing operations of the Company’s 70% controlling ownership of AGY Hong Kong Limited and its sale of advanced glass fibers that are used primarily in the Asian electronics markets. The Company’s operating segments are managed separately based on differences in their manufacturing and technology capabilities, products and services and their end-markets as well as their distinct financing agreements.

We believe we are making progress in connection with our strategies to improve operating efficiency, to expand our product offerings, our markets, and our customer base and to effectively manage our liquidity. We believe that the acquisition of AGY Asia contributes to the geographic expansion of our key businesses and the optimization of our manufacturing footprint and will accelerate growth in certain of our key end-markets. However, in the current economic environment, during most of 2009, we experienced soft demand across most of our markets and a decrease in inventory levels held by many our customers. Our business has recently shown some signs of recovery, particularly in Asia but we do not anticipate that we will see significant improvements in demand in the markets we serve in 2010 compared to the fourth quarter of 2009 based on current economic forecasts. Additionally, the timing of several defense related program awards is uncertain at this time. As a result of these uncertainties, we continue to focus on the further optimization of our manufacturing footprint and other cost reduction initiatives, free cash flow generation and maintaining adequate liquidity necessary for our operations.

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

Management is responsible for the fair presentation of the accompanying Consolidated Financial Statements, prepared in accordance with GAAP, and has full responsibility for their integrity and accuracy. In the opinion of management, the accompanying Consolidated Financial Statements contain all adjustments necessary to present fairly our consolidated balance sheet, statement of operations, statement of cash flows and statement of changes in shareholder’s equity for all periods presented.

Impact of the Acquisition as of April 7, 2006

On April 7, 2006, our Company was acquired by Holdings pursuant to the terms of an agreement of merger dated February 23, 2006 (the “Acquisition”). In the Acquisition, all issued and outstanding shares of our common stock were converted into the right to receive cash. Total merger consideration was approximately $271 million (approximately $275.5 million including acquisition related costs and adjustments).

As a result of the Acquisition, Holdings was required to apply purchase accounting to its financial statements. As a result Holdings allocated the purchase price to the assets acquired and liabilities assumed based on their estimated fair values at the date of the acquisition. Accordingly, our assets and liabilities have been recorded at their fair value as of April 7, 2006. All of the purchase accounting adjustments at Holdings have been pushed down to the financial statements of the Company. Our consolidated balance sheet and related information at December 31, 2009 reflect final purchase accounting adjustments. The excess of the total purchase price over the fair value of our tangible and identifiable intangible assets of approximately $85 million was allocated to goodwill, which was written off during 2009 as a result of lower than expected operating profit and cash flows and short-to-mid-term business outlook associated with the global economic environment, which triggered the reassessment of the recoverability of this goodwill. We also increased our aggregate outstanding indebtedness. Accordingly, interest expense is significantly higher in successor periods following the Acquisition than in predecessor periods prior to the Acquisition.

Impact of the Refinancing as of October 25, 2006

In October 2006, we repaid all outstanding borrowings under the initial $210 million senior credit facility that was put in place as of the Acquisition and refinanced our indebtedness through a new $40 million senior secured revolving credit facility, the issuance of $175 million in aggregate principal amount of 11% senior second lien notes due 2014 and our cash on hand (the “Refinancing”).

As a result of the Refinancing, we wrote off the corresponding previously deferred financing costs. We also incurred early termination fees, and in total approximately $5.7 million of early termination costs were expensed and have been recorded as “Early Extinguishment of Debt” in the successor 2006 consolidated statements of operations.

2007 Continuous Filament Mat business Business Combination

In October 2007, the Company acquired the North American Continuous Filament Mat business (“CFM”) of Owens Corning North America (“OC”) for an initial price of approximately $7.3 million (including acquisition-related costs of $0.8 million). The acquired assets included certain inventories and equipment located in AGY’s Huntingdon, PA facility and marble furnace assets located in Anderson, SC (which supplied the Huntingdon, PA facility with glass fiber marbles used in the production of CFM and in the marble melt production of glass yarn). The Anderson marble furnace was operated by OC under a manufacturing services agreement, and the Anderson land and building were leased from OC. Subsequently, under the terms of the acquisition agreement, OC paid AGY $2.3 million in July 2008 as a result of the termination of the Anderson, SC land and building lease and of AGY vacating the premises in June 2008. The amount paid to the Company by OC reduced the CFM acquisition cost, first eliminating the goodwill and then reducing the value of the acquired property, plant, and equipment.

The details of this business combination, accounted for under the purchase method of accounting, the allocation of the purchase price and the impact of CFM, which has been included in our Consolidated Financial Statements since its October 26, 2007 acquisition, are presented in Note 3 to the accompanying Consolidated Financial Statements for the year ended December 31, 2009. The CFM business is operated and managed as part of the AGY US segment.

Anderson contract termination costs

During April 2008, the furnace at the Anderson facility had a premature failure that resulted in a permanent shutdown of the furnace. As a consequence, the Company was obligated to pay $0.6 million for the facility lease expenses and the manufacturing service costs related to labor and other fixed expenses incurred by OC from the date of the furnace shutdown to June 30, 2008, the effective date of the termination of all the Anderson related agreements (as discussed above), without economic benefit to the Company.

We recorded these costs as contract termination costs netted in “other operating income”, under the guidance of Accounting Standards Codification (“ASC”) 420. We paid in full the balance due for such contract termination costs to OC during the third quarter of 2008.

2009 Chinese Business Combination

On June 10, 2009, pursuant to the terms of the Sale and Purchase Agreement dated March 12, 2009, by and among AGY Cayman, Grace Technology Investment Co., Ltd., and Grace THW Holding Limited (together, “Grace”), AGY Cayman, a company incorporated in the Cayman Islands and a wholly-owned subsidiary of the Company, completed its acquisition of 70% of the outstanding shares of Main Union Industrial Ltd. (renamed AGY Hong Kong Ltd.), a company incorporated in the People’s Republic of China (“PRC” or “China”) and previously a wholly-owned subsidiary of Grace Technology Investment Co., Ltd., a company incorporated in the British Virgin Islands and a wholly-owned subsidiary of Grace THW Holding Limited. AGY Hong Kong Ltd. owns 100% controlling interest in Shanghai Grace Technology Co., Ltd. (renamed AGY Shanghai Technology Co., Ltd.), a company incorporated in China, which is also a glassfiber yarns manufacturer. The acquired business is operated and managed as part of the AGY Asia segment and expands AGY’s geographic, manufacturing, and servicing capabilities in the Asia-Pacific region relative to the electronics and industrial end-markets.

The Company paid $20 million in cash for a 70% controlling interest in Main Union Industrial Ltd. and its subsidiaries (“AGY Asia”) and financed this consideration through the investment of additional equity by the Company’s private equity sponsors.

The details of this business combination, accounted for under the purchase method of accounting, the allocation of the purchase price that resulted in the recognition of a $20.4 million of gain on bargain purchase and the impact of AGY Asia, which has been included in our Consolidated Financial Statements since its June 10, 2009 acquisition, and the related put/call option agreement in respect of the 30% noncontrolling interest are presented in Note 3 to the accompanying Consolidated Financial Statements for the year ended December 31, 2009.

CRITICAL ACCOUNTING POLICIES

Our Consolidated Financial Statements have been prepared in accordance with GAAP. In preparing our financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses included in the financial statements. Estimates are based on historical experience and other information then currently available, the results of which form the basis of such estimates. While we believe our estimation processes are reasonable, actual results could differ from our estimates. The following describes the estimates considered most critical to our operating performance and involve the most subjective and complex assumptions and assessments.

Revenue recognition. We recognize revenue when title and risk of loss pass to the customer. Most of our revenues are recognized upon shipment to customers or upon usage notification for customers on consignment. Provisions for discounts and rebates to customers, returns and other adjustments are provided in the same period that the related sales are recorded and are based on historical experience, current conditions and contractual obligations, as applicable. We perform ongoing credit evaluations of our customers’ financial condition and establish an allowance for losses on trade receivables based upon factors surrounding the credit risk of specific customers, historical trends and other information.

Alloy metals. Alloy metals are the primary component of the heat-resistant, glass-forming bushings in our glass-melting furnaces. Molten glass is passed through the bushings to form glass filaments. In addition, alloy metals are an integral part of our installed glass-melting furnaces and therefore are classified as property, plant and equipment on the balance sheet. During the manufacturing process, a small portion of the alloy metal is physically consumed. The portion of the alloy metal physically consumed is measured at the time a bushing is reconditioned and is charged to income. This expense is recorded net of the metal that is recovered periodically after some special treatment. The amount of metal loss and the service life of the bushings are dependent upon a number of factors, including the type of furnace and the product being produced. Our alloy depletion expense net of the recoveries is disclosed in “Selected Financial Data” and as a component of “Cost of Good Sold” in the Consolidated Financial Statements.

Goodwill and intangible assets with indefinite lives. We account for goodwill and other intangible assets in accordance with the provisions of ASC 350. Goodwill and intangible assets with indefinite lives are not amortized, but instead are subject to annual impairment testing conducted each year as of October 31. The goodwill asset impairment test involves comparing the fair value of a reporting unit to its carrying amount. If the carrying amount of a reporting unit exceeds its fair value, a second step comparing the implied fair value of the reporting unit’s goodwill to the carrying amount of that goodwill is required to measure the potential goodwill impairment loss. Interim tests may be required if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. As defined in ASC 350-20-35, a reporting unit is an operating segment, or one level below an operating segment. Until our Chinese business combination in June 2009, we determined that we operated as one operating segment and one reporting unit. Since our Chinese business combination in June 2009, we determined that our Company operates as two reportable units consisting of AGY US and AGY Asia, each a separate operating segment, as discussed in the Segment Information footnote to the Consolidated Financial Statements. As there are no reporting units below the operating segment level, the reportable units are the level at which the Company tests for goodwill impairment.

All of our goodwill and other intangible assets with indefinite lives relate to AGY US, and accordingly, the test for impairment is based on the fair value of the AGY US reporting unit. To determine the estimated fair value of the reportable segment, the Company, with the assistance of a third-party specialist, uses both a market valuation and income valuation approach. The market valuation approach uses prices and other relevant information generated by market transactions involving comparable businesses. The income valuation approach uses valuation techniques such as discounted future cash flows analysis. Specific assumptions are updated at the date of each test to consider current industry and Company-specific performance and risk factors from the perspective of a market participant. While the Company believes it has made reasonable estimates and assumptions to calculate the fair value of the reporting unit, it is possible a material change could occur.

As discussed in Note 7 to the accompanying Consolidated Financial Statements for the year ended December 31, 2009, lower than expected operating profit and cash flows and short-to-mid-term business outlook associated with the global economic environment triggered management to reassess during the second quarter of 2009 the recoverability of the goodwill associated with the AGY US segment. Accordingly, we concluded that as of June 30, 2009, the goodwill associated with the AGY US segment was partially impaired and we recognized a non-cash, pre-tax goodwill impairment charge of $44.5 million, classified as a charge against “loss from operations” in the second quarter of 2009.

We performed our annual impairment testing of goodwill during the fourth quarter of 2009 after the annual budgeting process. Future earnings and cash flows projections for the next two years were revised to reflect among other assumptions, the continuation of the generally weak global economic conditions that were prevalent through 2009 and the expectation of only modest improvement in 2010 compared to the fourth quarter of 2009 in the primary markets we serve. We concluded from this review with the assistance of independent third-party valuation specialists that as of October 31, 2009 the goodwill associated with the AGY US segment was fully impaired and we recognized an additional non-cash, pre-tax goodwill impairment charge of $40.5 million, classified as a charge against “loss from operations” in the fourth quarter of 2009.

Our intangibles with indefinite lives (trademarks) are subject to at least annual impairment testing, which compares their fair value with their carrying amount. The results of these assessments did not indicate any impairment to these intangible assets for the years presented. As of December 31, 2009 the fair value of the trademarks exceeded their carrying value by 6%.

We continually monitor and evaluate current business performance and our business outlook in determining whether there are events or circumstances requiring us to re-evaluate intangible assets with indefinite lives for impairment. Significant changes in demand levels within the Company’s respective markets, changes in production costs including raw materials, metal alloy, energy and direct labor, may have a material impact on the results of future valuations, and if adverse, could cause us to recognize additional impairment.

Impairment of long-lived assets, including definite-lived intangible assets. Pursuant to ASC 360-10, we evaluate our long-lived assets, including our tangible assets consisting of property plant, and equipment, and alloy metals (which are an integral part of our installed glass-melting furnaces) and our definite-lived intangible assets, for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. A significant decrease in the spot market price of alloy precious metals is one of the factors we consider in determining the need to test this asset group for recoverability. However, we also take into account that the market price of the precious metals may be volatile over short periods of time. Accordingly, changes in the market price of alloy precious metals may not trigger impairment assessment because such changes may not significantly impact future cash flows expected from the use of the alloy metals on an ongoing basis.

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

As a result of the first step of the annual goodwill impairment evaluation on October 31, 2009 for the AGY US reporting segment, we tested for impairment the remaining long-lived assets of this reporting segment. Based on our analysis, the total estimated cash flows of the long-lived assets group exceeded substantially its carrying value, and no impairment charge was recognized in 2009.

Income taxes. We account for income taxes under the asset and liability method approach under ASC 740. Deferred income tax assets and liabilities reflect tax net operating loss and credit carry-forwards and the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. Deferred tax assets require a valuation allowance when it is more likely than not, based on the evaluation of positive and negative evidence, that some portion of the deferred tax assets may not be realized. When events and circumstances so dictate, we evaluate whether our deferred tax assets are realizable and the need for a valuation allowance considering objective evidence such as reversal of our existing deferred tax liabilities, and forecasts of future taxable income. On January 1, 2007, we adopted the new standard that specified the accounting for uncertainty in income taxes, which requires that uncertain tax positions be sustainable under regulatory review by tax authorities assumed to have all relevant information at a more likely than not level based upon its technical merits before any benefit can be recognized.

We consider our foreign earnings in AGY Europe SARL and in AGY Asia to be permanently invested and, accordingly, we did not provide for U.S. income taxes on the undistributed earnings of our foreign subsidiaries.

Pension and Other Postretirement benefits. As discussed in Note 13 to the accompanying Consolidated Financial Statements for the year ended December 31, 2009, we have a reimbursement obligation to OC under OC’s defined benefit pension plan covering certain of our employees. We also have a postretirement benefit plan that covers substantially all of our domestic employees. Accounting for pensions and other postretirement benefits involves estimating the cost of benefits to be provided well into the future and attributing that cost over the time period each employee works. To accomplish this, we make extensive use of assumptions about discount rates, inflation, mortality, turnover and medical costs.

RESULTS OF OPERATIONS

The following tables illustrate our results of operations in dollars and as a percentage of net sales for the years ended December 31, 2009, 2008 and 2007 (dollars in thousands):

	Year Ended December 31,
	2009	2008	2007
Net Sales
AGY US	$141,058	$236,487	$184,371
AGY Asia	12,983	—	—

	154,041	236,487	184,371
Intersegment sales	(189)	—	—

Total Net sales	153,852	236,487	184,371
Cost of goods sold	156,512	190,154	146,468

Gross profit (loss)	(2,660)	46,333	37,903
Selling, general and administrative expenses	15,963	20,237	17,439
Restructuring charges	789	—	—
Amortization of intangible assets	1,003	1,858	1,676
Goodwill impairment charge	84,992	—	—
Other operating (expense) income, net	(791)	208	204

Income (loss) from the operations	(106,198)	24,446	18,992
Gain on bargain purchase	20,376	—	—
Other non-operating income, net	1,466	79	151
Interest expense	(22,235)	(23,086)	(20,119)

Income (loss) before income taxes	(106,591)	1,439	(976)
Income tax benefit (expense)	13,079	(1,269)	334

Net (loss) income	(93,512)	170	(642)
Less: Net loss attributable to noncontrolling interest	(1,119)	—	—

Net (loss) income attributable to AGY Holding Corp.	$(92,393)	$170	$(642)

Net Sales
AGY US	91.7%	100.0%	100.0%
AGY Asia	8.4	—	—

	100.1	100.0	100.0
Intersegment sales	(0.1)	—	—

Total Net sales	100.0	100.0	100.0
Cost of goods sold	101.7	80.4	79.4

Gross profit	(1.7)	19.6	20.6
Selling, general and administrative expenses	10.4	8.6	9.5
Restructuring charges	0.5	—	—
Amortization of intangible assets	0.7	0.8	0.9
Goodwill impairment charge	55.2	—	—
Other operating (expense) income, net	(0.5)	0.1	0.1

Income (loss) from the operations	(69.0)	10.3	10.3
Gain on bargain purchase	(13.2)	—	—
Other non-operating income (expense), net	(1.0)	0.1	0.1
Interest expense	14.5	(9.8)	(10.9)

Income (loss) before income taxes	(69.3)	0.6	(0.5)
Income tax benefit	8.5	(0.5)	0.2

Net (loss) income	(60.8)	0.1	(0.3)
Less: Net loss attributable to noncontrolling interest	(0.7)	—	—

Net (loss) income attributable to AGY Holding Corp.	(60.1)	0.1	(0.3)

As further discussed below, we use EBITDA and Adjusted EBITDA, which are non-GAAP financial measures, to measure our financial performance.

EBITDA and Adjusted EBITDA (which are defined below) are reconciled from net income (loss) determined under GAAP as follows (dollars in thousands):

	Year Ended December 31,
	2009	2008	2007
Statement of operations data:
Net income (loss)	$(93,512)	$170	$(642)
Interest expense	22,235	23,086	20,119
Income tax expense (benefit)	(13,079)	1,269	(334)
Depreciation and amortization	13,611	12,702	12,634

EBITDA	$(70,745)	$37,227	$31,777

	Year Ended December 31,
	2009	2008	2007
EBITDA	$(70,745)	$37,227	$31,777
Adjustments to EBITDA:
Non-cash purchase accounting inventory adjustment (a)	—	—	561
Alloy depletion charge, net (b)	6,733	12,373	7,130
Non-cash compensation charges (c)	415	1,627	1,300
Acquisition- related costs expensed in accordance with ASC 805 (d)	2,544	—	—
Gain on early extinguishment of debt (e)	(1,138)	—	—
Restructuring charges (f)	789	—	—
Cost associated with the exit of the Anderson facility (g)	—	640	—
Management fees (h)	750	750	750
Goodwill impairment charge (i)	84,992	—	—
Gain on bargain purchase (j)	(20,376)	—	—
Union signing bonus (k)	—	—	324
Disposition of assets (gain) and others (l)	(1,191)	(816)	(195)

Adjusted EBITDA	2,773	51,801	41,647
Less: Adjusted EBITDA attributable to the noncontrolling interest	317	—	—

Adjusted EBITDA attributable to AGY Holding Corp	$2,456	$51,801	$41,647

	Year Ended December 31,
	2009	2008	2007
Adjusted EBITDA attributable to AGY Holding Corp. segment breakdown
AGY US and Corporate	1,716	51,801	41,647
AGY Asia	740	—	—

	$2,456	$51,801	$41,647

(a)	Reflects increased cost of goods sold resulting from the write-up of inventory to fair market value in connection with the application of purchase accounting as a result of the Acquisition in 2006 and of the acquisition of Continuous Filament Mat (CFM) business in 2007.
(b)	We purchase or lease alloy metals that are used in our manufacturing process. During the manufacturing process a small portion of the alloy metal is physically consumed. When the metal is actually consumed we recognize a non-cash charge. This expense is recorded net of the amount of metal that can be recovered after some specific treatment and net of charges associated which such recovery treatment.

(c)	Reflects the non-cash compensation expenses related to awards under Holdings’ 2006 Stock Option Plan and Holdings’ Restricted Stock granted to certain members of management.
(d)	Reflects the elimination of the transactional costs associated with AGY Asia business combination that was consummated on June 10, 2009. Costs incurred and deferred at December 31, 2008 of $1,098 were expensed in 2009 as a result of adopting the provisions of ASC 805; the remainder of $1,627, constitutes incremental acquisition-related costs incurred and expensed in 2009.
(e)	Reflects the elimination of the net gain on early extinguishment of debt associated with the $3,000 (face value) 11% senior second lien notes due 2014 (the “Notes”) repurchase made by the Company in February 2009.
(f)	Reflects the elimination of the restructuring charges associated with reductions in our salaried workforce in 2009 to reduce our cost structure and streamline processes.
(g)	Reflects the elimination of the costs associated with the termination of the Anderson land and building lease and manufacturing services agreements that continued to be incurred from the date of the premature failure of the Anderson furnace to June 30, 2008 without economic benefit for the Company.
(h)	Reflects the elimination of the annual management fee payable to our Sponsor, Kohlberg & Company, LLC, pursuant to the management agreement entered into in connection with the Acquisition.
(i)	Reflects the elimination of the charges associated with the impairment of the goodwill related to the purchase of AGY Holding Corporation by Holdings in April 2006, which was recognized in 2009.
(j)	Reflects the elimination of the gain on bargain purchase associated with AGY Asia business combination.
(k)	Reflects the signing bonuses payable to members of the Teamsters union in connection with ratification of the collective bargaining agreements.
(l)	Reflects primarily the elimination of the gain (loss) recorded versus historical book value on the sale or exchange of some non-operating assets.

EBITDA is defined as earnings before interest, taxes, depreciation and amortization. EBITDA is a measure used by management to measure operating performance. EBITDA is not a recognized term under GAAP and does not purport to be an alternative (a) to net income as a measure of operating performance or (b) to cash flows from operating activities as a measure of liquidity. Additionally, EBITDA is not intended to be a measure of free cash flow available for management’s discretionary use, as it does not consider certain cash requirements such as interest payments, tax payments and debt service requirements. Management believes EBITDA is helpful in highlighting trends because EBITDA excludes the results of decisions that are outside the control of operating management and can differ significantly from company to company depending on long-term strategic decisions regarding capital structure, the tax jurisdictions in which companies operate and capital investments. In addition, management believes that EBITDA provides more comparability between our historical results and our recent results that reflect purchase accounting and changes in our capital structure. Management compensates for the limitations of using non-GAAP financial measures by using them to supplement GAAP results to provide a more complete understanding of the factors and trends affecting the business than GAAP results alone. Because not all companies use identical calculations, these presentations of EBITDA may not be comparable to other similarly titled measures of other companies.

Adjusted EBITDA is a non-GAAP financial measure which is defined as EBITDA further adjusted to exclude unusual items and other adjustments permitted in calculating covenant compliance and calculated in the same manner as “Consolidated Cash Flow” under the indenture governing our Notes, which is used by management in calculating our fixed charge coverage ratio under the indenture governing our Notes. We believe that the inclusion of supplementary adjustments to EBITDA applied in presenting Adjusted EBITDA is appropriate to provide additional information to investors.

Year ended December 31, 2009 compared to year ended December 31, 2008

Net sales. Net sales decreased $82.6 million, or 35%, to $153.9 million for year ended December 31, 2009, compared to $236.5 million during the comparable period of 2008. This decrease is primarily due to lower demand across all business segments resulting from the global economic downturn and lower inventory levels held by several of our customers, partly offset by the impact of AGY Asia, which contributed $13.0 million of incremental revenue since the acquisition date on June 10, 2009. The 40.4% decrease in revenue generated by our AGY US operating segment was primarily due to $82.6 million of lower volumes, while an unfavorable product mix accounted for $12.9 million of the decrease in year-over-year revenue. The electronics, construction and industrial market revenues of the U.S operating segment were down approximately $17.8 million, $14.0 million, and $20.6 million, respectively, compared to the same period in 2008, as a result of soft market conditions. Aerospace sales decreased by $9.3 million compared to the year ended December 31, 2008 reflecting softer demand, lower inventory levels in the supply chain, and decreased aircraft retrofit activity. Defense revenue decreased $33.8 million in the year ended December 31, 2009, compared to the same period of 2008 as the result of the conclusion of the MRAP program during the first quarter of 2009.

Gross profit/loss. We reported a consolidated gross loss of $2.7 million for the year ended December 31, 2009, compared to a gross profit of $46.3 million for the year ended December 31, 2008. The gross loss reported for the year ended December 31, 2009 was driven largely by our AGY US operating segment, which was negatively impacted by $35.8 million of lost margin on lower sales and a $7.0 million impact associated with an unfavorable product mix associated with lower shipments to defense and aerospace markets. Additionally, the AGY US segment results were negatively impacted by approximately $15.3 million of expenses including the under-absorption of overhead costs and lower manufacturing efficiencies associated with management’s decision to curtail production capacity and lower inventory levels. These negative variances were partially offset by $8.4 million of cost reduction initiatives including the curtailment of discretionary spending, primary workforce furloughs and salaried headcount reductions.

Selling, general and administrative expenses. Selling, general and administrative costs decreased from $20.2 million during the year ended December 31, 2008 to $16.0 million during the year ended December 31, 2009. This decrease reflects (i) $5.8 million of lower expenses for our AGY US operating segment including a reduction in the salaried workforce, a $2.0 million lower variable compensation expense as no bonuses were paid for 2009, and lower discretionary spending, partially offset by (ii) $1.6 million of incremental expenses associated with AGY Asia since the acquisition on June 10, 2009. As a result of the decrease in revenue, selling, general and administrative costs increased from 8.6% of net sales for the year ended December 31, 2008 to 10.4% of net sales for the year ended December 31, 2009.

Restructuring charges. For the year ended December 31, 2009, we recognized $0.8 million in restructuring charges in the AGY US segment, primarily related to severance and outplacement costs for headcount reductions in connection with our structural cost-reduction initiatives.

Amortization of intangible assets. Amortization of other intangible assets decreased $0.9 million to $1.0 million during the year ended December 31, 2009, when compared to the year ended December 31, 2008. This decrease was primarily attributable to the expiration of a non-compete covenant on December 31, 2008.

Goodwill impairment charge. Lower than expected operating profit and cash flows and short-to-mid-term business outlook associated with the global economic environment triggered management to reassess in 2009 the recoverability of the goodwill associated with the purchase of AGY by Holdings in April 2006. Accordingly, the Company concluded that the goodwill was fully impaired and recognized a non-cash, pre-tax goodwill impairment charge of $85.0 million, classified in “loss from operations” in 2009. See further disclosures in Note 7 to the accompanying Consolidated Financial Statements for the year ended December 31, 2009.

Gain on bargain purchase. Management concluded, with the assistance of an independent third-party valuation specialist, that the fair value of the acquired assets exceeded the liabilities assumed associated with the AGY Asia acquisition, and that a bargain purchase of approximately $20.4 million resulted at the June 10, 2009 acquisition date. The Company recognized the gain as a component of non-operating income for the year ended December 31, 2009. See further disclosures in Note 3 to the accompanying Consolidated Financial Statements for the year ended December 31, 2009.

Other non-operating income. During the year ended December 31, 2009, other non-operating income of $1.5 million consisted primarily of the net $1.1 million gain on the early extinguishment of debt associated with the purchase of $3 million (face value) of our Notes. During the year ended December 31, 2008, other non-operating expense was non significant.

Interest expense. Interest expense decreased $0.9 million from $23.1 million for the year ended December 31, 2008 to $22.2 million for the year ended December 31, 2009. The decrease was primarily due to (i) $2.2 million of non-recurring fees and expenses incurred in 2008 related to bondholders’ consent solicitation for our Metal Consignment Facility amendment and the Company’s S-4 Registration Statement, (ii) a $0.3 million reduction in interest expense on our Notes as a result of the $3 million (face value) Notes extinguishment in 2009 partially offset by (iii) $1.7 million of incremental interest expense associated with AGY Asia since the acquisition date on June 10, 2009.

Income tax benefit (expense). Income tax benefit increased $14.4 million from $1.3 million tax expense for the year ended December 31, 2008 to a $13.1 million tax benefit for the year ended December 31, 2009 due to the higher pre-tax loss recognized in 2009. In addition, the effective tax rate decreased from 88.2% for the year ended December 31, 2008 to 12.3% for the year ended December 31, 2009 primarily as a result of (i) the $85.0 million goodwill impairment charge recognized in 2009 that is not tax deductible, (ii) the $20.4 million gain on bargain purchase associated with the AGY Asia acquisition recognized in 2009, which is not recognized as taxable income, and (iii) the non-recurring change in the rate for deferred taxes and the non-recurring adjustments of prior-year items that primarily explained the 2008 effective tax rate.

Net income (loss). As a result of the aforementioned factors, we reported a net loss attributable to AGY of $92.4 million for the year ended December 31, 2009, compared to net income of $0.2 million for the year ended December 31, 2008. The net loss attributable to the 30% noncontrolling interest in AGY Asia from the acquisition date in June 2009 to December 31, 2009 was $1.1 million.

Year ended December 31, 2008 compared to year ended December 31, 2007

Net sales. Net sales increased $52.1 million, or 28.3%, to $236.5 million for the year ended December 31, 2008, compared to $184.4 million for the year ended December 31, 2007. This increase is the result of (i) our acquisition of the North American CFM business in October 2007, which contributed $27.0 million of incremental revenue, (ii) selected price increases and (iii) an improvement in product mix associated with higher sales of advanced material and technical yarn products, which contributed $7.7 million of incremental revenue. Defense revenues increased by 107% to $55.9 million due to our continued success in the Mine Resistant Ambush Protected (“MRAP”) program and Explosively-Formed Penetrator (“EFP”) protection kits. Aerospace revenues increased by 18% to $34.0 million reflecting higher aircraft original equipment manufacturer (“OEM”) and retrofit activity. Without taking account of the CFM acquisition, shipments to the electronics industry, the construction market and the industrial market decreased by 10%, 6% and 4%, respectively for the year ended December 31, 2008 compared to the same period in 2007, reflecting production capacity constraints in the first half of 2008 and softer market conditions in the second half of the year.

Gross profit. Gross profit increased approximately $8.4 million from $37.9 million, or 20.6% of net sales, for the year ended December 31, 2007 to $46.3 million, or 19.6% of net sales, for the year ended December 31, 2008. The gain in profitability in 2008 over the same period in 2007 was primarily the result of the following: (i) $6.9 million associated with a more favorable product mix associated with higher shipments to the aerospace and defense markets, (ii) incremental margin associated with selected price increases, (iii) incremental margin of $3.3 million associated with the CFM acquisition, (iv) a reduction in depreciation expense, and (v) a decrease of $1.4 million in lean manufacturing consulting costs when compared to the same period in 2007. These improvements were partially offset by several factors, including: (i) lower demand and shipments in several markets resulting in a $12.0 million decrease in net sales and the resultant reduction in gross profit, (ii) $4.8 million in costs associated with short-term inefficiencies experienced in the first half of 2008 as a result of production ramp-up activities necessary to meet market defense requirements and the start-up of in-house marble production capabilities in our Aiken, SC facility, (iii) an $1.3 million increase in alloy metal lease costs driven by additional alloy metal requirements associated with the CFM acquisition, higher production levels of advanced material products and higher market prices for platinum and rhodium, (iv) $1.1 million of costs incurred related to a short-term furnace disruption experienced at our Aiken, SC facility in the first quarter of 2008, (v) $5.7 million of costs associated with inflationary pressure in energy and raw materials, and higher labor expenses and (vi) a $4.5 million increase in alloy metal depletion losses caused by the increased levels of production.

Selling, general and administrative expenses. Selling, general and administrative costs increased $2.8 million to $20.2 million for the year ended December 31, 2008, compared to $17.4 million for the year ended December 31, 2007. This increase reflects higher personnel expenses and increased business development expenses of $1.4 million, both of which were necessary to support our strategic growth initiatives and new product development activities. Additionally, as a result of the financial performance in 2008, variable compensation expense was $1.1 million higher in fiscal 2008, compared to 2007. As a result of the increase in revenue in fiscal 2008, selling, general and administrative costs as a percent of sales decreased from 9.5% for the year ended December 31, 2007 to 8.6% for the year ended December 31, 2008.

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

LIQUIDITY AND CAPITAL RESOURCES

AGY Holding Corp. and its Domestic Subsidiaries’ Liquidity

In 2009 our domestic principal sources of liquidity were borrowings under our financing arrangements, proceeds from monetization of our excess alloy metals and our cash on hand. Our domestic need for liquidity will arise primarily from interest payments on the outstanding $172.0 million principal amount of our Notes, interest and principal payments on our senior secured revolving credit facility (“Credit Facility”), the funding of capital expenditures, alloy metals, strategic initiatives, normal recurring operating expenses and working capital requirements and the financing of the consideration to be paid pursuant to the put/call agreement for our 30% noncontrolling interest in AGY Asia. There are no mandatory payments of principal on the Credit Facility and on the Notes scheduled prior to their maturity in October 2011 and November 2014, respectively.

At December 31, 2009, we had total liquidity of $19.2 million, consisting of $0.8 million in unrestricted cash and approximately $18.4 million of borrowing availability under the Credit Facility.

AGY Asia’s Liquidity

AGY Asia’s sources of liquidity have been, since the acquisition, borrowings under approximately $52.2 million of non-recourse financing arrangements with the Bank of Shanghai (“AGY Asia Credit Facility”), which consists of an $11.7 million one-year working capital loan and a $40.5 million five-year term loan. AGY Asia’s need for liquidity will arise primarily from interest and principal payments on the AGY Asia Credit Facility and the funding of capital expenditures, alloy metals, strategic initiatives, normal recurring operating expenses and working capital requirements. There are no mandatory payments of principal on the working capital loan prior to its maturity in June 2010. There are semi-annual mandatory payments of principal on the term loan borrowings in the amounts described below under “Financial Obligations and Commitments”, beginning in April 2010.

At December 31, 2009, AGY Asia had total liquidity of $13.7 million, consisting of $2.7 million of unrestricted cash and approximately $11.0 million of borrowing availability under the AGY Asia Credit Facility.

Based upon our current and anticipated levels of operations, we believe, but cannot guarantee, that our cash flows from operations and from the monetization of excess alloy metals, together with availability under our credit facilities for the US and the Asia segments, will be adequate to meet our liquidity needs for the next twelve months and the foreseeable future. However, this forward-looking statement is subject to risks and uncertainties. See “Forward-Looking Statements” and “Item 1A. Risk Factors.”

Working Capital

Working capital is defined as total current assets, excluding unrestricted cash, less total current liabilities, including the short-term borrowings and current portion of long-term debt. Working capital was $15.3 million and $36.9 million on December 31, 2009 and December 31, 2008, respectively. The $21.6 million decrease relates primarily to a $12.8 million decrease in the working capital of the AGY US operating unit, driven primarily by a $12.2 million decrease in inventory due to lower sales and inventory controls, and negative working capital of $8.9 million at the AGY Asia operating unit mainly as a result of the inclusion of $10.8 million in short-term debt or current maturities of long-term debt.

Contractual Obligations

In the ordinary course of business, the Company enters into contractual obligations to make cash payments to third parties. The Company’s known contractual obligations as of December 31, 2009 were as follows (in thousands):

	Payment due by period
	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Short-term and long-term debt obligations	$232,469	$10,803	$37,305	$184,361	$—
Operating lease obligations (1)	6,075	1,198	2,169	2,112	596
Unconditional purchase obligations (2)	300	300	—	—	—
Alloy lease obligations (3)	1,031	1,031	—	—	—
Interest on short-term and long-term debt obligations (4)	98,032	21,387	40,697	35,948	—
Letters of credit	2,293	1,925	368	—	—

Total	$340,200	$36,644	$80,539	$222,421	$596

(1)	Includes those leases, which have non-cancellable terms in excess of one year.
(2)

Purchase obligations are commitments to suppliers to purchase goods or services, and include take-or-pay arrangements, capital expenditures, and contractual commitments to purchase equipment. We did not include ordinary course of business purchase orders in this amount as the majority of such purchase orders may be canceled and are reflected in historical operating cash flow trends. We do not believe such purchase orders will adversely affect our liquidity position.

(3)	Includes future minimum rentals of leased alloy metals.
(4)	Interest on variable rate debt is calculated using the weighted-average interest rate in effect as of December 31, 2009 for all future periods.

The table also does not include future estimated benefits payments for pension and other post-retirement benefit obligations and the put obligation related to the noncontrolling interest in AGY Asia, which are included in Note 13 and 20, respectively to the 2009 Consolidated Financial Statements.

Year ended December 31, 2009 compared to year ended December 31, 2008

Cash used by operating activities was $11.1 million for the year ended December 31, 2009, compared to cash provided by operating activities of $22.6 million for the year ended December 31, 2008. The $33.7 million decrease in operating cash flow during the year ended December 31, 2009 as compared to the prior year was driven largely by the $21.7 million loss (as adjusted for non-cash items) recognized during the period compared to the $28.0 million income (as adjusted for non-cash items) recognized during the year ended December 31, 2008. This $49.8 million decrease on a year-over-year basis was partially offset by a global $10.6 million reduction in operating working capital as compared to a $5.5 million increase the prior year. The working capital reduction was primarily comprised of a $12.8 million decrease in inventories resulting from lower volumes and working capital initiatives compared to the prior year’s inventory build of $7.6 million; a $0.9 million increase in trade accounts receivable primarily from the acquisition of AGY Asia compared to a $2.7 million increase the prior year; a $1.6 million increase in trade accounts payable compared to a $2.2 million increase the prior year; and a $4.4 million reduction in accrued liabilities primarily from payments of variable compensation in early 2009, as compared to a $1.1 million increase the prior year.

Cash used in investing activities was $2.5 million for the year ended December 31, 2009, compared to $38.1 million for the year ended December 31, 2008. The $35.6 million decrease was primarily due to (i) the purchase of $28.7 million of alloy metals for the year ended December 31, 2008, compared to the sale of $15.9 million of alloy metals for the year ended December 31, 2009 and (ii) a $13.1 million decrease in restricted cash primarily associated with the refinancing of AGY Asia in July 2009, partly offset by (iii) the $18.2 million payment for the majority interest of AGY Asia, net of cash acquired, in June 2009.

Cash provided by financing activities was $12.3 million for the year ended December 31, 2009, compared to $15.1 million for the year ended December 31, 2008. The decrease was due primarily to (i) the $1.8 million cash outflow for the repurchase of $3.0 million of Notes (face value) in the first quarter of 2009, (ii) the $8.7 million decrease in AGY Asia borrowings since the acquisition on June 10, 2009, and (iii) a $13.6 million decrease in AGY US revolver borrowings for the year ended December 31, 2009 compared to the same period of 2008, offset by a $20.0 million equity infusion by Kohlberg & Company, LLC to fund the AGY Asia acquisition.

Year ended December 31, 2008 compared to year ended December 31, 2007

Cash provided by operating activities was $22.6 million for the year ended December 31, 2008, compared to $26.0 million for the year ended December 31, 2007. Net income (loss) adjusted for non-cash items contributed $28.0 million of cash flow in 2008 compared to $20.4 million in 2007. This $7.6 million increase was more than offset by increased working capital requirements, resulting in an $11.0 million increase in cash used by the change in working capital assets and liabilities.

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

Indebtedness

AGY US

Our $40 million Credit Facility has a term of 60 months (maturing October 2011) and includes sub-limits for the issuance of letters of credit and swing line loans. The borrowing base for our Credit Facility is equal to the sum of: (i) an advance rate against eligible accounts receivable of up to 90%, plus (ii) the lesser of (A) 65% of the book value of our eligible inventory (valued at the lower of cost or market) and (B) 85% of the net orderly liquidation value for our eligible inventory, plus (iii) up to $32.5 million of our eligible alloy inventory, minus (iv) 100% of mark-to-market risk on certain interest hedging arrangements, minus (v) a reserve of $10.0 million.

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

The Credit Facility contains customary representations and warranties and customary affirmative and negative covenants, including, among other things, restrictions on indebtedness, liens, investments, mergers and consolidations, dividends and other payments in respect to capital stock, transactions with affiliates, and optional payments and modifications of subordinated and other debt instruments. The Credit Facility does not contain any financial maintenance covenants. The Credit Facility also includes customary events of default, including a default upon a change of control. The Company was in compliance with all such covenants at December 31, 2009.

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

As of December 31, 2009, we had utilized approximately $2.3 million of the Credit Facility for the issuance of standby letters of credit and had $19.3 million cash borrowings outstanding, leaving $18.5 million available for additional borrowings.

In connection with our acquisition of a 70% interest in AGY Hong Kong Ltd., as described in Note 3 to the accompanying Consolidated Financial Statements, we amended our credit agreement to obtain the necessary approval of the revolving credit lenders. In the amendment, certain provisions of the credit agreement were modified or added including: the availability reserve in the borrowing base calculation increased from $7.5 million to $10 million; the foreign subsidiary indebtedness of AGY Hong Kong Ltd. or its subsidiaries is permitted provided that it is non-recourse indebtedness; the investment associated with the purchase of the remaining 30% is permitted provided that our excess availability under the facility is at least $10 million for 60 days prior to the consummation date and $12.5 million immediately following such consummation; and it is an event of default under the credit agreement if we default under our obligations regarding the acquisition of the remaining 30% of AGY Hong Kong Ltd. In addition, the applicable margin for any utilization of the revolver in excess of $25 million increased from 1.75% to 3.0% for Eurodollar loans and from 0.75% to 2.0% for base rate loans. No other key terms of the credit agreement were modified under the amendment.

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

As of December 31, 2009, the estimated fair value of the Notes was $140.6 million compared to a recorded book value of $172 million.

AGY Asia

The bank debt of approximately $39.0 million assumed in the acquisition of AGY Asia was refinanced as discussed below. On July 10, 2009, AGY Asia entered into the AGY Asia Credit Facility. The arrangement consists of a five-year term loan in the aggregate amount of approximately $40.5 million (consisting of a loan denominated in local currency of RMB 208,500,000, or approximately $30.5 million converted at an exchange rate of 6.83 RMB to 1 U.S. dollar, and a U.S.-dollar-denominated loan of $10.0 million), a one-year working capital loan in the aggregate amount of approximately $11.7 million (consisting of a local currency loan of RMB 45,750,000, or approximately $6.7 million converted at an exchange rate of RMB 6.83 to 1 U.S. dollar, and a U.S.-dollar- denominated loan of $5.0 million), and a one-year letter of credit facility in the amount of $2.0 million.

The term loan is secured by AGY Asia’s building, alloy metals and equipment and bears interest annually at the rate of either the five-year lending rate as published by the People’s Bank of China, plus a margin, or six-month LIBOR plus 3.0%. Term loan borrowings may be made in both local currency and US dollars, up to certain limits. At December 31, 2009, the Company had approximately $35.6 million borrowings outstanding under the term loan, consisting of a local currency loan of RMB 195,000,000, or approximately $28.5 million converted at an exchange rate of 6.83 RMB to 1 U.S. dollar, and a U.S.-dollar-denominated loan of $7.0 million.

Principal on the term loan is due semi-annually beginning April 2010, in accordance with the following amortization schedule (when term loan is fully drawn) (in millions):

2010	$5.1
2011	8.1
2012	9.9
2013	11.3
2014	6.1

$40.5

The working capital loan facility is secured by future equipment, assets and alloy metals acquired by AGY Asia and bears interest annually at the rate of either the one-year lending rate as published by the People’s Bank of China, or three-month LIBOR plus 3.0%. Working capital loan borrowings may be made in both local currency and US Dollars, up to certain limits.

At December 31, 2009, we had approximately $5.7 million borrowings outstanding under the working capital loan consisting of a local currency loan of RMB 25,000,000, or approximately $3.7 million converted at an exchange rate of 6.83 RMB to 1 U.S. dollar, and a U.S.-dollar-denominated loan of $2.0 million.

The letter of credit facility is a one-year facility for the issuance of documentary letters of credit up to a maximum term of 120 days. A 15% deposit is required upon issuance with the balance due upon settlement of the underlying obligation.

The loan agreements contain customary representations and warranties and customary affirmative and negative covenants, including, among other things, interest coverage, restrictions on indebtedness, liens, investments, mergers and consolidations, dividends and other payments in respect to capital stock, and transactions with affiliates. The loan agreements also include customary events of default, including a default upon a change of control. AGY Asia was in compliance with all such covenants at December 31, 2009.

All amounts borrowed under the AGY Asia Credit Facility are non-recourse to AGY and its domestic subsidiaries.

Other Balance Sheet Items

Net Property, Plant and Equipment and Alloy Metals. Net property, plant and equipment and alloy metals increased $70.2 million from December 31, 2008 to December 31, 2009. The net increase is primarily the result of $91.6 million of net fair value of property, plant and equipment and alloy metals acquired in the AGY Asia business combination. Additional contributing factors were $19.3 million of depreciation and alloy metals depletion expense, the sale of $14.9 million of excess alloy metals at book value, and $12.8 million of capital expenditures, including accrued construction in-progress.

Off-Balance Sheet Resources and Obligations

Alloy Metal Leases

We lease under short term operating leases (generally with lease terms from one to twelve months) a significant portion of the alloy metals needed to support our manufacturing operations. During the years ended December 31, 2009 and 2008, total lease costs of alloy metals were approximately $3.6 million and $7.6 million, respectively, and were classified as a component of cost of goods sold. Our lease expense is dependent on several factors, including the amount of alloy leased, market spot rates for the alloy and associated lease rates. Market spot rates are subject to daily fluctuation and this fluctuation could result in material changes to our alloy lease expense.

In 2009 and 2008, we leased alloy metals under these three agreements as follows:

Metal Consignment Facility

From August 2005 to October 2009, we had a consignment agreement with The Bank of Nova Scotia, as assignee of Bank of America, N.A., to lease platinum, one of the alloy metals used in our manufacturing operations. In March 2008, as a result of the increase in platinum market prices, the prior consignment limit under that facility was amended to provide for up to the lesser of $69.6 million or 32,000 ounces, with any utilization in excess of $42.0 million secured by letter of credit collateral equal to 50% of the utilization over $42.0 million. Lease payments were payable monthly and, at our election, based on either (i) a floating fee calculated and specified by The Bank of Nova Scotia from time to time and initially set at 7.5% per annum or (ii) a fixed fee equal to the precious metals rate, which was the fixed market-based lease rate for the applicable lease period, plus a 2.0% margin.

At December 31, 2008, we leased 28,800 ounces of platinum under this agreement, with a notional value of approximately $25.9 million, as calculated under the Facility. Effective October 7, 2009, we terminated the Metal Consignment Facility with Bank of Nova Scotia and entered into a new master lease agreement with Deutsche Bank as discussed below.

Owens Corning Master Lease Agreement

In October 2007, as part of the CFM acquisition, we entered into a master lease agreement with OC to lease platinum and rhodium, exclusively for use in the Huntingdon, PA CFM and Anderson, SC manufacturing operations. This master lease agreement allowed us to enter into leases of alloy metal with terms of one to six months for up to approximately 19,800 ounces of platinum and 3,400 ounces of rhodium. The annual lease rate was fixed at 9%, and the notional lease value was based on the market price of platinum and rhodium in effect at the inception of the lease. At December 31, 2007, we leased approximately 19,800 ounces of platinum and 3,400 ounces of rhodium with a notional lease value of approximately $50.8 million, under this master lease agreement. Effective October 24, 2008, we terminated the OC master lease agreement.

DB Energy Trading LLC New Master Lease Agreement

Simultaneously with the termination of the OC master lease in October 2008, we entered into a Master Lease Agreement with DB Energy Trading LLC (“DB”) for the purpose of leasing precious metals necessary for the operations of our CFM business. The Master Lease Agreement described the lease terms and conditions enabling us to lease up to 19,057 ounces of platinum and 3,308 ounces of rhodium. The Master Lease Agreement had a three-year term and allowed us to enter into leases of alloy metals with terms of one to twelve months. Lease costs were determined by the quantity of metal leased, multiplied by a benchmark value of the applicable precious metal and a margin above the lease rate index based on DB’s daily precious metal rates. The Master Lease Agreement contained customary events of default, including, without limitation, nonpayment of lease payments, inaccuracy of representations and warranties in any material respect and certain cross-default provisions.

At December 31, 2008, we leased approximately 19,050 ounces of platinum and 3,300 ounces of rhodium under this agreement, with a notional value of approximately $21.8 million.

In connection with the termination of the Metal Consignment Facility with Bank of Nova Scotia on October 7, 2009, the Master Lease Agreement with DB was also terminated and we entered into a new master lease agreement (the “New Master Lease Agreement”) with DB. The New Master Lease Agreement has a three-year term and allows AGY to enter into leases of alloy metals, up to 51,057 ounces of platinum and up to 3,308 ounces of rhodium, with terms of one to twelve months. Lease costs are determined by the quantity of metal leased, multiplied by a benchmark value of the applicable precious metal and a margin above the lease rate index based on DB’s daily precious metal rates. The New Master Lease Agreement is secured by a security interest in rhodium up to a value that is the lesser of 35% of the leased platinum or $24.4 million. The New Master Lease Agreement contains customary events of default, including, without limitation, nonpayment of lease payments, inaccuracy of representations and warranties in any material respect and a cross-default provision with any credit facility or leasing facility greater than $0.5 million, including the Credit Facility and the Notes. There are no financial maintenance covenants included in the New Master Lease Agreement.

At December 31, 2009, we leased approximately 39,100 ounces of platinum and 2,200 ounces of rhodium under the New Master Lease Agreement, with a total notional value of approximately $55.6 million. All of the leases outstanding at December 31, 2009 had initial terms of two to twelve months, maturing no later than October 12, 2010, with future minimum rentals of approximately $1.0 million until maturity in 2010.

Commitments and Contingencies

We are not a party to any significant litigation or claims, other than routine matters incidental to the operation of the Company. We do not expect that the outcome of any pending claims will have a material adverse effect on the Company’s financial position, results of operations or cash flows. There may be insignificant levels of asbestos in certain manufacturing facilities; however, we do not expect to incur costs (which are undeterminable) in the foreseeable future to remediate any such asbestos. Accordingly, we did not record a conditional asset retirement obligation related to such asbestos remediation because we do not have sufficient information to estimate the fair value of the asset retirement obligation in accordance with the guidance of ASC 410.

In addition to the alloy metal leases discussed above, we also lease manufacturing and other equipment and property under operating leases. Total rent expense for the year ended December 31, 2009 and 2008 was approximately $2.0 million and $1.4 million, respectively.

The following summarizes the future minimum lease payments for each of the next five years and the total thereafter (in millions):

Years Ending December 31,
2010	$1.2
2011	1.1
2012	1.1
2013	1.1
2014	1.0
Thereafter	0.6

$6.1

The Company is obligated to make approximately $0.3 million purchases of marbles from OC in 2010.

RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2009, the FASB issued revised authoritative guidance that amends the consolidation guidance applicable to variable interest entities. The amendments will change the overall consolidation analysis under previously issued guidance. The revised guidance is effective as of the beginning of the first fiscal year that begins after November 15, 2009, which is January 1, 2010 for the Company. As the consolidation of variable entities does not apply to the Company, AGY does not expect this new guidance to have a material impact on the Company’s financial position and results of operations.

In June 2009, the FASB issued ASC 860 regarding the Accounting for Transfers of Financial Assets. ASC 860 requires additional disclosures about the transfer and derecognition of financial assets, eliminates the concept of qualifying special-purpose entities, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor’s interest in transferred financial assets. ASC 860 is effective for fiscal years beginning after November 15, 2009. The Company does not expect the adoption of ASC 860 will have a material impact on its results of operations, cash flows, or financial position.

In October 2009, the FASB issued new authoritative guidance regarding Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements — a Consensus of the FASB Emerging Issues Task Force, which amends ASC 605. This update establishes a selling price hierarchy, whereby vendor-specific objective evidence (“VSOE”), if available, should be utilized. If VSOE is not available, then third party evidence should be utilized; if third party evidence is not available, then an entity should use the estimated selling price for the good or service. This update eliminates the residual method and requires allocation at the inception of the contractual arrangement and additional disclosures surrounding multiple-deliverable revenue arrangements. This update is effective, on a prospective basis, for revenue arrangements entered into after June 15, 2010, with early adoption permitted. We are currently evaluating the impact the adoption of this update will have on the Company’s results of operations, cash flows, or financial position.

QUARTERLY FINANCIAL DATA (Unaudited)

Quarterly financial data for the years ended December 31, 2009 and 2008 were (in thousands):

	First Quarter	Second Quarter (Revised)	Third Quarter	Fourth Quarter
2009
Net sales	$39,614	$32,826	$41,738	$39,674
Gross profit (loss)	6,995	(7,695)	(2,135)	175
Net (loss)	(2,677)	(32,692)	(7,747)	(50,396)
Net income (loss) attributable to AGY Holding Corp.	$(2,677)	$(32,495)	$(7,518)	$(49,703)
2008
Net sales	$57,965	$64,069	$61,143	$53,310
Gross profit	9,233	12,348	12,611	12,141
Net income (loss)	(1,314)	752	999	(267)
Net income (loss) attributable to AGY Holding Corp.	$(1,314)	$752	$999	$(267)

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk

We are subject to interest rate risk in connection with our short- and long-term debt. Our principal interest rate exposures relate to the AGY US $40 million senior secured revolving credit facility and our AGY Asia credit facility. Assuming the AGY US revolver is fully drawn, each 100 basis point change in interest rates would result in approximately a $0.4 million change in annual interest expense on our revolving credit facility. Assuming the AGY Asia credit facility is fully drawn, each 100 basis point change in interest rates would result in approximately a $0.5 million change in annual interest expense for AGY Asia.

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

At December 31, 2009, we had existing contracts for physical delivery of natural gas at our Aiken, SC facility that fix the commodity cost of natural gas for approximately 70 percent of our estimated natural gas purchase requirements in the next twelve months. Although these contracts are considered derivative instruments, they meet the normal purchases exclusion contained in ASC 815, and are therefore exempted from the related accounting requirements.

Foreign exchange risk

We are subject to inherent risks attributed to operating in a global economy. For AGY US, all of the debt and most of our costs following the Refinancing are denominated in U.S. dollars. Less than one percent of our sales are currently denominated in currencies other than the U.S. dollar. We may use, on occasion, foreign currency derivatives to manage the risk associated with fluctuations in foreign exchange rates. Associated with a purchase commitment, in euros, of certain manufacturing equipment, in February 2008, we entered into forward contracts to purchase 3.3 million euros to hedge the exposure to changes in value of the Euro to the U.S. dollar. All the contracts matured in the second and third quarter of 2008, and were accounted for as fair value hedges.

Approximately 20% of the debt of our subsidiary, AGY Asia, is denominated in U.S. dollars, with the balance denominated in Chinese RMB. In addition, approximately 90% of the sales of AGY Asia are denominated in U.S. dollars, while approximately 80% of its costs are denominated in Chinese RMB.

At December 31, 2009, we had no foreign currency hedging agreements in effect.

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

Impact of Inflation and Economic Trends

Historically, inflation has not had a material effect on our results of operations, as we have been able to offset most of the impact of inflation through price increases for our products. However, we cannot guarantee that we will be able to offset any future price increases in energy, commodities and precious metals through price increases to our customers.

ITEM 8.	FINANCIAL STATEMENTS

The information required by Item 8 is contained on pages F-1 to F-40 of this Annual Report on Form 10-K under “Consolidated Financial Statements”. The Reports of Independent Registered Public Accounting Firm are contained on page F-2 and page F-3 of this Annual Report on Form 10-K under the caption “Report of Independent Registered Public Accounting Firm”.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A(T). CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

As of the end of the period covered by this Annual Report, the Company’s Principal Executive Officer and Principal Financial Officer have conducted an evaluation regarding the effectiveness of the Company’s disclosure controls and procedures. Based on their evaluation, the Company’s Principal Executive Officer and Principal Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the applicable Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including the Company’s Principal Executive Officer and the Company’s Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting.

There have been no changes in internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

(c) Management’s report on internal control over financial reporting.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed under the supervision of its principal executive officer and principal financial officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with generally accepted accounting principles.

As of December 31, 2009, the Company’s management conducted an assessment of the effectiveness of the internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934 (the “Exchange Act”) based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that the Company’s internal control over financial reporting (as so defined under the Exchange Act) was effective as of December 31, 2009. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

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

The following table sets forth information with respect to our executive officers and directors:

Name	Age	Position
Douglas J. Mattscheck	54	Chief Executive Officer and Director
Wayne T. Byrne	46	Chief Financial Officer (until November 13, 2009)
Jeffrey J. Davis	47	President and Chief Operating Officer
Catherine A. Cuisson	44	Vice President, Finance and Corporate Controller
Dennie Rexroad	50	Vice President of Operations
Drew Walker	45	Vice President of Sales and Marketing
Christopher Lacovara	45	Director and Chairman of the Board of Directors
Samuel P. Frieder	45	Director
Seth H. Hollander	33	Director

The following biographies describe the business experience of our executive officers and directors:

Douglas J. Mattscheck, Chief Executive Officer and Director. Mr. Mattscheck has served as our Chief Executive Officer and as a director since April 2004. Prior to joining AGY, he served for seven years as President of St. Gobain Technical Fabrics. From 1989 to 1996, Mr. Mattscheck served as Senior Vice President of Surface Protection Industries, a high-end architectural paint and coatings business. From 1987 to 1989, Mr. Mattscheck managed an architectural products business for H.B. Fuller Company, a manufacturer of specialty chemicals. From 1982 to 1987, he held several positions for Schlegel Corp., including managing a construction products manufacturing business. Mr. Mattscheck holds a Bachelor of Science degree in Mechanical Engineering from Villanova University and a Masters of Business Administration from the University of Rochester. As a result of these and other professional experiences, Mr. Mattscheck possesses particular knowledge and experience in the glass fiber industry, in developing globally specialty businesses, and technical knowledge that strengthen the Board’s collective qualifications, skills and experience.

Wayne T. Byrne, Chief Financial Officer. Mr. Byrne served as our Chief Financial Officer from July 2007 until his resignation in November 2009. Prior to joining AGY, Mr. Byrne was employed by EnPro, a publicly-held corporation engaged in the design, manufacture and marketing of engineering industrial products, where he served as Vice President and Controller since September 2004. From 2001 to 2004, Mr. Byrne served as Vice President of Finance and Information Technology at EnPro’s subsidiary, GGB LLC. Between 1998 and 2001, Mr. Byrne served as Vice President of Finance of Goodrich Corporation’s Quincy Compressor and AMI businesses. From 1996 until 1998, he was Vice President of Finance at Agri-Tech, Inc. Prior to 1996, Mr. Byrne held various management positions at BREED Technologies, Inc. and Harris Corporation. Mr. Byrne holds a Masters of Business Administration from the University of Florida and a Bachelors of Science degree from the University of Central Florida.

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

Catherine A. Cuisson, Vice President, Finance and Corporate Controller. Ms. Cuisson has served as our Vice President of Finance and Corporate Controller since July 2007. Previously, she served as our Chief Financial Officer from 1999 until assuming her new position with the Company. Ms. Cuisson was transferred to the U.S. by Porcher Industries, our former majority owner, to organize and manage the financial operations of the newly formed joint venture with Owens Corning. Before joining us in early 1999, Ms. Cuisson served as the Consolidation Manager and Corporate Controller of Porcher Industries, a textile weaver, for four years. Prior to joining Porcher Industries in late 1994, Ms. Cuisson was an Audit Manager for PricewaterhouseCoopers in Lyon, France from 1987 to 1994. Ms. Cuisson has been a French equivalent Certified Public Accountant since 1993. She obtained a Masters of Accounting and a Masters of Business Administration upon graduating from the Institut Commercial de Nancy, France.

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

Christopher Lacovara, Director. Mr. Lacovara is the Chairman of the Board of Directors and a member of our compensation committee. He has been a member of our Board of Directors since April 7, 2006. Mr. Lacovara is a Co-Managing Partner of Kohlberg & Company, L.L.C., which he joined in 1988. From 1987 to 1988 he was an associate in the Mergers and Acquisitions Department at Lazard Frères & Co. Prior to that, he was an analyst in the Corporate Finance Department of Goldman, Sachs & Co. He is a member of the board of directors of Bauer Hockey, Centerplate, Inc., Critical Homecare Solutions, Inc., Concrete Technologies Worldwide, Inc., The Hoffmaster Group, Inc. Katy Industries, Inc., Kohlberg Capital Corporation, Niagara Corporation, Nielsen & Bainbridge, Inc., Packaging Dynamics Corporation, Pittsburgh Glass Works LLC., Stanadyne Corporation, SVP Holdings, Ltd., Trico Products Corporation and United States Infrastructure Corporation. In addition, Mr. Lacovara was a member of the board of directors of Schawk, Inc. from January 31, 2005 to February 1, 2007. Mr. Lacovara received an A.B. from Harvard College, a B.E.E.S. from Hofstra University and an M.S. from Columbia University. As a result of these professional experiences, Mr. Lacovara possesses particular knowledge and experience in corporate finance, corporate governance, strategic planning, , business evaluation and oversight and financial analysis that strengthen the Board’s collective qualifications, skills and experience.

Samuel P. Frieder, Director. Mr. Frieder is a director and a member of our audit committee. He has been a member of our board of directors since April 7, 2006. Mr. Frieder is a Co-Managing Partner of Kohlberg & Company, L.L.C., which he joined in 1989. From 1988 to 1989 he was a Senior Associate in the Capital Funding Group at Security Pacific Business Credit. Prior to that, he was a Senior Real Estate Analyst at Manufacturers Hanover Trust Company. He is a member of the board of directors of Bauer Hockey, Centerplate, Inc., Central Parking Corporation, Critical Homecare Solutions, Inc., Concrete Technologies Worldwide, Inc., The Hoffmaster Group, Inc. Katy Industries, Inc., Kohlberg Capital Corporation, Niagara Corporation, Nielsen & Bainbridge, Inc., Packaging Dynamics Corporation, Pittsburgh Glass Works LLC., Stanadyne Corporation, SVP Holdings, Ltd., Trico Products Corporation and United States Infrastructure Corporation. Mr. Frieder received an A.B. from Harvard College. As a result of these professional experiences, Mr. Frieder possesses particular knowledge and experience in corporate finance, corporate governance, corporate and business development, business evaluation and oversight and financial analysis that strengthen the Board’s collective qualifications, skills and experience.

Seth H. Hollander, Director. Mr. Hollander is a director and a member of our compensation committee and our audit committee. He has been a member of our Board of Directors since April 7, 2006. Mr. Hollander is a Partner of Kohlberg & Company, L.L.C., which he joined in 2001. Prior to joining Kohlberg, Mr. Hollander was Financial Analyst at Bear, Stearns & Co., Inc. in their Leveraged Finance Group. He is a member of the board of directors of Centerplate,Inc., Central Parking Corporation, Concrete Technologies Worldwide, Inc., The Hoffmaster Group, Stanadyne Corporation, Nielsen & Bainbridge, Inc. and Packaging Dynamics Inc. Mr. Hollander received a B.B.A. from the University of Michigan, Ann Arbor. As a result of these professional experiences, Mr. Hollander possesses particular knowledge and experience in corporate finance, accounting, strategic planning, business evaluation and oversight and financial analysis that strengthen the Board’s collective qualifications, skills and experience.

As a group, the directors associated with our Sponsor possess experience in owning and managing enterprises like the Company and are familiar with corporate finance, strategic business planning activities and issues involving stakeholders more generally.

Corporate Governance

Our Board of Directors manages our business and affairs. Under a stockholder’s agreement among investment funds associated with our Sponsor and certain members of our management as part of the Acquisition, investment funds associated with our Sponsor are entitled to designate the members of our Board of Directors.

Code of Conduct

We currently maintain a written Code of Conduct that provides a statement regarding the Company’s expectations as to the legal and ethical nature of conduct of the Company’s directors, officers, employees and agents while acting on behalf of AGY. A copy of the Code of Business Ethics and Business Conduct is posted on our web site at http://www.agy.com/investor/index.htm.

Section 16(a) Beneficial Ownership Reporting Compliance

There is no established public trading market for our common stock. We are a wholly-owned subsidiary of Holdings, which holds all of our outstanding common stock. Holdings is a privately-held corporation.

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

The committee has a general policy of making variable compensation a significant component of each officer’s total compensation. The term “variable compensation” refers to amounts that vary in amount depending on performance — poor performance leads to little or no awards while superior performance leads to superior awards. Variable compensation generally consists of a combination of annual cash bonus opportunities and equity-based compensation. The policy of making variable compensation a significant portion of our officers’ total compensation is intended to implement a culture in which the officers know that their pay, to a large extent, depends on our performance and to reward superior Company performance.

The committee has a general policy of using compensation to more closely align management’s interests with those of our shareholders. In an effort to achieve this, we systematically include some form of equity grant, or potential equity grant, as part of our compensation program at the time an officer’s employment commences. When we refer to equity grants in this report, we refer to grants of equity awards of Holdings. If our officers own shares of our common stock with values that are significant to them, we believe they will be more likely to act to maximize longer-term shareholder value instead of short-term gain. Officers currently have stock options that will become more valuable if the performance of the Company improves on a year over year basis and certain options will only vest if we meet specified performance targets. In addition, the committee seeks to provide an incentive for officers to remain with the Company by imposing time vesting requirements on the options.

Finally, the committee aims to provide a package of non-cash benefits which are consistent with benefits provided by others in the industry and which are not tied to performance.

Elements of Compensation

Compensation for officers generally consists of cash compensation, including base salary and, as appropriate, bonus awards, equity participation, and various non-cash perquisites and benefits though in 2009, the committee and the Board did not approve any plan with respect to cash bonus awards or opportunities for management because of the Company’s forecasted financial performance. The committee attempts to offer each officer a mix of fixed compensation, such as base salary, and variable compensation, such as bonus opportunity and equity based compensation, which strikes an appropriate balance between offering each officer a predictable level of baseline compensation and a personal incentive to improve company performance.

Base Salary

We pay each of our officers a base salary, which is intended to give each of them a steady cash flow during the course of the year that is not contingent on short-term variation in our performance. For 2008, the committee sought to set each officer’s base salary at or near the market median. No salary adjustments were made in 2009 for our officers given the financial performance of the Company and because of required cost reductions initiatives. The committee believes that paying competitive base salaries is required in order to attract and retain qualified officers.

Bonus Opportunity

Payment of annual bonuses to our officers depends entirely on our corporate performance, though in certain instances the committee may modify the payment to reflect personal performance. The committee typically provides each officer with a bonus opportunity each year in an effort to give each officer a personal financial incentive to help us reach annual business goals, however, in 2009, no bonus opportunities were provided to the officers because of the Company’s forecasted financial performance.

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

Perquisites and Other In-Service Benefits

Certain named executive officers are provided vehicles based on company guidelines and the Company pays for the related expenses. The CEO is provided a country club membership and supplemental life insurance policy that are paid by the Company.

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

Compensation Committee Report

The Committee has reviewed and discussed the Compensation Discussion and Analysis (CD&A) with management. Based upon the review and discussions, the Committee recommended to the Board of Directors, and the Board approved, that the CD&A be included in the Form 10-K for the year ended December 31, 2009.

Respectfully submitted on March 26, 2010 by the members of the Compensation Committee of the Board of Directors:

Christopher Lacovara Seth H. Hollander

Summary Compensation Table

The following table sets forth for certain compensation information for our named executive officers:

Name and Principal Position	Year	Salary ($)	Bonus ($) (10)	Stock Awards ($) (1)	Options Awards ($) (2)	Non-Equity Incentive Plan Compensation ($) (3)	All Other Compensation ($) (4)(5)(6)(7)	Total ($)
Douglas Mattscheck Chief Executive Officer	2007	$332,441	$67,743	$500,000	$276,667	$183,507	$18,777	$1,379,135
	2008	$342,537	—	$500,000	$553,333	$344,078	$16,262	$1,756,210
	2009	$345,050	—	—	$276,667	$—	$11,432	$633,149
Wayne Byrne Chief Financial Officer (7)	2007	$99,717	—	—	—	$44,035	$103,715	$247,468
	2008	$239,406	—	—	$133,700	$193,066	$107,961	$674,133
	2009	$219,567	—	—	—	$—	$14,098	$233,665
Catherine Cuisson, Vice President, Corporate Controller (8)	2007	$177,148	—	—	$138,333	$59,100	$12,198	$386,779
	2008	$182,463	—	—	$276,667	$111,794	$14,319	$585,243
	2009	$183,801	$376	—	$138,333	$—	$10,941	$333,451
Dennie Rexroad, Vice President, Operations	2007	$193,253	—	—	$83,000	$63,000	$5,223	$344,475
	2008	$197,882	—	—	$166,000	$120,055	$7,543	$491,480
	2009	$198,953	$376	—	$83,000	$—	$7,493	$289,822
Drew Walker Vice President, Sales and Marketing	2007	$182,516	—	—	$83,000	$60,449	$9,681	$335,646
	2008	$190,337	—	—	$166,000	$153,545	$10,335	$520,217
	2009	$195,000	$376	—	$83,000	$—	$7,370	$285,746
Jeffrey Davis President and COO (9)	2007	$80,814	—	—	—	$35,688	$2,076	$118,578
	2008	$269,067	—	—	$159,167	$222,836	$8,992	$660,062
	2009	$290,000	$376	—	$79,583	$—	$7,051	$377,010

(1)	The value of the stock awards was calculated using the option price of $10.00 per share, which is the exercise price on options that were granted contemporaneously with the restricted stock.

(2)	In 2008, both performance based and time based options vested for the participants. The value of the options awards was calculated based on the value of the option as of the grant date, multiplied by the number of shares awarded. In 2009 and 2007, only time-based options vested for the participants. The value of the options awards was calculated based on the value of the option as of the grant date, multiplied by the number of shares awarded.
(3)	Non-equity incentive compensation for 2007 and 2008 was based on the achievement of certain financial performance goals. Additionally, in 2008 participants were awards also awarded a contribution to the 401(k) based on the achievement of financial performance goals. No non-equity incentive compensation was earned and recognized in 2009, as the financial performance goals were not achieved in 2009.
(4)	Other compensation for fiscal year 2007 includes the following: (a) Mr. Mattscheck: $7,750 in 401(k) company match, $6,173 in car allowance, $2,801 in a company paid supplemental life insurance policy, and $2,052 in country club membership dues; (b) Mr. Byrne: $2,644 in 401(k) company match, $862 in car allowance, $100,000 relating to an employment agreement, and $210 in taxable life insurance; (c) Ms. Cuisson: $5,098 in 401(k) company match, $6,735 in car allowance, and $365 in taxable life insurance; (d) Mr. Rexroad: $4,616 in 401(k) company match and $607 in taxable life insurance; (e) Mr. Walker: $5,476 in 401(k) company match, $3,827 in car allowance, and $378 in taxable life insurance; and (f) Mr. Davis: $1,625 in 401(k) company match, $263 in a car allowance, and $188 in taxable life insurance.
(5)	Other compensation for fiscal year 2008 includes the following: (a) Mr. Mattscheck: $7,750 in 401(k) company match, $6,757 in car allowance, and $1,755 in a company paid supplemental life insurance policy; (b) Mr. Byrne: $5,213 in 401(k) company match, $1,976 in car allowance, $100,000 relating to an employment agreement, and $772 in taxable life insurance; (c) Ms. Cuisson: $5,243 in 401(k) company match, $8,698 in car allowance, and $378 in taxable life insurance; (d) Mr. Rexroad: $5,936 in 401(k) company match, $984 in a car allowance, and $623 in taxable life insurance; (e) Mr. Walker: $5,710 in 401(k) company match, $4,228 in car allowance, and $397 in taxable life insurance; and (f) Mr. Davis: $5,829 in 401(k) company match, $2,280 in car allowance, and $883 in taxable life insurance.
(6)	Other compensation for fiscal year 2009 includes the following: (a) Mr. Mattscheck: $4,997 in 401(k) company match and $3,210 in taxable life, $3,225 in car allowance and company paid supplemental life insurance policy; (b) Mr. Byrne: $3,899 in 401(k) company match and $449 in taxable life insurance; (c) Ms. Cuisson: $3,435 in 401(k) company match, $7,125 in car allowance and $382 in taxable life insurance; (d) Mr. Rexroad: $3,718 in 401(k) company match, $2,815 in car allowance and $960 in taxable life insurance; (e) Mr. Walker: $3,644 in 401(k) company match, $3,115 in car allowance and $612 in taxable life insurance; and (f) Mr. Davis: $4,694 in 401(k) company match, $1,403 in car allowance and $954 in taxable life insurance.
(7)	Mr. Byrne’s 2007 and 2009 compensation information are based on his start date of July 31, 2007 and his termination date of November 13, 2009, respectively. Other compensation for fiscal year 2009 also includes $9,750, which takes into account the full value of a car allowance provided to Mr. Byrne in 2009 as, at the time of the filing of this report, the percentage of personal versus professional usage of the vehicle by Mr. Byrne was not available.
(8)	Ms. Cuisson served as our Chief Financial Officer from November 1, 1998 to July 30, 2007.
(9)	Mr. Davis’ 2007 compensation information is based on his start date of September 10, 2007.
(10)	Represents nominal year-end payments to all salaried employees, other than the Company’s chief executive officer.

Grants of Plan-Based Awards

There were no grants of any plan based awards to the named executive officers in the year ended December 31, 2009.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information concerning unexercised options and stock awards for each named executive officer outstanding as of December 31, 2009. All option and stock awards are granted with respect to the common stock of KAGY Holding Company, Inc., our parent company.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Douglas Mattscheck(1)	266,667	133,333	$10.00	April 2016
Catherine Cuisson(1)	133,333	66,667	$10.00	April 2016
Dennie Rexroad(1)	80,000	40,000	$10.00	April 2016
Drew Walker(1)	80,000	40,000	$10.00	April 2016
Jeffrey Davis(2)	62,500	62,500	$10.00	Sept. 2017

(1)	The unexercised options unexercisable represent performance-based stock options that vest upon a change of control or at the sole discretion of the Board of Directors.
(2)	Includes 20,833 time-based stock options that vest on September 11, 2010, and the remaining represent performance-based stock options that vest upon a change of control or at the sole discretion of the Board of Directors.

Option Exercises and Stock Vested

No options were exercised by the named executives officers in 2009, and no restricted stock awards vested in 2009.

Potential Payments Upon Termination or Change of Control

Pursuant to the terms of the applicable agreements and plans, set forth below is a description of the potential payments the named executive officers would receive if their employment was terminated.

Termination by the Company without Cause or by the Officer for Good Reason. If we terminate a named executive officer’s employment without cause, or if the officer terminates his or her employment for good reason, then:

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

•	all unvested options are forfeited.

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

•

All unvested options, performance or time based, granted to the officer immediately vest. Termination by the Company for Cause or by the Officer without Good Reason. If the Company terminates a named executive officer’s employment for cause or the officer terminates employment without good reason, then:

•	the Company is not obligated to pay the officer any form of compensation other than amount of base salary earned through the date of termination; and

•	all unexercised options are forfeited.

Disability or Death. If a named executive officer’s employment is terminated due to his or her disability or death, then:

•

the Company will pay the officer (or his or her beneficiary in the event of death) (i) a lump sum cash payment of all accrued compensation and (ii) an amount equal to the greater of (i) a pro rata portion of the annual bonus earned through the date of termination, or (ii) 30% of the maximum annual bonus, to be paid in twelve (12) equal monthly installments.

In order to receive any of the above-described severance benefits, the named executive officers are required to execute a release of all claims against the Company.

The tables below reflect the amount of compensation payable to each of the named executive officers in the event of termination of such officer’s employment. The amounts shown assume that such termination was effective as of December 31, 2009, and thus includes amounts earned through such time and are estimates of the amounts which would be paid out to the officer upon his or her termination. The actual amounts to be paid, if any, can only be determined at the time of such officer’s separation from the Company.

Potential Termination Payments and Benefits for Termination Without Cause or for Good Reason

Name	Base Salary	Bonus Payment ($)(1)	Value of Stock Option ($)	Restricted Stock Awards ($)(2)	Benefits and Perquisites ($)(3)	Total ($)
Douglas Mattscheck	$345,050	$103,515			$15,086	$463,651
Catherine Cuisson	$183,801	$33,084			$5,279	$222,161
Dennie Rexroad	$198,953	$35,812			$15,086	$249,851
Drew Walker	$195,000	$46,800			$15,086	$256,886
Jeffrey Davis	$290,000	$78,300			$15,086	$383,386

(1)	Bonus payment is calculated as 30% of the maximum payment under the non-equity incentive plan awards. The officer would be entitled to a pro rata portion of the annual bonus earned through the date of termination, if such amount were higher. No restricted stock was outstanding as of the reporting date.
(2)	No restricted stock was outstanding as of the reporting date.
(3)	The Company is required to provide continued coverage under health and dental benefits, at its expense, for a period ending on the earlier of (i) twelve months from the date of termination, or (ii) the date comparable coverage is obtained from a successor employer. The cost was calculated by multiplying the Company’s monthly COBRA rate by the maximum number of months for which benefits would be provided.

Potential Termination Payments and Benefits for Termination as a Result of Change of Control or Sale of the Business Transaction

Name	Base Salary	Bonus Payment ($)(1)	Value of Stock Option ($)	Restricted Stock Awards ($)(2)	Benefits and Perquisites ($)(3)	Total ($)
Douglas Mattscheck	$690,100	$103,515			$30,172	$823,787
Catherine Cuisson	$367,602	$33,084			$10,558	$411,238
Dennie Rexroad	$397,906	$35,812			$30,172	$463,890
Drew Walker	$390,000	$46,800			$30,172	$466,972
Jeffrey Davis	$580,000	$78,300			$30,172	$688,472

(1)	Bonus payment is calculated as 30% of the maximum payment under the non-equity incentive plan awards. The officer would be entitled to a pro rata portion of the annual bonus earned through the date of termination, if such amount were higher.
(2)	No restricted stock was outstanding as of the reporting date.
(3)	The Company is required to provide continued coverage under health and dental benefits, at its expense, for a period ending on the earlier of (i) twenty-four months from the date of termination, or (ii) the date comparable coverage is obtained from a successor employer. The cost was calculated by multiplying the Company’s monthly COBRA rate by the maximum number of months for which benefits would be provided.

Potential Termination Payments and Benefits for Termination As a Result of Death or Disability

Name	Base Salary	Bonus Payment ($)(1)	Value of Stock Option ($)	Restricted Stock Awards ($)(2)	Benefits and Perquisites ($)	Total ($)
Douglas Mattscheck		$103,515				$103,515
Catherine Cuisson		$33,084				$33,084
Dennie Rexroad		$35,812				$35,812
Drew Walker		$46,800				$46,800
Jeffrey Davis		$78,300				$78,300

(1)	Bonus payment is calculated as 30% of the maximum payment under the non-equity incentive plan awards. The officer would be entitled to a pro rata portion of the annual bonus earned through the date of termination, if such amount were higher.
(2)	No restricted stock was outstanding as of the reporting date.

Director Compensation

Our Board of Directors did not receive direct compensation from the Company relative to their participation on our Board for the year ended December 31, 2009.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Ownership

All of the outstanding shares of our issued and outstanding common stock are held by Holdings. The table below presents information regarding beneficial ownership of the equity securities of Holdings as of March 30, 2010 by each person who is known by us to beneficially own more than 5% of the equity securities of Holdings, by each of our directors, by each of our executive officers, and by all of our directors and executive officers as a group.

As of March 30, 2010, Holdings had 11,483,915 shares of common stock outstanding. The number of shares of common stock outstanding used in calculating the percentage for each listed person includes the shares of common stock underlying options beneficially owned by that person that are exercisable within 60 days following March 30, 2010. Notwithstanding the beneficial ownership of common stock presented below, various stockholder agreements govern the stockholders’ exercise of their voting rights with respect to the election of directors and certain other material events. The parties to these stockholders agreements have agreed to vote their shares to elect the board of directors as set forth therein. See “Certain Relationships and Related Party Transactions.”

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

Name and Address	Shares of Common Stock	Percent of Common Stock
Investment funds associated with Kohlberg & Company, LLC (1)	10,944,915	89.23%
Douglas Mattscheck (2)	466,667	3.80%
Catherine Cuisson (3)	153,333	1.25%
Dennie Rexroad (4)	101,000	*
Drew Walker (5)	101,000	*
Christopher Lacovara (6)	—	—
Samuel Frieder (6)	—	—
Seth Hollander (6)	—	—
Jeffrey Davis (7)	62,500	*
All directors and executive officers as a group (8 people)	1,071,500	8.74%

*	indicates less than 1% of common stock
(1)	Includes 5,776,453 shares owned by Kohlberg Investors V, LP (“Kohlberg V”), 4,201,138 shares owned by Kohlberg TE Investors V, LP (“Kohlberg TE V”), 477,421 shares owned by Kohlberg Partners V (“Partners V”), 386,937 shares owned by Kohlberg Offshore Investors V, LP (“Offshore V”) and 102,966 shares owned by KOCO Investors V, LP (“KOCO V”). Kohlberg Management V, LLC is the general partner of each of Kohlberg V, Kohlberg TE V, Partners V, Offshore V and KOCO V and is affiliated with Kohlberg & Company, LLC. The address of each of the entities described in this footnote (1) is 111 Radio Circle Mount Kisco, NY 10549.
(2)	Includes 266,667 shares which Mr. Mattscheck has the right to acquire within 60 days of March 30, 2010 by exercising stock options.
(3)	Includes 133,333 shares which Ms. Cuisson has the right to acquire within 60 days of March 30, 2010 by exercising stock options.
(4)	Includes 80,000 shares which Mr. Rexroad has the right to acquire within 60 days of March 30, 2010 by exercising stock options.
(5)	Includes 80,000 shares which Mr. Walker has the right to acquire within 60 days of March 30, 2010 by exercising stock options.
(6)	Christopher Lacovara, Samuel Frieder, and Seth Hollander each own membership interests in Kohlberg Management V, L.L.C., which is the general partner of the various investment funds that own shares as described in footnote (1) above.
(7)	Includes 62,500 shares which Mr. Davis has the right to acquire within 60 days of March 30, 2010 by exercising stock options

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes the securities authorized for issuance as of December 31, 2009 under our KAGY 2006 Stock Option Plan, the number of shares of our common stock issuable upon the exercise of outstanding options, the weighted average exercise price of such options and the number of additional shares of our common stock still authorized for issuance under such plans. The KAGY Stock Option Plan has been approved by our shareholders.

	(a)	(b)	(c)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
KAGY 2006 Stock Option Plan	1,205,000	$4.12	130,000

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Pursuant to our Conflicts of Interest Policy, our executive officers and certain other employees who have, or whose immediate family members have, any financial interest in an entity that engages in business with the Company or competes with the Company are required to report to us this financial interest. If the Company considers the financial interest to be in conflict with the Company’s best interests, the Company may require divestiture of the interest. However, under the Company’s bylaws, a contract or transaction between the Company and one or more of its directors or officers, or between the Company and any other corporation, partnership, association, or other organization in which one or more of the Company’s directors or officers are directors or officers, or have a financial interest will not be voidable solely because of such relationship or interest if (i) the Board is aware of such relationship or interest and a majority of the disinterested directors approves the contract or transaction in good faith, (ii) the stockholders entitled to vote on the contract or transaction are aware of such relationship or interest and approve the contract or transaction in good faith or (iii) the contract or transaction is fair as to the Company as of the time it is authorized, approved or ratified, by the Board, a committee or the stockholders.

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

PricewaterhouseCoopers LLP, and its affiliates (“PWC”), and Deloitte & Touche LLP, and its affiliates (“Deloitte”), the Company’s independent registered public accounting firm and principal accountant for the fiscal years ended December 31, 2009 and December 31, 2008, respectively, billed the fees set forth below (in thousands).

	Year Ended December 31, 2009	Year Ended December 31, 2008
PWC
Audit Fees (1)	$372,000	—
Audit-Related Fees (2)	—	—
Tax Fees (3)	$39,640	—
All Other Fees (5)	—	—

Total Fees	$411,640	—
Deloitte
Audit Fees (1)	$427,142	$647,720
Audit-Related Fees (2)	79,850	—
Tax Fees (4)	98,343	$184,072
All Other Fees (5)	—	—

Total Fees	$605,335	$831,792

(1)	Audit Fees billed in the fiscal years ended December 31, 2008 and 2009 represented fees billed by the Company’s independent registered public accounting firm and principal accountant for the following services: the audit of the Company’s annual financial statements, reviews of the Company’s quarterly financial statements, and other services normally provided in connection with statutory and regulatory filings.
(2)	The Company did not incur any “Audit-Related Fees” in the fiscal year ended December 31, 2008. In 2009, audit-related fees billed by Deloitte represented fees related to services rendered for the implementation of Sarbanes-Oxley initiated by the Company and to the review of the Company’s correspondence with the SEC.
(3)	Tax fees billed in 2009 represent fees for the tax services related to some individual 2008 tax return and other tax filings assistance preparation performed prior to the engagement of PWC as the Company’s independent registered public accounting firm and principal accountant.
(4)	Tax Fees billed for 2008 represent fees for the tax services related to the federal and state tax filings by the Company’s independent registered public accounting firm and principal accountant assistance preparation.
(5)	The Company did not incur any “All Other Fees” in the fiscal years ended December 31, 2008 and 2009 with its principal independent registered accounting firm.

The audit committee was formed on July 20, 2006. The audit committee approves all engagements of the independent registered public accounting firm in advance, including approval of related fees.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements

The financial statements are filed as part of this Annual Report on Form 10-K under Item 8 – “Financial Statements.”

(b)	Financial Statement Schedules

Financial statement schedules have been omitted because they are either not required, not applicable, or the information is presented in the Consolidated Financial Statements and the notes thereto in Item 8 above.

(c)	Exhibits

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of AGY Holding Corp. (incorporated by reference to Exhibit 3.1 of Form S-4 (File No. 333-150749) filed May 8, 2008)

3.2	By-laws of AGY Holding Corp. (incorporated by reference to Exhibit 3.2 of Form S-4 (File No. 333-150749) filed May 8, 2008)

3.3	Certificate of Formation of AGY Aiken LLC (incorporated by reference to Exhibit 3.3 of Form S-4 (File No. 333-150749) filed May 8, 2008)

3.4	Limited Liability Company Agreement of AGY Aiken LLC (incorporated by reference to Exhibit 3.4 of Form S-4 (File No. 333-150749) filed May 8, 2008)

3.5	Certificate of Formation of AGY Huntingdon LLC (incorporated by reference to Exhibit 3.5 of Form S-4 (File No. 333-150749) filed May 8, 2008)

3.6	Limited Liability Company Agreement of AGY Huntingdon LLC (incorporated by reference to Exhibit 3.6 of Form S-4 (File No. 333-150749) filed May 8, 2008)

4.1	Indenture, dated as of October 25, 2006 among AGY Holding Corp., AGY Aiken LLC, AGY Huntingdon LLC, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 of Form S-4 (File No. 333-150749) filed May 8, 2008)

4.2	First Supplemental Indenture dated as of March 28, 2008 by and among AGY Holding Corp., AGY Aiken LLC, AGY Huntingdon LLC, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 of Form S-4 (File No. 333-150749) filed May 8, 2008)

4.3	Registration Rights Agreement dated as of October 25, 2006 by and among AGY Holding Corp., AGY Aiken LLC, AGY Huntingdon LLC and UBS Securities LLC (incorporated by reference to Exhibit 4.3 of Form S-4 (File No. 333-150749) filed May 8, 2008)

4.4	Form of 11% Senior Second Lien Notes due 2014 (incorporated by reference to Exhibit 4.4 of Form S-4 (File No. 333-150749) filed May 8, 2008)

4.5	Security Agreement dated as of October 25, 2006 among AGY Holding Corp., AGY Aiken LLC, AGY Huntingdon LLC, and U.S. Bank National Association, as collateral agent (incorporated by reference to Exhibit 4.5 of Form S-4 (File No. 333-150749) filed May 8, 2008)

4.6	Shareholders’ Agreement dated June 10, 2009 by and among Grace Technology Investment Co., Ltd., AGY (Cayman) and Main Union Industrial Ltd. (incorporated by reference to Exhibit 10.5 of Form 10-Q (File No. 333-150749) filed August 19, 2009)

4.7	Credit Agreement, dated as of October 25, 2006 by and among AGY Holding Corp., AGY Aiken LLC, AGY Huntingdon LLC, KAGY Holding Company, Inc., UBS Securities LLC, UBS Loan Finance LLC, UBS AG, Stamford Branch, as administrative and collateral agent on behalf of the lenders, and the lenders party thereto (incorporated by reference to Exhibit 10.1 of Form S-4 (File No. 333-150749) filed May 8, 2008)

4.8	Amendment No. 1 dated as of December 12, 2006 by and among AGY Holding Corp., Aiken LLC, AGY Huntingdon LLC, KAGY Holding Company, Inc., UBS Securities LLC, UBS Loan Finance LLC, UBS AG, Stamford Branch, as administrative and collateral agent on behalf of the lenders, and the lenders party thereto (incorporated by reference to Exhibit 10.2 of Form S-4 (File No. 333-150749) filed May 8, 2008)

4.9	Amendment No. 2 and Consent dated as of March 14, 2008 by and among AGY Holding Corp., Aiken LLC, AGY Huntingdon LLC, KAGY Holding Company, Inc., UBS AG, Stamford Branch, as administrative and collateral agent on behalf of the lenders, and the lenders party thereto (incorporated by reference to Exhibit 10.3 of Form S-4 (File No. 333-150749) filed May 8, 2008)

4.10	Amendment No. 3 and Consent dated as of June 8, 2009 by and among AGY Holding Corp., the other Borrowers (as defined therein), KAGY Holding Company, Inc., the Subsidiary Guarantors (as defined therein), UBS AG, Stamford Branch, as administrative agent for the lenders party thereto (incorporated by reference to Exhibit 10.5 of Form 10-Q (File No. 333-150749) filed August 19, 2009)

4.11	Security Agreement dated as of October 25, 2006, among AGY Holding Corp., AGY Aiken LLC, AGY Huntingdon LLC, KAGY Holding Company, Inc., and UBS AG, Stamford Branch, as collateral agent (incorporated by reference to Exhibit 10.5 of Form S-4 (File No. 333-150749) filed May 8, 2008)

4.12	Intercreditor Agreement dated as of October 25, 2006 among AGY Holding Corp., AGY Aiken LLC, AGY Huntingdon LLC, KAGY Holding Company, Inc., UBS AG, Stamford Branch, collateral agent, and U.S. Bank National Association, as trustee and noteholder collateral agent (incorporated by reference to Exhibit 10.8 of Form S-4 (File No. 333-150749) filed May 8, 2008)

4.13	Form of Stockholders Agreement dated as of April 7, 2006 by and among KAGY Holding Company, Inc., AGY Holding Corp., as successor by merger to KAGY Acquisition Corp., and certain stockholders of KAGY Holdings Corp. party thereto (incorporated by reference to Exhibit 10.16 of Form S-4 (File No. 333-150749) filed May 8, 2008)

4.14	Form of Registration Rights Agreement dated as of April 7, 2006 by and among KAGY Holding Company, Inc., AGY Holding Corp., as successor by merger to KAGY Acquisition Corp., and certain stockholders of KAGY Holdings Corp. party thereto (incorporated by reference to Exhibit 10.17 of Form S-4 (File No. 333-150749) filed May 8, 2008)

10.1	Management Agreement dated as of April 7, 2006 by and among KAGY Holding Company, Inc., AGY Holding Corp., as successor by merger to KAGY Acquisition Corp., and Kohlberg & Company, LLC (incorporated by reference to Exhibit 10.15 of Form S-4 (File No. 333-150749) filed May 8, 2008)

10.2	Amended and Restated Employment Agreement dated effective as of April 7, 2006 by and between KAGY Holding Company, Inc., AGY Holding Corp. and Douglas J. Mattscheck (incorporated by reference to Exhibit 10.18 of Form S-4 (File No. 333-150749) filed May 8, 2008)*

10.3	Employment Agreement dated effective as of April 7, 2006 by and between KAGY Holding Company, Inc., AGY Holding Corp. and Catherine Cuisson (incorporated by reference to Exhibit 10.20 of Form S-4 (File No. 333-150749) filed May 8, 2008)*

10.4	Employment Offer Letter dated as of December 8, 2004 between AGY Holding Corp. and Dennis Rexroad (incorporated by reference to Exhibit 10.21 of Form S-4 (File No. 333-150749) filed May 8, 2008)*

10.5	First Amendment to Employment Offer Letter dated effective as of April 7, 2006 by and between KAGY Holding Company, Inc., AGY Holding Corp. and Dennis Rexroad (incorporated by reference to Exhibit 10.22 of Form S-4 (File No. 333-150749) filed May 8, 2008)*

10.6	Employment Offer Letter dated as of December 10, 2004 between AGY Holding Corp. and Drew Walker (incorporated by reference to Exhibit 10.23 of Form S-4 (File No. 333-150749) filed May 8, 2008)*

10.7	First Amendment to Employment Offer Letter dated effective as of April 7, 2006 by and between KAGY Holding Company, Inc., AGY Holding Corp. and Drew Walker (incorporated by reference to Exhibit 10.24 of Form S-4 (File No. 333-150749) filed May 8, 2008)*

10.8	Employment Offer Letter dated as of June 7, 2007 by and between KAGY Holdings, Inc. and Jeffrey J. Davis (incorporated by reference to Exhibit 10.25 of Form S-4 (File No. 333-150749) filed May 8, 2008)*

10.9	KAGY Holding Company, Inc. Severance Plan adopted as of April 7, 2006 (incorporated by reference to Exhibit 10.26 of Form S-4 (File No. 333-150749) filed May 8, 2008)*

10.10	KAGY Holding Company, Inc. 2006 Stock Option Plan (incorporated by reference to Exhibit 10.27 of Form S-4 (File No. 333-150749) filed May 8, 2008)*

10.11	Form of Stock Option Grant under the KAGY Holding Company, Inc. 2006 Stock Option Plan (incorporated by reference to Exhibit 10.28 of Form S-4 (File No. 333-150749) filed May 8, 2008)*

10.12	Amended and Restated Supply Agreement, dated as of May 1, 2006, between Nouveau Verre Holdings LLC, Porcher Industries, S.A., BGF Industries, Inc., Chavanoz S.A., Shanghai – Porcher Industries, Sovoutri S.A., Fothergill P.L.C., The Other Affiliates of Porcher, and AGY Holdings Corp (incorporated by reference to Exhibit 10.29 of Form S-4 (File No. 333-150749) filed May 8, 2008)

10.13	Amended and Restated Alloy Services Agreement, dated as of September 16, 2003, by and between Advanced Glassfiber Yarns LLC and Owens Corning (incorporated by reference to Exhibit 10.30 of Form S-4 (File No. 333-150749) filed May 8, 2008)

10.14	Amendment No. 1 to Amended and Restated Alloy Services Agreement, dated as of November 26, 2006, by and between AGY Holding Corp., as successor-in-interest to Advanced Glassfiber Yarns LLC, and Owens Corning (incorporated by reference to Exhibit 10.31 of Form S-4 (File No. 333-150749) filed May 8, 2008)

10.15	Amendment No. 2 to Amended and Restated Alloy Services Agreement, dated as of October 26, 2007, by and between AGY Holding Corp., as successor-in-interest to Advanced Glassfiber Yarns LLC, and Owens Corning (incorporated by reference to Exhibit 10.32 of Form S-4 (File No. 333-150749) filed May 8, 2008)

10.16	Sale and Purchase Agreement by and among Grace Technology Investment Co., Ltd., Grace THW Holding Limited, and AGY (Cayman) dated as of March 12, 2009 (incorporated by reference to Exhibit 10.34 of Form 10-K (File No. 333-150749) filed March 25, 2009)

10.17	Framework Agreement by and among Grace THW Holding Limited, Grace Technology Investment Co., Ltd., AGY Holding Corp., AGY (Cayman), Main Union Industrial Ltd., and Shanghai Grace Technology Co., Ltd., dated as of March 12, 2009 (incorporated by reference to Exhibit 10.35 of Form 10-K (File No. 333-150749) filed March 25, 2009)

10.18	Option Agreement dated June 10, 2009 by and among Grace Technology Investment Co., Ltd., AGY (Cayman) and Main Union Industrial Ltd. (incorporated by reference to Exhibit 10.5 of Form 10-Q (File No. 333-150749) filed August 19, 2009) **

10.19	Master Lease Agreement dated September 28, 2009 by and between DB Energy Trading LLC and AGY Holding Corp. (incorporated by reference to Exhibit 10.1 of Form 10-Q (File No. 333-150749) filed November 13, 2009) **

12.1	Statements re: Computations of Ratios‡

14.1	Code of Business Ethics and Business Conduct (incorporated by reference to exhibit 14.1 of Form 10-K (File No. 333-150749) filed March 25, 2009)

16.1	Letter dated January 26, 2010 from Deloitte & Touche LLP (incorporated by reference to Exhibit 16.1 of Form 8-K (File No. 333-150749) filed January 26, 2010).

21.1	Subsidiaries of the Company ‡

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer ‡

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer and Principal Accounting Officer ‡

32.1	Section 1350 Certification of Principal Executive Officer ‡

32.2	Section 1350 Certification of Principal Financial Officer and Principal Accounting Officer ‡

*	Management contract.
‡	Filed herewith.
**	This exhibit was filed separately with the Securities and Exchange Commission pursuant to an application for confidential treatment. The confidential portions have been omitted and have been marked with an asterisk.

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Aiken, State of South Carolina, on the 31st day of March, 2010.

AGY HOLDING CORP.
(Registrant)

By:	/s/ DOUGLAS J. MATTSCHECK
Douglas J. Mattscheck
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the date indicated below.

Signature	Title	Date

/s/ Douglas J. Mattscheck Douglas J. Mattscheck	Chief Executive Officer and Director (Principal Executive Officer)	March 31, 2010

/s/ CATHERINE A. CUISSON Catherine A. Cuisson	VP of Finance, Corporate Controller (Principal Financial and Accounting Officer)	March 31, 2010

/s/ CHRISTOPHER LACOVARA Christopher Lacovara	Director	March 31, 2010

/s/ SAMUEL P. FRIEDER Samuel P. Frieder	Director	March 31, 2010

/s/ SETH H. HOLLANDER Seth H. Hollander	Director	March 31, 2010

AGY HOLDING CORP. AND SUBSIDIARIES

Index to Financial Statements

Page

Report of Independent Registered Public Accounting Firm with respect to the Consolidated Financial Statements as of and for the Year Ended December 31, 2009	F-2

Report of Independent Registered Public Accounting Firm with respect to the Consolidated Financial Statements as of December 31, 2008 and for the Years ended December 31, 2008 and 2007	F-3

Consolidated Financial Statements as of December 31, 2009 and 2008 and for the Years Ended December 31, 2009, 2008 and 2007:

• Balance Sheets	F-4

• Statements of Operations	F-5

• Statements of Changes in Shareholder’s Equity	F-6

• Statements of Cash Flows	F-7

• Notes to the Consolidated Financial Statements	F-9

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of

AGY Holding Corp. and Subsidiaries

Aiken, SC

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of AGY Holding Corp. and its subsidiaries at December 31, 2009, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Charlotte, North Carolina

March 29, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of

AGY Holding Corp. and Subsidiaries

Aiken, SC

We have audited the accompanying consolidated balance sheets of AGY Holding Corp. and subsidiaries (the “Company”) as of December 31, 2008, and the related consolidated statements of operations, changes in shareholder’s equity, and cash flows for the years ended December 31, 2008 and 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2008, and the results of its operations and its cash flows for the years ended December 31, 2008 and 2007, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Greenville, South Carolina

March 20, 2009

AGY Holding Corp. And Subsidiaries

Consolidated Balance Sheets

As of December 31, 2009 and 2008

(Dollars in thousands except share and per share amounts)

	December 31, 2009	December 31, 2008
Assets
Current assets:
Cash	$3,439	$4,760
Restricted cash	—	1,239
Trade accounts receivables, less allowances of $2,558 and $3,604 at December 31, 2009 and 2008, respectively	18,682	14,023
Inventories, net	29,734	39,992
Deferred tax assets	6,382	6,708
Other current assets	2,560	2,115

Total current assets	60,797	68,837
Property, plant and equipment, and alloy metals, net	249,096	178,880
Intangible assets, net	19,667	21,453
Goodwill	—	84,992
Other assets	1,306	1,325

TOTAL	$330,866	$355,487

Liabilities, Obligation Under Put/Call for Noncontrolling Interest and Shareholder’s Equity
Current liabilities:
Accounts payable	$13,718	$9,494
Accrued liabilities	17,563	17,662
Short-term borrowings	5,661	—
Current portion of long-term debt	5,142	—

Total current liabilities	42,084	27,156
Long-term debt	221,666	191,400
Pension and other employee benefit plans	12,052	10,917
Other liabilities	4,465	—
Deferred tax liabilities	13,768	27,709

Total liabilities	294,035	257,182

Commitments and contingencies
Obligation under put/call for noncontrolling interest	11,320	—

Shareholder’s equity:
Common stock, $.0001 par value per share; 5,000,000 shares authorized; 1,291,667 shares issued and outstanding	—	—
Additional paid-in capital	122,144	101,729
Accumulated deficit	(96,440)	(4,047)
Accumulated other comprehensive (deficit) income	(193)	623

Total shareholder’s equity	25,511	98,305

TOTAL	$330,866	$355,487

The accompanying notes are an integral part of the consolidated financial statements.

AGY Holding Corp. And Subsidiaries

Consolidated Statements of Operations

For the Years Ended December 31, 2009, 2008 and 2007

(Dollars in thousands)

	2009	2008	2007
Net sales	$153,852	$236,487	$184,371
Cost of goods sold	156,512	190,154	146,468

Gross profit (loss)	(2,660)	46,333	37,903
Selling, general and administrative expenses	15,963	20,237	17,439
Restructuring charges	789	—	—
Amortization of intangible assets	1,003	1,858	1,676
Goodwill impairment charge	84,992	—	—
Other operating (expense) income	(791)	208	204

Income (loss) from operations	(106,198)	24,446	18,992
Other (expense) income:
Interest expense	(22,235)	(23,086)	(20,119)
Gain on bargain purchase	20,376	—	—
Other income, net	1,466	79	151

Income (loss) before income tax (expense) benefit	(106,591)	1,439	(976)
Income tax benefit (expense)	13,079	(1,269)	334

Net (loss) income	(93,512)	170	(642)
Less: Net loss attributable to the noncontrolling interest	(1,119)	—	—

Net (loss) income attributable to AGY Holding Corp.	$(92,393)	$170	$(642)

The accompanying notes are an integral part of the consolidated financial statements.

AGY Holding Corp. And Subsidiaries

Consolidated Statements of Changes in Shareholder’s Equity

For the Years Ended December 31, 2009, 2008 and 2007

(Dollars in thousands except share and per share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Deficit)	Noncontrolling Interest (“NCI”)	Total Shareholder’s Equity
	Shares	Amount
BALANCE — December 31, 2006	1,291,667	$—	$98,802	$(3,568)	$139	$—	$95,373

Comprehensive loss:
Net loss	—	—	—	(642)	—	—	(642)
Foreign currency translation adjustment	—	—	—	—	(4)	—	(4)
Pension and other postretirement benefit plans — net of tax of $123	—	—	—	—	(204)	—	(204)

Total comprehensive loss	—	—	—	(642)	(208)	—	(850)

Stock compensation	—	—	1,300	—	—	—	1,300
Effect of adopting ASC 715 — net of tax of $136	—	—	—	—	224	—	224
Effect of adopting ASC 740 — net of tax of $2	—	—	—	(7)	—	—	(7)

BALANCE — December 31, 2007	1,291,667	—	100,102	(4,217)	155	—	96,040

Comprehensive income:
Net income	—	—	—	170	—	—	170
Foreign currency translation adjustment	—	—	—	—	20	—	20
Pension and other postretirement benefit plans — net of tax of $282	—	—	—	—	448	—	448

Total comprehensive income	—	—	—	170	468	—	638

Stock compensation	—	—	1,627	—	—	—	1,627

BALANCE — December 31, 2008	1,291,667	—	101,729	(4,047)	623	—	98,305

Comprehensive income:
Net loss	—	—	—	(92,393)	—	—	(92,393)
Foreign currency translation adjustment	—	—	—	—	14	—	14
Pension and other postretirement benefit plans — net of tax of $508	—	—	—	—	(830)	—	(830)

Total comprehensive income	—	—	—	(92,393)	(816)	—	(93,209)

Capital contribution	—	—	20,000	—	—	—	20,000
Stock compensation	—	—	415	—	—	—	415
Fair value of NCI at acquisition date of consolidated subsidiary	—	—	—	—	—	12,431	—
Effect of obligation under put/call for NCI	—	—	—	—	—	(12,431)	—

BALANCE — December 31, 2009	1,291,667	$—	$122,144	$(96,440)	$(193)	$—	$25,511

The accompanying notes are an integral part of the consolidated financial statements.

AGY Holding Corp. And Subsidiaries

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2009, 2008 and 2007

(Dollars in thousands)

	2009	2008	2007
Cash flows from operating activities:
Net income (loss)	$(93,512)	$170	$(642)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Goodwill impairment charge	84,992	—	—
Effect of adopting ASC 805 for acquisition-related costs	1,098	—	—
Gain on bargain purchase for majority interest business acquisition	(20,376)	—	—
Depreciation	12,608	10,844	10,958
Alloy metals depletion, net	6,733	12,373	6,960
Amortization of debt issuance costs	713	723	665
Amortization of intangibles with definite lives	1,003	1,858	1,676
Gain on sale, disposal of assets or exchange of property and equipment and alloy metals	(1,178)	(635)	(109)
Gain on early extinguishment of debt	(1,138)	—	—
Stock compensation	415	1,627	1,300
Deferred income tax (benefit) expense	(13,107)	1,068	(438)
Changes in assets and liabilities (net of assets acquired):
Trade accounts receivable	870	2,694	(444)
Inventories	12,759	(7,565)	31
Other assets	(26)	406	865
Accounts payable	1,614	(2,226)	4,702
Accrued and other liabilities	(4,411)	1,123	1,718
Pension and other employee benefit plans	(203)	115	(1,278)

Net cash (used in) provided by operating activities	(11,146)	22,575	25,964

Cash flows from investing activities:
Purchases of property and equipment and alloy metals	(13,349)	(40,598)	(14,356)
Reimbursement of (payment for) acquisition of Continuous Filament Mat (“CFM”) business	—	2,300	(7,280)
Proceeds from the sale of property and equipment and alloy metals	15,939	1,326	264
Decrease (increase) in restricted cash	13,056	(22)	(60)
Payment for majority interest business acquisition, net of cash acquired	(18,153)	—	—
Other investing activities	—	(1,098)	85

Net cash used in investing activities	(2,507)	(38,092)	(21,347)

Cash flows from financing activities:
Proceeds from Revolving Credit Facility borrowings	67,400	94,200	11,000
Payments of Revolving Credit Facility borrowings	(64,550)	(77,800)	(11,000)
Purchases of Senior Secured Notes	(1,793)	—	—
Proceeds from AGY Asia Credit Facility borrowings	3,635	—	—
Payment on Shanghai Grace Fabric Corporation loan	(12,309)	—	—
Payments on capital leases	—	(1,246)	(944)
Capital contribution	20,000	—	—
Debt issuance costs and other	(100)	(100)	(44)

Net cash provided by (used in) financing activities	12,283	15,054	(988)

Effect of exchange rate changes on cash	49	19	(5)
Net (decrease) increase in cash	(1,321)	(444)	3,624
Cash, beginning of year	4,760	5,204	1,580

Cash, end of year	$3,439	$4,760	$5,204

AGY Holding Corp. And Subsidiaries

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2009, 2008 and 2007

(Dollars in thousands)

	2009	2008	2007
Supplemental disclosures of cash flow information:
Cash paid for interest	$21,381	$22,357	$20,645

Cash paid for income taxes	$146	$488	$178

Supplemental disclosures of noncash financing/investing activities:
Increase (decrease) in minimum pension liability adjustment	$526	$(187)	$204

Construction in-progress included in accounts payable	$844	$1,486	$705

The accompanying notes are an integral part of the consolidated financial statements.

AGY HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

(Dollars in thousands, unless otherwise noted)

1. OVERVIEW AND BASIS OF PRESENTATION

Overview — As used in this Form 10-K and in these notes, the terms “AGY”, the “Company”, “we”, “us”, “our” mean AGY Holding Corp and subsidiary companies.

AGY Holding Corp. is a Delaware corporation with its headquarters in South Carolina. KAGY Holding Company, Inc. (“Holdings”) is the sole shareholder. AGY Holding Corp. and its subsidiaries (collectively, “AGY” or the “Company”) is a leading manufacturer of advanced glass fibers that are used as reinforcing materials in numerous diverse high-value applications, including aircraft laminates, ballistic armor, pressure vessels, roofing membranes, insect screening, architectural fabrics, and specialty electronics. AGY is focused on serving end-markets that require glass fibers for applications with demanding performance criteria, such as the aerospace, defense, construction, electronics, automotive, and industrial end-markets.

As discussed in Note 3, on June 10, 2009, the Company acquired a 70% interest in a foreign company, whose results of operations since the acquisition date are included in the accompanying consolidated financial statements. Since this acquisition, the Company has two manufacturing facilities located in the United States and one in the People’s Republic of China (“PRC” or “China”) and operates as two reportable segments (each a single operating segment) consisting of AGY US manufacturing operations (“AGY US”) and AGY’s Asian manufacturing operations (“AGY Asia”).

As discussed in Note 3, in 2007, the Company acquired the North American Continuous Filament Mat (“CFM”) business of Owens Corning America.

Basis of Consolidation and Presentation — The accompanying financial statements and related notes present and discuss our consolidated financial position as of December 31, 2009 and 2008, and the consolidated results of our operations, cash flows, and changes in shareholder’s equity for the years ended December 31, 2009, 2008 and 2007. The business is conducted through AGY Holding Corp., its two wholly owned domestic subsidiaries AGY Aiken LLC and AGY Huntingdon LLC and its wholly owned foreign subsidiaries, AGY Europe SARL (France) and AGY Cayman LLC (Cayman Islands). AGY Cayman LLC (Cayman Islands) is the holding company of the 70% controlling ownership in AGY Hong Kong Ltd. (former Main Union Industrial Ltd.) and its subsidiaries (which are collectively referred to herein as “AGY Asia”) since June 10, 2009. All significant intercompany accounts and transactions have been eliminated in consolidation.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash — The Company considers cash on hand, cash deposited in financial institutions, and money market accounts with maturities of less than 90 days at date of purchase to be cash and cash equivalents. These are stated at cost, which approximates market value. At December 31, 2009 and 2008, the Company had no cash equivalents.

Restricted Cash — As of December 31, 2009 and 2008, the Company had approximately $0 and $1,239 in restricted cash, respectively, which represented funds set aside in escrow for potential payments to be made for disputed and allowed claims, resulting from the Company, under prior ownership, emerging from bankruptcy in April 2004. As a result of an approved settlement discussed in Note 9, the $1,239 of restricted cash in escrow for disputed taxes was released.

Revenue Recognition — Revenues are recognized when title and risk of loss pass to the customer. Most of the Company’s revenues are recognized upon shipment to customers or upon usage notification for customers on consignment. Provisions for discounts and rebates to customers, returns and other adjustments are provided in the same period that the related sales are recorded and are based on historical experience, current conditions and contractual obligations, as applicable.

AGY HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

(Dollars in thousands, unless otherwise noted)

Inventories – net — Inventories are stated at the lower of cost or market. Cost, which includes material, labor, and overhead, is determined using the first-in, first-out method, except for certain packaging materials valued on an average-cost method. Inventories are stated net of estimated reserves for excess, obsolete, and lower of cost or market adjustments.

Property, Plant, and Equipment and Alloy Metals — Property, plant, and equipment are recorded at cost or when acquired as part of a business combination, at their estimated fair market value pursuant to the purchase accounting guidance in Accounting Standards Codification (“ASC”) 805. Depreciation is computed by the straight-line method over the estimated useful lives of the respective assets. Depreciation on leasehold improvements is based on the lesser of the terms of the respective leases or the estimated economic life of the assets. Substantially all depreciation expense is included in cost of goods sold. Improvements are capitalized, while repair and maintenance costs are expensed as incurred.

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

Alloy metal additions are recorded at cost, or at fair value if acquired in a business combination, and alloy metal loss is recognized based on weighted-average historical cost per type of alloy metal.

Significant Customers and Concentration of Credit Risk — Two customers accounted for approximately 11% and 29%, respectively, of the Company’s gross consolidated accounts receivable as of December 31, 2009, compared to 24% and 11%, respectively, as of December 31, 2008. Sales to the two largest customers represented approximately 17% and 11% of the Company’s total sales, respectively, for the year ended December 31, 2009, compared to 32% and 5%, respectively, of total sales for the year ended December 31, 2008. The Company generally does not require collateral from customers and provides a reserve for uncollectible accounts based on customers’ credit history, aging of the receivables, and past due delinquency status.

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

Stock-Based Compensation — The Company applies the provisions of ASC 718 regarding accounting for Share-Based Payment, which requires companies to recognize in the consolidated statement of operations the grant-date fair value of stock awards issued to employees and directors.

Foreign Currency Translation — The assets and liabilities of the international subsidiaries whose functional currency is a foreign currency are translated into U.S. dollars at the period-end spot exchange rate. Cumulative currency translation adjustments are included in “accumulated other comprehensive income (loss)” in the shareholder’s equity section of the consolidated balance sheets. Income and expenses in foreign currencies are translated at the average exchange rates prevailing during each year. Gains and losses from foreign currency transactions were not material for the year ended December 31, 2009 and 2008.

AGY HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

(Dollars in thousands, unless otherwise noted)

Use of Estimates — The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company’s most significant estimates include assessment of intangible and tangible assets for impairment, estimates used in determining pension and postretirement medical obligations, estimates used in determining stock-based compensation, and the determination of the sales discounts and rebates allowance as well as the valuation allowance on deferred tax assets. Actual results could differ from those estimates.

Goodwill and Intangible Assets — The Company accounts for goodwill and other intangible assets in accordance with the provisions of ASC 350. Goodwill and intangible assets with indefinite lives are not amortized, but instead are subject to annual impairment testing conducted each year as of October 31. The goodwill asset impairment test involves comparing the fair value of a reporting unit to its carrying amount. If the carrying amount of a reporting unit exceeds its fair value, a second step comparing the implied fair value of the reporting unit’s goodwill to the carrying amount of that goodwill is required to measure the potential goodwill impairment loss. Interim tests may be required if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

As defined in ASC 350-20-35, a reporting unit is an operating segment, or one level below an operating segment. Since the Company’s Asian business combination in June 2009, the Company determined that it operates as two reportable units consisting of AGY US and AGY Asia, each a separate operating segment, as discussed in the Segment Information footnote. As there are no reporting units below the operating segment level, the reportable units are the level at which the Company tests for goodwill impairment.

All of the Company’s goodwill and other intangible assets with indefinite lives relate to AGY US, and accordingly, the Company’s test for impairment is based on the fair value of the AGY US reporting unit.

As discussed in Note 7 and Note 19, management concluded that as of October 31, 2009, the goodwill associated with the AGY US reporting segment was fully impaired. As a result, the Company recognized a non-cash pre-tax goodwill impairment charge of approximately $85.0 million, classified as a “loss from operations” for the year ended December 31, 2009.

Other intangible assets are recorded at cost, or when acquired as part of a business combination, at their estimated fair value. These assets relates only to the AGY US reporting segment and include customer relationships, process technology, non-compete covenant, deferred financing fees and trademarks as discussed in Note 6. The Company’s process technology consists of several patents that relate to the design, application or manufacturing for key products, and its estimated life is based on the average legal life of the patents and the Company’s estimated economic life of the processes. Intangible with indefinite lives (trademarks) are subject to at least annual impairment testing, which compares the fair value of the intangible asset with its carrying amount. The results of these assessments did not indicate any impairment to these intangible assets for the years presented. As of December 31, 2009, the fair value of the trademarks exceeded their carrying value by 6%.

Impairment of Long-Lived Assets — Pursuant to ASC 360-10, the Company evaluates its long-lived assets, including its tangible assets consisting of property plant, and equipment, and alloy metals (which are an integral part of the Company’s installed glass-melting furnaces) and its definite-lived intangible assets, for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. A significant decrease in the spot market price of alloy precious metals is one of the factors considered by management in determining the need to test this asset group for recoverability. However, management also takes into account that the market price of the precious metals may be volatile over short periods of time. Accordingly, changes in the market price of alloy precious metals may not trigger impairment assessment because such changes may not significantly impact future cash flows expected from the use of the alloy metals on an ongoing basis.

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

AGY HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

(Dollars in thousands, unless otherwise noted)

As a result of the first step of the annual goodwill impairment on October 31, 2009 for the AGY US reporting segment, management tested for impairment the long-lived assets of this reporting segment. Based on the analysis performed by management, the total recoverable cash flows of the long-lived assets group substantially exceeded its carrying value. No impairment charge was recognized in either 2009 or 2008.

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

The Company’s only derivative financial instruments at December 31, 2009 and 2008 were forward contracts to purchase natural gas used in the manufacturing operations.

Cost of Goods Sold — Cost of Goods Sold includes all costs of manufacturing, including direct manufacturing labor and fringe benefits, direct material, direct energy, and direct repairs and maintenance. In addition, Cost of Goods Sold includes indirect manufacturing expenses such as expenses of manufacturing support labor, indirect energy and consumable supplies, as well as inbound and outbound freight, duties, inspection, quality and distribution activities. The Company includes inbound freight charges, purchasing and receiving costs, inspection costs, internal transfer costs and other costs of its distribution network in Cost of Goods Sold.

Selling, General and Administrative expenses — Selling, General and Administrative expenses include salaries, wages, travel, outside services and supplies of the Management, Sales and Marketing, and Science and Technology functions, which are unrelated to the manufacturing processes.

Income Taxes — The Company accounts for income taxes using the asset and liability method approach under ASC 740. Deferred income tax assets and liabilities reflect tax net operating loss and credit carryforwards and the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. Deferred tax assets require a valuation allowance when it is more likely than not, based on the evaluation of positive and negative evidence, that some portion of the deferred tax assets may not be realized. The realization of deferred tax assets is dependent upon the timing and magnitude of future taxable income prior to the expiration of the deferred tax assets’ attributes. On an on-going basis, the Company evaluates whether its deferred tax assets are realizable and the need for a valuation allowance considering objective evidence such as reversal of the Company’s existing deferred tax liabilities, and forecasts of future taxable income. On January 1, 2007, the Company adopted the provisions of ASC 740, Accounting for Uncertainty in Income Taxes, which requires that uncertain tax positions be sustainable under regulatory review by tax authorities assumed to have all relevant information at a more-likely-than-not level based upon its technical merits before any benefit can be recognized.

The Company considers its foreign earnings in AGY Europe SARL and in AGY Asia to be permanently invested and accordingly, the Company did not provide U.S. income taxes on the undistributed earnings of AGY Europe SARL and AGY Asia.

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

Conditional Asset Retirement Obligations — The Company accounts for conditional asset retirement obligations in accordance with the provisions of ASC 410, Accounting for Conditional Asset Retirement Obligations, which requires that any legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may not be within the Company’s control be recognized as a liability at the fair value of the conditional asset retirement obligation, if the fair value of the liability can be reasonably estimated. However, sufficient information may not be available to reasonably estimate the fair value of an asset retirement obligation. See Note 22 for additional discussion regarding conditional asset retirement obligations.

AGY HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

(Dollars in thousands, unless otherwise noted)

Fair Value of Financial Instruments — The fair value of financial instruments in the accompanying consolidated financial statements approximates the carrying value, unless otherwise disclosed.

Adoption of New Accounting Standards — In August 2009, the Financial Accounting Standards Board (“FASB”) issued new authoritative guidance ASC 820 regarding Measuring Liabilities at Fair Value. The new guidance provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, an entity is required to measure fair value utilizing one or more of the following techniques: (1) a valuation technique that uses quoted prices for identical or similar liabilities when traded as assets; or (2) another valuation technique that is consistent with the principles of ASC 820, such as a present value technique or market approach. The Company adopted the new guidance in the third quarter of 2009 and this adoption did not materially affect the Company’s results of operations, cash flows, or financial position.

In June 2009, the FASB issued ASC 105 (formerly Statement No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162). ASC 105 establishes the “FASB Accounting Standards Codification” (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. All guidance contained in the Codification carries an equal level of authority. On the effective date of ASC 105, the Codification supersedes all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification became non-authoritative. ASC 105 was effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of the Codification in the third quarter of 2009 did not have an effect on the Company’s results of operations, cash flows, or financial position. However, because the Codification completely replaces existing standards, it did affect the way GAAP is referenced within the consolidated financial statements and accounting policies.

In May 2009, the FASB issued ASC 855 (formerly Statement of Financial Accounting Standards (“SFAS”) No. 165, Subsequent Events), which established principles and requirements for subsequent events. The statement details the period after the balance sheet date during which the Company should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which the Company should recognize events or transactions occurring after the balance sheet date in its financial statements and the required disclosures for such events. Under the requirements of ASC 855, which the Company adopted for the quarter ended June 30, 2009, subsequent events have been evaluated.

In April 2009, the FASB issued three staff positions (“FSPs”) intended to provide additional guidance and enhanced disclosures for fair value measurements and impairment of debt securities. The first, which amended ASC 825 (formerly FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments), requires that publicly traded companies make the same disclosures about the fair value of financial instruments for interim reporting periods as are required in annual financial statements. The second, which amended ASC 320 (formerly FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments), provides guidance on how to determine whether an available-for-sale, or held-to-maturity, security is other-than-temporarily-impaired, and requires the impairment to be split between (i) its credit loss (the difference between the discounted cash flows expected to be collected and the amortized cost basis of the security), which is reported in earnings, and (ii) impairment from other factors, which is reported in other comprehensive income. The third, which amended ASC 820 (formerly FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly), provides guidance to help determine whether a market is inactive, and to determine whether transactions in that market are not orderly. These amendments were effective for interim and annual reporting periods ending after June 15, 2009. There was no impact from the adoption of the provisions of these FSPs on the Company’s results of operations, cash flows, or financial position.

Effective January 1, 2009, the Company adopted the provisions of ASC 805 (formerly FSP FAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141(R)”), which became effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Among other things, ASC 805 requires that all acquisition-related costs be expensed as incurred. At December 31, 2008, under the prior guidance of SFAS No. 141(R), the Company had deferred $1,098 of acquisition-related costs associated with its

AGY HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

(Dollars in thousands, unless otherwise noted)

proposed acquisition of a majority interest in a Chinese company. In adopting this new accounting standard, the Company expensed (classified as “other operating expense” in the statement of operations for the year ended December 31, 2009) the $1,098 of acquisition-related costs incurred and deferred at December 31, 2008. The Company also expensed $1,627 of incremental advisory, legal and accounting fees that it incurred during the year ended December 31, 2009 in connection with this transaction. The previously described business combination was consummated on June 10, 2009, and as discussed in Note 3, the Company applied the other provisions of ASC 805 to the accounting for this acquisition.

On January 1, 2009, the Company adopted ASC 810 (formerly SFAS No. 160, Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51), which establishes accounting and reporting standards that require the noncontrolling interest to be identified, labeled, and presented in the consolidated balance sheet within equity, but separate from the parent’s equity. ASC 810 also requires that the amount of consolidated net income attributable to the parent and to the noncontrolling interest be identified and presented on the face of the consolidated statement of operations. The initial adoption of ASC 810 had no impact on the Company’s results of operations, cash flows or financial position, as all its subsidiaries were wholly owned on January 1, 2009. The previously described business combination consummated on June 10, 2009, included the obligation under a put/call for the noncontrolling interest classified between liabilities and stockholder’s equity on the consolidated balance sheet and separately presented the net loss attributable to the NCI in the statement of operations.

On January 1, 2009, the Company adopted ASC 815 (formerly SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133), which requires enhanced disclosures about an entity’s derivative and hedging activities. ASC 815 does not change the accounting for derivative instruments. See Note 16 to the consolidated financial statements for the enhanced disclosures required by ASC 815.

Effective January 1, 2008, the Company adopted ASC 820 (formerly FASB Statement No. 157, Fair Value Measurements), for financial assets and liabilities. The initial adoption of ASC 820 did not impact the Company’s results of operations, cash flows, or financial position. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No.157, which allowed companies to defer the adoption of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those items that are recognized or disclosed at fair value on an annual or more frequently recurring basis, until years beginning after November 15, 2008. In accordance with this interpretation, on January 1, 2009, the Company adopted the provisions of ASC 820 related to our nonfinancial assets and liabilities. As discussed in Notes 7 and 19, the Company recorded a goodwill impairment charge in the year ended December 31, 2009, and has included the additional disclosures required by ASC 820. In October 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-3 to clarify the application of SFAS No. 157 in a market that is not active and to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP No. FAS 157-3 was effective upon issuance; however, the adoption of FSP No. FAS 157-3 did not have an impact on the Company’s results of operations, cash flows, or financial position.

In April 2008, the FASB issued FSP No. FAS 142-3, Determination of the Useful Life of Intangible Asset. FSP No. FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R) and other generally accepted accounting principles. FSP No. FAS 142-3 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008. The adoption of FSP No. FAS 142-3 did not have a material impact on the Company’s results of operations, cash flows, or financial position.

Recently Issued Accounting Standards — In June 2009, the FASB issued revised authoritative guidance that amends the consolidation guidance applicable to variable interest entities. The amendments will change the overall consolidation analysis under previously issued guidance. The revised guidance is effective as of the beginning of the first fiscal year that begins after November 15, 2009, which is January 1, 2010 for the Company. As the consolidation of variable entities does not apply to the Company, AGY does not expect this new guidance to have a material impact on the Company’s financial position and results of operations.

In June 2009, the FASB issued ASC 860 regarding the Accounting for Transfers of Financial Assets. ASC 860 requires additional disclosures about the transfer and derecognition of financial assets, eliminates the concept of qualifying special-purpose entities, creates more stringent conditions for reporting a transfer of a

AGY HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

(Dollars in thousands, unless otherwise noted)

portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor’s interest in transferred financial assets. ASC 860 is effective for fiscal years beginning after November 15, 2009. The Company does not expect the adoption of ASC 860 will have a material impact on its results of operations, cash flows, or financial position.

In October 2009, the FASB issued new authoritative guidance regarding Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements — a Consensus of the FASB Emerging Issues Task Force, which amends ASC 605. This update establishes a selling price hierarchy, whereby vendor-specific objective evidence (“VSOE”), if available, should be utilized. If VSOE is not available, then third party evidence should be utilized; if third party evidence is not available, then an entity should use the estimated selling price for the good or service. This update eliminates the residual method and requires allocation at the inception of the contractual arrangement and additional disclosures surrounding multiple-deliverable revenue arrangements. This update is effective, on a prospective basis, for revenue arrangements entered into after June 15, 2010, with early adoption permitted. We are currently evaluating the impact the adoption of this update will have on the Company’s results of operations, cash flows, or financial position.

3. BUSINESS COMBINATION AND ANDERSON CONTRACT TERMINATION COSTS

2009 Chinese Business Combination

On June 10, 2009, pursuant to the terms of the Sale and Purchase Agreement dated March 12, 2009 (the “AGY Asia Purchase Agreement”), by and among AGY Cayman, Grace Technology Investment Co., Ltd., and Grace THW Holding Limited (together, “Grace”), AGY Cayman, a company incorporated in the Cayman Islands and a wholly-owned subsidiary of the Company, completed its acquisition of 70% of the outstanding shares of Main Union Industrial Ltd. (renamed AGY Hong Kong Ltd.), a company incorporated in Hong Kong and a previously wholly-owned subsidiary of Grace Technology Investment Co., Ltd., a company incorporated in the British Virgin Islands and previously a wholly-owned subsidiary of Grace THW Holding Limited. AGY Hong Kong Ltd. owns 100% controlling interest in Shanghai Grace Technology Co., Ltd (renamed AGY Shanghai Technology Co., Ltd. (“AGY Shanghai”)), a company incorporated in China, which is also a glassfiber yarns manufacturer. This acquisition expands AGY’s geographic, manufacturing, and servicing capabilities in the Asia-Pacific region relative to the electronics and industrial end-markets.

In connection with the execution of the AGY Asia Purchase Agreement, the parties entered into several other agreements, including: (1) an option agreement, pursuant to which Grace granted AGY Cayman a call option, and AGY Cayman granted Grace a put option, in respect of the 30% interest held by Grace in AGY Hong Kong Ltd., (2) a supply agreement, pursuant to which Grace will purchase certain fiberglass yarn products from AGY, which will have an initial term through December 31, 2013, (3) an intellectual property license agreement pursuant to which AGY Holding Corp. grants to AGY Hong Kong Ltd. a non exclusive, royalty-free, non-transferable know-how and trademarks license for the production and the sale of certain products for specific territories, and (4) a technical service agreement pursuant to which AGY provides certain technical and manufacturing support services to AGY Shanghai.

The Company paid $20 million in cash for a 70% controlling interest in Main Union Industrial Ltd. and its subsidiaries (which is collectively referred to as “AGY Asia” and is also the Company’s second operating segment) and financed this consideration through additional capital contributions from the Company’s private equity sponsors. As noted previously, the Company entered into an option agreement that grants the Company the right to purchase the remaining 30% ownership at a stipulated multiple of earnings before interest, taxes, depreciation and amortization if certain financial parameters are achieved and grants Grace the right to put their remaining 30% ownership to the Company after the one year anniversary of the execution of the AGY Asia Purchase Agreement at a stipulated multiple of earnings before interest, taxes, depreciation and amortization. Management believes that either the call option or the put option will be exercised in 2011, and the Company intends to finance the consideration to be paid pursuant to the agreement through the sale of additional equity to its private equity sponsor, or other sources of capital.

AGY HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

(Dollars in thousands, unless otherwise noted)

Fair Value Determination and Allocation of Consideration Transferred

As noted above, the Company paid $20,000 in cash and assumed $39.0 million of debt of the acquired business for a total purchase price of approximately $71,398, assuming a 100% controlling interest. The acquisition is being accounted for under the purchase method of accounting and AGY Asia is included in the Company’s consolidated financial statements from the June 10, 2009 acquisition date. The preliminary allocation of purchase price to the fair value of the acquired assets less liabilities assumed, indicated that a bargain purchase might result. In the second quarter, however, management was not able to complete a comprehensive review of the fair value of the assets acquired and liabilities assumed in a manner deemed adequate to recognize the bargain purchase gain at that time. During the fourth quarter of 2009, with the assistance of an independent third-party valuation specialist, management reassessed the fair value of all the assets acquired and all the liabilities assumed and concluded that a bargain purchase gain of approximately $20,376 resulted at the acquisition date. Accordingly, the Company recognized the gain as a component of non-operating income for the year ended December 31, 2009. Management believes that the Company was able to negotiate a bargain purchase price as a result of the then prevailing economic environment and its access to the liquidity necessary to complete the acquisition.

Following is a summary of the estimates of the fair value of the acquired assets less assumed liabilities at the acquisition date:

Net assets acquired and liabilities assumed (in millions):

Cash and restricted cash	$2.8
Trade accounts receivables (i)	5.5
Inventories	2.5
Other currents assets	1.5
Property, plant and equipment and alloy metals	91.6
Other assets	1.4
Current liabilities	(7.6)
Other noncurrent liabilities	(5.9)

Total net assets	$91.8

(i)	The fair value of the trade receivables at the acquisition date represents the gross contractual amounts receivable less an $84 reserve to account for the best estimate at the acquisition date of the contractual cash flows not expected to be collected.

The previously described put and call options are redemption features which result in the classification of the noncontrolling interest as temporary equity in the accompanying consolidated balance sheet at December 31, 2009, presented between total liabilities and shareholder’s equity. The fair value of the noncontrolling interest at the acquisition date of approximately $12,431 was determined by management with the assistance of an independent third-party valuation specialist. The determination of the fair value of the noncontrolling interest included consideration of the purchase price paid by the Company for its 70% interest and the estimated fair value of the put and call options between the parties (considering exercise of the options exercised in 2011based on achievement of financial performance targets), discounted to present value using an industry weighted average cost of capital.

Acquisition-related Costs

At December 31, 2008, under the prior guidance of SFAS No. 141, the Company had deferred $1,098 of acquisition-related costs associated with the Chinese business combination. In adopting the new accounting standard ASC 805 on January 1, 2009, the Company wrote-off (classified as “other operating expense” in the statement of operations for the year ended December 31, 2009) the $1,098 of acquisition-related costs incurred and deferred at December 31, 2008. During the year ended December 31, 2009, the Company also expensed $1,627, respectively of incremental advisory, legal and accounting fees that were incurred in 2009 in connection with the acquisition.

AGY HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

(Dollars in thousands, unless otherwise noted)

AGY Asia Results of Operations

The following table presents the amount of net sales, loss from operations and net loss of AGY Asia included in the Company’s consolidated statements of operations from the date of the acquisition for the year ended December 31, 2009 (excluding the $20,376 recognized as the bargain purchase gain):

Net sales	$12,983
Loss from operations	(2,307)
Net loss	(3,731)

Pro Forma Results

The following table presents the estimated unaudited pro forma consolidated results as if the business combination occurred as of January 1, 2009 and 2008, respectively. The pro forma information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place as of January 1, 2009 and January 1, 2008, respectively:

	Year Ended December 31, 2009	Year Ended December 31, 2008
Net sales	$162,397	$259,320
(Loss) income from operations	(108,210)	24,571
Net loss (i)	(96,589)	16,816

(i)	The net loss includes $20,376 of bargain purchase gain that resulted at the acquisition date and that was recognized as a component of non-operating income.

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

This business combination was accounted for in accordance with the purchase accounting method. The fair values of the acquired assets were determined by management using recent appraisals and internal estimates, and were allocated originally to inventories ($3,276); property, plant, and equipment ($3,350); and goodwill ($653) at the acquisition date.

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

AGY HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

(Dollars in thousands, unless otherwise noted)

The Company recorded these costs as contract termination costs netted in “other operating income”, under the guidance of ASC 420. The Company paid in full the balance due for such contract termination costs to OC during the third quarter of 2008.

4. INVENTORIES — NET

Inventories, net of reserves for excess and obsolete inventory and write-downs to lower of cost or market of $2,618 and $1,482 as of December 31, 2009 and 2008, respectively, consist of the following:

	December 31, 2009	December 31, 2008
Finished goods and work in process	$20,544	$30,180
Materials and supplies	9,190	9,812

	$29,734	$39,992

5. PROPERTY, PLANT, AND EQUIPMENT AND ALLOY METALS

Property, plant and equipment and alloy metals consist of the following:

	December 31, 2009	December 31, 2008
Land and land use rights	$11,561	$861
Buildings and leasehold improvements	37,492	15,029
Machinery and equipment	131,596	73,000
Alloy metals (net of depletion)	107,601	117,924

	288,250	206,814
Less – Accumulated depreciation	(45,525)	(33,138)

	242,725	173,676
Construction in-progress	6,371	5,204

	$249,096	$178,880

As discussed in Note 3, property, plant and equipment acquired in the Chinese business combination were recorded at their estimated fair market value at the acquisition date of $91,611 (including $10,700 of land use rights, $20,750 of buildings and leasehold improvements, $49,323 of machinery and equipment and construction-in-progress, and $10,838 of alloy metals).

As discussed in Note 3, the property, plant and equipment acquired in the acquisition of CFM were reduced in 2008 by $1,647.

In 2009 and 2008, the Company sold excess alloy metals and land, respectively, and recognized gains of $1,190 and $930, respectively, classified as “other operating income”.

Depreciation expense was $12,608, $10,844 and $10,958 in 2009, 2008 and 2007, respectively. Depletion of alloy metals was $6,733, $12,373 and $6,960 (net of recoveries and excluding expense to process such recoveries), in 2009, 2008 and 2007, respectively.

AGY HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

(Dollars in thousands, unless otherwise noted)

6. INTANGIBLE ASSETS

Intangible assets subject to amortization and trademarks, which are not amortized, consist of the following:

	December 31, 2009	December 31, 2008	Estimated Useful Lives
Intangible assets subject to amortization:
Customer relationships	$4,800	$4,800	11 years
Process technology	10,200	10,200	18 years
Deferred financing fees	5,075	5,145	5 to 8 years
Covenant not to compete	—	2,018	3 years

	20,075	22,163
Less – Accumulated amortization	(6,021)	(6,323)

	14,054	15,840
Trademarks – not amortized	5,613	5,613

Net intangible assets	$19,667	$21,453

Deferred financing fees are amortized by the straight-line method, which approximates the effective interest method.

During the first quarter of 2009, the Company purchased $3,000 (face amount) of its 11% senior secured second lien notes (“Notes”) (see Note 10). The allocable portion of debt issuance costs related to these Notes of $70 was netted against the gain on the repurchase of the Notes in “other non-operating income”.

Estimated future amortization expense for the intangible assets subject to amortization for each of the next five years and the amount thereafter is as follows:

Years Ending December 31
2010	$1,714
2011	1,678
2012	1,500
2013	1,500
2014	1,417
Thereafter	6,245

$14,054

AGY HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

(Dollars in thousands, unless otherwise noted)

7. GOODWILL

Changes in the carrying amount of goodwill for the years ended December 31, 2008 and 2009, all related to the AGY US segment, are as follows:

Balance — January 1, 2008
Goodwill	$85,457
Adjustment of CFM acquisition price reducing the associated goodwill (Note 3)	(654)
Adjustment related to deferred tax	189

Balance — December 31, 2008
Goodwill	84,992
Impairment losses	(84,992)

Balance — December 31, 2009
Goodwill	84,992
Accumulated impairment losses	(84,992)

$—

The Company tests goodwill for impairment annually on October 31 of each year, or more frequently should circumstances change or events occur that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

Management continually monitors and evaluates current business performance and its business outlook in determining whether there are events or circumstances requiring the Company to re-evaluate its goodwill for impairment.

As of June 30, 2009, lower than expected operating profit and cash flows and short-to-mid-term business outlook associated with the global economic environment triggered management to reassess the recoverability of the goodwill associated with the purchase of AGY Holding Corporation by Holdings in April 2006. As a result, management concluded, with the assistance of independent third-party valuation specialists, that as of June 30, 2009, the goodwill associated with the AGY US segment was partially impaired. The Company recognized a non-cash, pre-tax goodwill impairment charge of $44,466, classified as a charge against “loss from operations” in the second quarter of 2009.

The Company performed its annual impairment testing of goodwill during the fourth quarter of 2009 after the annual budgeting process. Future earnings and cash flows projections for the next two years were revised to reflect among other assumptions, the continuation of the generally weak global economic conditions that were prevalent through 2009 and the expectation of modest improvement in 2010 compared to the fourth quarter of 2009 in the primary markets the Company serves. The Company utilized the valuation hierarchy provided in ASC 820-10 to measure at fair value this goodwill as discussed in Note 19. Management concluded from this review, with the assistance of independent third-party valuation specialists, that as of October 31, 2009 the goodwill associated with the AGY US segment was fully impaired and the Company recognized an additional non-cash, pre-tax goodwill impairment charge of $40,526, classified as a “loss from operations” in the fourth quarter of 2009.

8. RESTRUCTURING ACTIONS

2009 Restructuring Actions

As a result of evaluating the continued weakness in the global economic environment and in the market conditions, the Company took actions in 2009 to reduce its working capital requirements, reduce its operating costs, streamline its processes, and optimize its manufacturing capabilities. Several restructuring initiatives were begun and completed during 2009 within the AGY US segment and included, but were not limited to, the temporary reduction of manufacturing capacity and associated workforce and permanent reductions in salaried personnel.

During the twelve months ended December 31, 2009, the Company recorded $789 in restructuring charges that related primarily to severance and outplacement costs for the salaried positions that the Company eliminated in North America and in Europe.

AGY HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

(Dollars in thousands, unless otherwise noted)

	Severance Costs	Others	Total
Balance as of December 31, 2008	$—	$—	$—
Restructuring costs incurred	756	33	789
Payments	(756)	(33)	(789)

Balance as of December 31, 2009	$—	$—	$—

9. ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	December 31, 2009	December 31, 2008
Vacation	$2,057	$2,371
Real and personal property taxes, (excluding pre-petition)	5,382	4,216
Pre-petition real and personal property taxes	—	999
Payroll and benefits	1,302	1,057
Variable compensation accrual	—	3,629
Amount due for pension and retiree medical reimbursement	46	1,540
Interest	2,470	2,444
AGY Asia supply agreement	3,810	—
Current portion of pension and other employee benefits	1,012	1,055
Accrued non refundable PRC value added tax	937	—
Other	547	351

Total accrued liabilities	$17,563	$17,662

In August 2009, the United Bankruptcy Court approved the stipulation of final settlement for disputed real and personal property tax claims resulting from the Company, under prior ownership, emerging from bankruptcy in 2004. As a result of the approved settlement for the years 2002 to 2004, the Company recognized a net gain of approximately $415 in the third quarter of 2009, classified in cost of goods sold, and $1,239 of restricted cash in escrow for such disputed taxes was simultaneously released.

10. DEBT

Principal amounts of indebtedness outstanding under the Company’s financing arrangements consist of the following:

	December 31, 2009	December 31, 2008
Senior secured notes	$172,000	$175,000
Senior secured revolving credit facility	19,250	16,400
AGY Asia credit facility — non-recourse	41,219	—

Total debt	232,469	191,400
Less – Current portion AGY Asia	10,803	—

Total long-term debt	$221,666	$191,400

AGY HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

(Dollars in thousands, unless otherwise noted)

Senior Secured Revolving Credit Facility

The Company’s $40,000 Senior Secured Revolving Credit Facility (“Credit Facility”) matures in October 2011 and includes a $20,000 sub-limit for the issuance of letters of credit and a $5,000 sub-limit for swing line loans. The borrowing base for the Credit Facility is equal to the sum of: (i) an advance rate against eligible accounts receivable of up to 90%, plus (ii) the lesser of (A) 65% of the book value of eligible inventory (valued at the lower of cost or market) and (B) 85% of the net orderly liquidation value for eligible inventory, plus (iii) up to $32,500 of eligible alloy inventory, minus (iv) 100% of mark-to-market risk on certain interest hedging arrangements, minus (v) a reserve of $7,500. In connection with its acquisition of a 70% interest in AGY Asia, as described in Note 3, the Company amended its credit agreement to obtain the necessary approval of the revolving credit lenders. In the amendment, certain provisions of the credit agreement were modified or added including: the availability reserve in the borrowing base calculation increased from $7,500 to $10,000; the foreign subsidiary indebtedness of AGY Asia or its subsidiaries is permitted provided that it is non-recourse indebtedness; the investment associated with the purchase of the remaining 30% is permitted provided that the Company’s excess availability under the facility is at least $10,000 for 60 days prior to the consummation date and $12,500 immediately following such consummation; and it is an event of default under the credit agreement if the Company defaults under its obligations regarding the acquisition of the remaining 30% of AGY Asia. In addition, the applicable margin for any utilization of the revolver in excess of $25,000 increased from 1.75% to 3.0% for Eurodollar loans and from 0.75% to 2.0% for base rate loans. No other key terms of the credit agreement were modified under the amendment.

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

At December 31, 2009 and 2008, the Company had $19,250 and $16,400 of borrowings, respectively, outstanding under the Credit Facility. The weighted average interest rate for cash borrowings outstanding as of December 31, 2009, was 2.1%. At December 31, 2009 and 2008, the Company also issued approximately $2,293 and $450, respectively, of standby letters of credit primarily for collateral required for utilities, fixed-rate natural gas purchases and workers’ compensation obligations. Borrowing availability at December 31, 2009 and 2008 was approximately $18,450 and $23,150, respectively.

The Credit Facility does not contain any financial maintenance covenants. Under certain events of default and other conditions, including failure to pay indebtedness under the Notes, payment of the outstanding principal and interest could be accelerated.

The Credit Facility contains customary representations and warranties and customary affirmative and negative covenants, including, among other things, restrictions on indebtedness, liens, investments, mergers and consolidations, dividends and other payments in respect to capital stock, transactions with affiliates, and optional payments and modifications of subordinated and other debt instruments. The Credit Facility also includes customary events of default, including a default upon a change of control. The Company was in compliance with all such covenants at December 31, 2009 and 2008.

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

AGY HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

(Dollars in thousands, unless otherwise noted)

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

In February 2009, the Company repurchased $3,000 face amount of Notes for $1,792 plus accrued interest of $92 and commission of $8, resulting in a net gain on extinguishment of debt of $1,138 (net of $70 of deferred financing fees written off), classified as “other non-operating income”.

At any time prior to November 15, 2009, the Company could have, at its discretion, redeemed up to 35% of the aggregate principal amount of Notes issued under the indenture at a redemption price of 111% of the principal amount, plus accrued and unpaid interest and additional interest, if any, to the redemption date, with the net cash proceeds of one or more equity offerings, provided that: (1) at least 65% of the aggregate principal amount of Notes originally issued under the indenture (excluding notes held by the Company) remains outstanding immediately after the occurrence of such redemption and (2) the redemption occurs within 90 days of the date of the closing of such equity offering. At any time prior to November 15, 2010, the Company may also redeem all or a part of the Notes at a redemption price equal to 100% of the principal amount of Notes redeemed plus an applicable make-whole payment. Currently, the Company does not expect to utilize the remaining optional redemption provision.

As of December 31, 2009 and 2008, the estimated fair value of the Notes was $140,610 and $105,000, respectively, compared to a recorded book value of $172,000 and $175,000, respectively. The fair value of the Notes is estimated on the basis of quoted market prices; however, trading in these securities is limited and may not reflect fair value. The fair value is subject to fluctuations based on, among other things, the Company’s performance, its credit rating and changes in interest rates for debt securities with similar terms.

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

AGY Asia Credit Facility- Non-recourse

The bank debt of $38,967 assumed in the acquisition of AGY Asia was refinanced as discussed below. On July 10, 2009, AGY Asia entered into a financing arrangement with the Bank of Shanghai (“AGY Asia Credit Facility”). The arrangement consists of a five-year term loan in the aggregate amount of approximately $40,500 (consisting of a loan denominated in local currency of RMB 208,500, or approximately $30,500 converted at an exchange rate of RMB 6.83 to 1 U.S. dollar, and a U.S.-dollar-denominated loan of $10,000), a one-year working capital loan in the aggregate amount of approximately $11,700 (consisting of a local currency loan of RMB 45,750, or approximately $6,700 converted at an exchange rate of RMB 6.83 to 1 U.S. dollar, and a U.S.-dollar-denominated loan of $5,000), and a one-year letter of credit facility in the amount of $2,000. As discussed above, proceeds from the loans were used principally to repay the $37,568 outstanding at the time of the refinancing under AGY Asia’s prior credit agreements.

AGY HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

(Dollars in thousands, unless otherwise noted)

The term loan is secured by AGY Asia’s building, alloy metals and equipment and bears interest annually at the rate of either the five-year lending rate as published by the People’s Bank of China, plus a margin, or six-month LIBOR plus 3.0%. Term loan borrowings may be made in both local currency and US dollars, up to certain limits. At December 31, 2009, AGY Shanghai had approximately $35,558 borrowings outstanding under the term loan, consisting of a local currency loan of RMB 195,000, or approximately $28,558 converted at an exchange rate of RMB 6.83 to 1 U.S. dollar, and a U.S.-dollar-denominated loan of $7,000.

Principal on the term loan is due semi-annually beginning April 2010, in accordance with the following amortization schedule (when the term loan is fully drawn):

2010	$5,100
2011	8,100
2012	9,900
2013	11,300
2014	6,100

$40,500

The working capital loan facility is secured by future equipment and assets acquired by AGY Shanghai and bears interest annually at the rate of either the one-year lending rate as published by the People’s Bank of China, or three-month LIBOR plus 3.0%. Working capital loan borrowings may be made in both local currency and US Dollars, up to certain limits.

At December 31, 2009, the Company had approximately $5,661 borrowings outstanding under the working capital loan consisting of a local currency loan of RMB 25,000, or approximately $3,661 converted at an exchange rate of RMB 6.83 to 1 U.S. dollar, and a U.S.-dollar-denominated loan of $2,000.

The letter of credit facility is a one-year facility for the issuance of documentary letters of credit up to a maximum term of 120 days. A 15% deposit is required upon issuance with the balance due upon settlement of the underlying obligation.

The loan agreements contain customary representations and warranties and customary affirmative and negative covenants, including, among other things, interest coverage, restrictions on indebtedness, liens, investments, mergers and consolidations, dividends and other payments in respect to capital stock, and transactions with affiliates. The loan agreements also include customary events of default, including a default upon a change of control. AGY Shanghai was in compliance with all such covenants at December 31, 2009.

All amounts borrowed under the AGY Asia Credit Facility are non-recourse to AGY Holding Corp. or any other domestic subsidiary of AGY Holding Corp.

Shanghai Grace Fabric Corporation Loan

Prior to the acquisition date, AGY Shanghai entered into a working capital unsecured loan with Shanghai Grace Fabric Corporation, a predecessor sister company. The approximately $12,400 outstanding under this loan at the acquisition date and at June 30, 2009 was repaid in full in July 2009, using, in part, restricted cash for such repayment. There is no such financing agreement in place since the refinancing on July 10, 2009.

Maturities of Long-Term Debt

Maturities of long-term debt at December 31, 2009 consist of the following:

	North America	China – Non-recourse	Total
2011	$19,250	$8,149	$27,399
2012	—	9,906	9,906
2013	—	9,785	9,785
2014	172,000	2,576	174,576

	$191,250	$30,416	$221,666

AGY HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

(Dollars in thousands, unless otherwise noted)

11. TRANSACTIONS WITH RELATED PARTIES

The Company has a management agreement with the principal shareholder of Holdings pursuant to which this party provides management and other advisory services to the Company. The management agreement requires AGY to pay this party an annual management fee of $750 and to reimburse this party for out-of-pocket expenses incurred in connection with its services. The management agreement also provides that this party will receive transaction fees in connection with certain subsequent financings and acquisition transactions. The management agreement includes customary indemnification provisions in favor of this party and its affiliates. In both 2009, 2008 and 2007 this related party was paid $750, classified as a component of selling, general and administrative expenses.

12. CAPITAL STOCK AND EQUITY

The authorized capital consists of a total of 5,000,000 shares of common stock with a par value of $0.0001 per share. All 1,291,667 outstanding shares of the Company have been owned by Holdings since the Acquisition on April 7, 2006. The holder of each share has the right to one vote for each share of common stock held and no shareholder has special voting rights other than those afforded all shareholders generally under Delaware law. Shareholders share ratably, based on the number of shares held, in any and all dividends the Company may declare. As discussed in Note 10, the payment of dividends is restricted by the Credit Facility and no dividends were paid in 2009 or 2008.

13. EMPLOYEES BENEFITS

Pension and other Postretirement Benefits

Pension Benefits — Prior to 1998, the hourly and salaried employees of AGY participated in defined benefit plans maintained by OC, a predecessor owner of the Company. Under the plans, early retirement pension subsidies were generally based on an employee’s pay and number of years of service. In September 1998, as part of a predecessor owner’s acquisition of AGY from OC, all employees of OC who transferred to AGY as of October 1, 1998, became eligible to receive the same early retirement pension subsidy offered by OC, which created a pension obligation for AGY. The accrued pension benefit was frozen as of October 1, 1998, and remains a liability of OC. Upon retirement from the Company, participants are entitled to begin receiving benefits from OC, recognizing service with OC and the Company for retirement eligibility purposes. Accordingly, the Company is obligated to reimburse OC for the value of the early retirement subsidy, which is based on the difference between (a) and (b) at the time of the employee’s early retirement:

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

During 2009, the plan incurred a $1,083 settlement charge in accordance with ASC 715 as a result of higher benefits payments than projected. Of the total settlement, the Company recorded $220 as a charge to earnings in 2009, with the remainder recorded as a deferred loss in Other Comprehensive Income.

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

AGY HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

(Dollars in thousands, unless otherwise noted)

election they were permitted during AGY’s bankruptcy under predecessor ownership, elected COBRA, and such retirees are required to pay the monthly COBRA contribution in effect at the date of election and as adjusted each year.

The Company continues to reserve the right to change or eliminate these benefit plans subject to the terms of collective bargaining agreements, if applicable.

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

Adoption of New Accounting Standard — On December 31, 2007, the Company adopted the provisions of ASC 715. As a result of the adoption of ASC 715, the Company recognized a $360 actuarial gain that resulted in a decrease in the other postretirement benefits liability and a $224 (net of tax of $136) increase to other comprehensive income as of January 1, 2007.

The following tables set forth the accumulated benefit obligation as of December 31, 2009 and 2008, and the changes in projected benefit obligations and plan assets of the Company’s pension and other postretirement plans as of and for the years ended December 31, 2009 and 2008.

	Pension Benefits		Other Postretirement Benefits
	2009	2008	2009	2008
Accumulated benefit obligation — end of year	$(4,923)	$(4,852)	$—	$—

Change in projected benefit obligation:
Projected benefit obligations — beginning of year	$4,852	$5,487	$7,120	$6,896
Service cost	—	—	448	421
Interest cost	273	294	435	418
Actuarial loss (gain)	276	(300)	492	(430)
Settlement	780	—	—	—
Plan participants’ contributions	—	—	382	489
Actual distributions	(1,258)	(629)	(736)	(674)

Projected benefit obligation — end of year	4,923	4,852	8,141	7,120

Change in plan assets (unfunded):
Actual employer contributions	1,258	629	354	185
Plan participants’ contributions	—	—	382	489
Actual distributions	(1,258)	(629)	(736)	(674)

Fair value of plan assets — end of year	—	—	—	—

Funded status — end of year	$(4,923)	$(4,852)	$(8,141)	$(7,120)

(Accrued) benefit cost:
(Accrued) benefit cost — beginning of year	$(4,825)	$(5,160)	$(7,910)	$(7,256)
Effect of settlement	(220)	—	—	—
Net periodic cost	(273)	(294)	(873)	(839)
Actual employer contributions	1,258	629	354	185

(Accrued) benefit cost — end of year	$(4,060)	$(4,825)	$(8,429)	$(7,910)

AGY HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

(Dollars in thousands, unless otherwise noted)

The amounts recognized in accumulated other comprehensive income (pre-tax) consist of the following at December 31, 2009 and 2008:

	Pension Benefits			Other Postretirement Benefits
	2009	2008	2007	2009	2008	2007
Net actuarial loss (gain)	$863	$27	$327	$(288)	$(790)	$(360)
Net prior service credits	—	—	—	—	—	—

Total	$863	$27	$327	$(288)	$(790)	$(360)

The pension benefit obligation and other postretirement benefits are recognized in the consolidated balance sheets at December 31, 2009 and 2008 as follows:

	Pension Benefits		Other Postretirement Benefits
	2009	2008	2009	2008
Accrued liabilities — current	$544	$604	$468	$451
Pension and other employee benefit plans — noncurrent	4,379	4,248	7,673	6,669

Total	$4,923	$4,852	$8,141	$7,120

Net periodic benefit costs for the Company’s pension and postretirement plans for 2009 and 2008 were as follows:

	Pension Benefits			Other Postretirement Benefits
	2009	2008	2007	2009	2008	2007
Net periodic benefit cost:
Service cost	$—	$—	$—	$448	$421	$313
Amortization of net (gain)	—	—	—	(11)	—	—
Effect of Settlement	220	—	—	—	—	—
Interest cost	273	294	300	435	418	425

Net periodic benefit cost	493	294	300	872	839	738

Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Net actuarial loss (gain)	834	(300)	327	502	(430)	(360)

	834	(300)	327	502	(430)	(360)

Other changes in plan assets and benefit obligations recognized in net periodic benefit cost and other comprehensive income, (deficit) net	$1,327	$(6)	$627	$1,374	$409	$378

The estimated net (gain) loss and prior service cost that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $44 and $0 at December 31, 2009 and 2008, respectively.

AGY HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

(Dollars in thousands, unless otherwise noted)

Assumptions used to estimate the actuarial present value of benefit obligations and the net periodic benefit costs for 2009 and 2008 were as follows:

	Pension Benefits			Other Postretirement Benefits
	2009	2008	2007	2009	2008	2007
Discount rate used to measure obligation — end of year	4.49%	6.00%	5.70%	5.68%	6.30%	6.30%
Discount rate used to determine period benefit cost — beginning of year	6.00%	5.70%	6.00%	6.30%	6.30%	6.00%
Expected long-term rate of return on assets	N/A	N/A	N/A	N/A	N/A	N/A
Rate of increase in compensation levels	N/A	N/A	N/A	N/A	N/A	N/A

The discount rate reflects the current rate at which the pension and other postretirement liabilities could be effectively settled at the end of the year. The discount rate was determined by matching the Company’s expected benefit payments, taking into account the plans’ demographics, to payments from a stream of corporate AA or higher bonds.

	2009	2008	2007
Assumed health care cost trend rates — end of year
Health care cost trend rate assumed for next year	9.0%	10.0%	11.0%
Ultimate trend rate assumed for future years	5.0%	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2013	2013	2013

A one percentage point change in the assumed health care cost trend rate would have an insignificant impact on the other postretirement benefits obligation at December 31, 2009 and 2008.

Future estimated annual benefit payments (and 2010 contributions) for pension and other postretirement benefit obligations are as follows:

Years Ending December 31,	Pension Benefits	Other Postretirement Benefits
2010	$544	$468
2011	606	499
2012	600	525
2013	580	533
2014	530	555
Thereafter	1,822	2,888

	$4,682	$5,468

Defined Contribution Plan

The Company has a defined contribution 401(k) plan that allows qualifying employees to contribute up to 30% of their annual pretax or after-tax compensation subject to Internal Revenue Service (IRS) limitations. Effective January 1, 2007, AGY may provide a voluntary matching employer contribution of 50% on up to 6% of each participant’s before-tax salary deferral. In addition, AGY may make an employer contribution to the plan based on the Company’s annual financial performance. For the years ended December 31, 2009, 2008 and 2007, the Company contributed or accrued $550, $1,146, and $644 respectively, which amounts were less than the maximum allowed in 2009.

AGY HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

(Dollars in thousands, unless otherwise noted)

14. STOCK BASED COMPENSATION

The Company’s stock-based compensation includes stock options and restricted stock. Total stock-based compensation was approximately $415, $1,627 and $1,300 in 2009, 2008 and 2007, respectively.

Stock Options — On April 7, 2006, Holdings adopted the 2006 stock option plan that provides that up to 1,335,000 shares of the Company’s common stock are reserved for issuance under this plan, pursuant to the exercise of options with an exercise price of $10 under this plan, all contingent upon continuous employment through the date of vesting. Of these stock options, 50% vest over a three-year period from the grant date. The remaining 50% vest based on the Company achieving annual or cumulative financial targets over a three-year period from the grant date. These options expire 10 years from the grant date. As of December 31, 2009, the Company exceeded one of the three-year plan financial targets, which triggers the vesting of one-third of the performance-based stock options at the next anniversary of their grant date. Up to their expiration date, the remainder of the performance-based stock options can vest upon a change of control or at the sole discretion of the Board of Directors.

The Company accounts for the options under the provisions of ASC 718, which requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The grant-date fair value is to be estimated using option-pricing models adjusted for the unique characteristics of those instruments. In calculating the impact for options and restricted stock units granted, the Company has estimated the fair value of each option grant by using the Black-Scholes option-pricing model and the vesting probability of these stock awards. This model derives the fair value of stock options based on certain assumptions related to expected stock price volatility, expected option life, risk-free interest rate, and dividend yield. The Company’s estimated volatility is based on the historical volatility of publicly traded companies in the same industry. The Company’s expected option life is based upon the average of the vesting term and the life of the options. The risk-free interest rate is based upon the U.S. Treasury yield curve appropriate to the term of the Company’s stock option awards. The estimated dividend rate is zero and no forfeiture rate was applied. Assumptions will be evaluated and revised, as necessary, to reflect market conditions and experience for new options granted.

The fair value of each grant was calculated with the following weighted-average assumptions:

Year of Grant	2009	2008	2007
Risk-free interest rate	N/A	N/A	4.5%
Expected life of option in years	N/A	N/A	5.8
Expected dividend yield	N/A	N/A	—
Expected volatility	N/A	N/A	30

The weighted-average fair value of options outstanding was $4.12 and $4.09 per share at December 31, 2009 and 2008, respectively. Based on the fair value of the stock options, the stock-based compensation was estimated at $415, $1,492 and $800 in 2009, 2008 and 2007, respectively. The remaining unrecognized compensation at December 31, 2009 is estimated at $55 and is expected to be recognized as expense in 2010.

AGY HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

(Dollars in thousands, unless otherwise noted)

A summary of stock options outstanding and exercisable and activity for 2007, 2008 and 2009 is summarized below:

	Number of Options	Weighted-Average Remaining Contractual Life (In Years)
Outstanding — January 1, 2007	1,080,000	9.3
Granted	230,000
Exercised	—
Forfeited/Expired	—

Outstanding — December 31, 2007	1,310,000	8.5

Granted	—
Exercised	—
Forfeited/Expired	—

Outstanding — December 31, 2008	1,310,000	7.5

Granted	—
Exercised	—
Forfeited/Expired	(105,000)

Outstanding — December 31, 2009	1,205,000	6.4

Vested or expected to vest — December 31, 2009	803,333	6.4

Exercisable — December 31, 2009	788,866	6.4

Restricted Stock Units — On April 7, 2006, Holdings also granted 100,000 restricted stock units (“RSU”) pursuant to the terms of an executive employment agreement. These RSUs vested 50% on both April 7, 2007, and April 8, 2008, and were subject to certain forfeiture conditions.

The stock-based compensation cost related to RSUs was $0, $135 and $500 for 2009, 2008 and 2007, respectively. There is no remaining unrecognized compensation expense for the RSUs at December 31, 2009.

15. COMPREHENSIVE INCOME (DEFICIT)

The following table presents comprehensive income (deficit), which represents net income (loss) and other gains and losses affecting shareholder’s equity that are not reflected in the Company’s consolidated statements of operations:

	Twelve Months Ended December 31,
	2009	2008	2007
Net (loss) income attributable to AGY Holding Corp.	$(92,393)	$170	$(642)
Foreign currency translation adjustments	14	20	(4)
Pension and other postretirement benefit adjustments	(830)	448	(204)

Comprehensive (deficit) income attributable to AGY Holding Corp.	$(93,209)	$638	$(850)

Net loss attributable to noncontrolling interest	$(1,119)	$—	$—
Foreign currency translation adjustments	8	—	—

Comprehensive deficit attributable to noncontrolling interest	$(1,111)	$—	$—

Net (loss) income	$(93,512)	$170	$(642)
Foreign currency translation adjustments	22	20	(4)
Pension and other postretirement benefit adjustments	(830)	448	(204)

Comprehensive (loss) income, including portion attributable to noncontrolling interest	$(94,320)	$638	$(850)

AGY HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

(Dollars in thousands, unless otherwise noted)

16. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company from time to time enters into fixed-price agreements for the natural gas requirements of its AGY US segment to reduce the variability of the cash flows associated with forecasted purchases of natural gas. Although these contracts are considered derivatives instruments, they typically meet the normal purchases exclusion contained in ASC 815 and are therefore exempted from the related accounting requirements. At December 31, 2009, the Company had existing contracts for physical delivery of natural gas at its Aiken, SC facility that fix the commodity cost of natural gas for approximately 70% of its estimated natural gas purchase requirements in the next twelve months.

The Company also uses, on occasion, foreign currency derivatives to manage the risk associated with fluctuations in foreign exchange rates. Associated with a purchase commitment, in euros, of certain manufacturing equipment, in February 2008, the Company entered into forward contracts to purchase 3.3 million euros to hedge the exposure to changes in value of the Euro to the U.S dollar. All the contracts matured in the second and third quarters of 2008, and were accounted for as fair value hedges. At December 31, 2009 and 2008, respectively the Company had no foreign currency hedging agreements in effect.

17. INCOME TAXES

The income tax expense (benefit) for the years ended December 31, 2009, 2008 and 2007, consists of the following:

	2009			2008			2007
	Current	Deferred	Total	Current	Deferred	Total	Current	Deferred	Total
Federal	$—	$(12,055)	$(12,055)	$—	$421	$421	$146	$(396)	$(250)
State	28	(1,052)	(1,024)	201	613	814	(63)	(42)	(105)
Foreign	—	—	—	—	34	34	21	—	21

	$28	$(13,107)	$(13,079)	$201	$1,068	$1,269	$104	$(438)	$(334)

The differences between the effective tax rate used in the consolidated statements of income and the expected tax rate (computed by applying the U.S. federal corporate tax rate of 34% to income before income taxes) are as follows:

	2009	2008	2007
Income (loss) before income tax (expense) benefit:
- Domestic	$(102,892)	$1,116	$(976)
- Foreign	(3,699)	323	—

	$(106,591)	$1,439	$(976)

Computed expected tax provision (benefit)	$(36,243)	$489	$(332)
State taxes — net of federal benefit	(1,071)	68	(23)
Nondeductible items	959	42	43
Change in valuation allowance	722	(74)	—
Change in rate for deferred taxes	—	435	—
Adjustments of prior-year items	46	313	(25)
Bargain purchase gain	(6,928)	—	—
Impairment of goodwill	28,897	—	—
Foreign rate differential	538	(2)	—
Other	1	(2)	3

Income tax (benefit) expense	$(13,079)	$1,269	$(334)

AGY HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

(Dollars in thousands, unless otherwise noted)

The tax effect of temporary differences, which give rise to deferred tax assets (liabilities) are as follows at December 31, 2009 and 2008:

	2009	2008
Gross deferred tax assets:
Domestic net operating loss carryforward	$25,237	$15,002
Pension and other employee benefit plans, including stock-based compensation	6,452	6,386
Accrued liabilities	4,889	4,760
Foreign net operating loss carryforward	3,236	34
Other	331	311

Gross deferred tax assets	40,145	26,493
Less valuation allowance	(862)	(34)

Gross deferred tax assets — net of valuation allowance	39,283	26,459

Gross deferred tax liabilities:
Property, plant, and equipment	(41,631)	(41,042)
Intangible assets	(5,038)	(6,418)

Gross deferred tax liabilities	(46,669)	(47,460)

Net deferred tax liabilities	$(7,386)	$(21,001)

The net deferred tax liabilities are recognized as follows in the consolidated balance sheets at December 31, 2009 and 2008:

	2009	2008
Current deferred tax assets	$6,382	$6,708
Noncurrent deferred tax liabilities	(13,768)	(27,709)

Net deferred tax liabilities	$(7,386)	$(21,001)

The Company has determined that, at present, it is more likely than not that its foreign net operating loss (“NOL”) carryforward will not be realized. Therefore, a valuation allowance has been provided to reduce the carrying amount of the NOL carryforward to zero at December 31, 2009. The Company believes, based upon all of the available evidence, no additional valuation allowance for its deferred tax assets is necessary at December 31, 2009.

At December 31, 2009, the Company had domestic federal NOL carryforwards of approximately $69,358 and state NOL carryforwards of approximately $39,333 that will begin expiring in 2025. Also at December 31, 2009, the Company had foreign NOL carryforwards of approximately $13.3 million that begin expiring in 2014.

Uncertain Tax Positions — On January 1, 2007, the Company adopted the provisions of ASC 740. As a result of the implementation of ASC 740, the Company recognized a $7 increase in the liability for unrecognized tax position, which was recorded as a charge to the opening balance of accumulated deficit as of January 1, 2007.

The total amount of unrecognized tax benefits, excluding the impact of interest and penalties, as of December 31, 2009 and 2008, was $886 and $406, respectively, of which approximately $6 would impact the effective rate for both years if recognized. In accordance with its accounting policy, the Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of tax expense. During 2009 and 2008, accrued interest and penalties were minimal.

AGY HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

(Dollars in thousands, unless otherwise noted)

The following table summarizes the activity related to the Company’s unrecognized tax benefits, excluding interest and penalties:

Balance as of January 1, 2007	$406
Additions based on tax positions related to the current year	3
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	—
Expiration of the statute of limitations for the assessment of taxes	—

Balance as of December 31, 2007	409

Additions based on tax positions related to the current year	2
Additions for tax positions of prior years	1
Reductions for tax positions of prior years	(6)
Expiration of the statute of limitations for the assessment of taxes	—

Balance as of December 31, 2008	406

Additions based on tax positions related to the current year	—
Additions for tax positions of prior years	480
Reductions for tax positions of prior years	—
Expiration of the statute of limitations for the assessment of taxes	—

Balance as of December 31, 2009	$886

The Company does not anticipate the balance of gross unrecognized tax benefits at December 31, 2009, to significantly change during the next 12 months.

As of December 31, 2009, the Company is subject to U.S. federal income tax examinations for the tax years 2006 through 2009. In addition, the Company is subject to state and local income tax examinations for the tax years 2006 through 2008.

18. ALLOY METAL LEASES

The Company leases under short-term operating leases (generally with lease terms from one to twelve months) a significant portion of the alloy metals needed to support our manufacturing operations. During the years ended December 31, 2009, 2008 and 2007, total lease costs of alloy metals were approximately $3,595, $7,620 and $2,260, respectively, and were classified as a component of cost of goods sold.

The Company has leased alloy metals under the following three agreements during 2009, 2008 and 2007:

Metal Consignment Facility — From August 2005 to October 2009, AGY had a consignment agreement in place with Bank of Nova Scotia, as assignee of Bank of America, N.A., which was assignee of Fleet Precious Metals Inc., to lease platinum, one of the alloy metals used in our manufacturing operations. In March 2008, as a result of the increase in platinum market prices, the prior consignment limit was amended to provide up to the lesser of: a) $69,600; b) the value of 32,000 ounces of platinum; or c) $42,000 plus two times the then-available undrawn face amount of letters of credit securing the agreement. Lease payments were payable monthly and, at the Company’s election, based on either (i) a floating fee calculated and specified by Bank of Nova Scotia from time to time and initially set at 7.5% per annum or (ii) a fixed fee equal to the precious metals rate, which was the fixed market-based lease rate for the applicable lease period, plus a 2.0% margin. At December 31, 2008, we leased 28,800 ounces of platinum under the facility, with a notional value of approximately $25,900 as calculated under the facility. Unused availability at December 31, 2008, was approximately 3,200 ounces of platinum with a notional value of $43,700. If the market value of the leased platinum exceeded $69,600 or 32,000 ounces, the Company was required to purchase or otherwise provide sufficient platinum to reduce the lease balance. At December 31, 2008, there were no outstanding letters of credit securing the agreement. Effective October 7, 2009, the Company terminated the Metal Consignment Facility with Bank of Nova Scotia and entered into a new master lease agreement with Deutsche Bank as discussed below.

AGY HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

(Dollars in thousands, unless otherwise noted)

Owens Corning Master Lease Agreement — In October 2007, as part of the CFM acquisition, the Company entered into a master lease agreement with OC to lease platinum and rhodium, exclusively for use in the Huntingdon, PA CFM and Anderson, SC manufacturing operations. This master lease agreement allowed the Company to enter into leases of alloy metal with terms of one to six months for up to approximately 19,800 ounces of platinum and 3,400 ounces of rhodium. The annual lease rate was fixed at 9%, and the notional lease value was based on the market price of platinum and rhodium in effect at the inception of the lease. Effective October 24, 2008, the Company terminated the OC master lease agreement.

Deutsche Bank New Master Lease Agreement — Simultaneously with the termination of the OC master lease agreement in October 2008, the Company entered into a new master lease agreement (the “Master Lease Agreement”) with DB Energy Trading LLC (“DB”) for the purpose of leasing precious metals. The Master Lease Agreement described the lease terms and conditions enabling AGY to lease up to 19,057 ounces of platinum and 3,308 ounces of rhodium. The Master Lease Agreement had a three-year term and allows AGY to enter into leases of alloy metals with terms of one to twelve months. Lease costs were determined by the quantity of metal leased, multiplied by a benchmark value of the applicable precious metal and a margin above the lease rate index based on DB’s daily precious metal rates.

At December 31, 2008, the Company leased approximately 19,050 ounces of platinum and 3,300 ounces of rhodium under the Master Lease Agreement, with a notional value of approximately $21,800.

In connection with the termination of the Metal Consignment Facility with Bank of Nova Scotia on October 7, 2009, the Master Lease Agreement was also terminated and the Company entered into a new master lease agreement (the “New Master Lease Agreement”) with DB. The New Master Lease Agreement has a three-year term and allows AGY to enter into leases of alloy metals, up to 51,057 ounces of platinum and up to 3,308 ounces of rhodium, with terms of one to twelve months. Lease costs are determined by the quantity of metal leased, multiplied by a benchmark value of the applicable precious metal and a margin above the lease rate index based on DB’s daily precious metal rates. The New Master Lease Agreement is secured by a security interest in rhodium up to a value that is the lesser of 35% of the leased platinum or $24,400. The New Master Lease Agreement contains customary events of default, including, without limitation, nonpayment of lease payments, inaccuracy of representations and warranties in any material respect and a cross-default provision with any credit facility or leasing facility greater than $0.5 million, including the Credit Facility and the Notes. There are no financial maintenance covenants included in the New Master Lease Agreement.

At December 31, 2009, the Company leased approximately 39,100 ounces of platinum and 2,200 ounces of rhodium under the New Master Lease Agreement, with a notional value of approximately $51,100 and $4,500, respectively. All of the leases outstanding at December 31, 2009 had initial terms of two to twelve months, maturing no later than October 12, 2010 (with future minimum rentals of approximately $1,030 until maturity in October 2010).

19. FAIR VALUE MEASUREMENTS

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

At December 31, 2009, assets or liabilities measured at fair value in periods subsequent to their initial recognition only include the AGY US segment goodwill, which was partially impaired as of June 30, 2009

AGY HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

(Dollars in thousands, unless otherwise noted)

and was tested for annual impairment during the fourth quarter of 2009. The valuation methodologies used to determine fair value, with the assistance of a third party valuation specialist, were:

•	Market approach: The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business).

•

Income approach: The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts and significant assumptions used include projected cash flows, discount rate and terminal business value that are primarily the Company’s own data.

Since there were unobservable inputs, management concluded that this was a Level 3 fair value measurement.

In accordance with the provisions of ASC 350-20, the goodwill of the AGY US segment with a carrying amount of approximately $84,992 as of December 31, 2008 was written off as of December 31, 2009 through an impairment charge in earnings for $44,466 in the second quarter of 2009 and $40,526 in the fourth quarter of 2009.

20. NONCONTROLLING INTEREST

As discussed in Note 3, on June 10, 2009 the Company purchased a 70% controlling interest in AGY Asia. The 30% noncontrolling interest (“NCI”) was recorded at the acquisition date at a fair value of $12,431, which was derived from an option agreement, pursuant to which the Company has the right to purchase the remaining 30% NCI at a stipulated multiple of earnings before interest, taxes, depreciation and amortization if certain financial performances are achieved. Grace has the right to put their remaining 30% ownership to the Company after the one-year anniversary of the execution of the AGY Asia Purchase Agreement at a stipulated multiple of earnings before interest, taxes, depreciation and amortization. The put option becomes exercisable upon the first anniversary of the completion date of the AGY Asia acquisition, June 10, 2010.

The Company assessed the option agreement under the guidance of ASC 815 and ASC 480-10 and considered it was not a freestanding financial instrument but a redeemable equity interest, which is not solely within the control of the Company. Therefore, at the acquisition date, the fair value of the redeemable portion of the NCI was reclassified as temporary, or mezzanine, equity presented in the accompanying consolidated balance sheet between total liabilities and shareholder’s equity.

At December 31, 2009, the Company recorded the attribution of the NCI net loss and other comprehensive income according to ASC 810-10-65 and performed a subsequent measurement of the probable redemption amount per ASC 480-10-S99 as of December 31, 2009. As the present value of the probable redemption price was below the initial carrying value of the NCI and as the redemption was still probable, the Company concluded that the mezzanine classification was still appropriate as of December 31, 2009.

Changes in noncontrolling interest during the year ended December 31, 2009 are set forth below:

Balance as of January 1, 2009	$—
Noncontrolling interest in AGY Asia on June 10, 2009	12,431
Net (loss) attributable to NCI — AGY Asia	(1,119)
Other comprehensive income attributable to NCI — AGY Asia	8

Balance as of December 31, 2009	$11,320

AGY HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

(Dollars in thousands, unless otherwise noted)

21. VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

For the Year Ended December 31, 2009	Balance at Beginning of Period	Charged to Costs and Expenses		Write-offs	Deductions		Acquisitions and Divestitures	Balance at End of Period
Allowance for Trade Receivables	$3,604	8,778	(1)	(50)	(9,858	)(2)	84	$2,558
Allowance for inventories	$1,482	(987)		—	—		2,123	$2,618
Tax valuation allowance	$34	144		—	—		580	$758

(1)	Includes rebates accrued to sales.
(2)	Includes rebates paid to customers

22. COMMITMENTS AND CONTINGENCIES

The Company is not a party to any significant litigation or claims, other than routine matters incidental to the operation of the Company. The Company does not expect that the outcome of any pending claims will have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.

There may be insignificant levels of asbestos in certain manufacturing facilities, however, the Company does not expect to incur costs (which are undeterminable) in the foreseeable future to remediate any such asbestos, which may be present in the facilities. Accordingly, management did not record a conditional asset retirement obligation related to such asbestos remediation because, in accordance with the guidance of ASC 410, the Company does not have sufficient information to estimate the fair value of the asset retirement obligation.

In addition to the alloy metal leases discussed in Note 18, the Company also leases manufacturing and other equipment and property under operating leases. Total rent expense for the year ended December 31, 2009, 2008 and 2007, was approximately $1,970, $1,350 and $450, respectively. The following summarizes the future minimum lease payments for each of the next five years and the total thereafter:

Years Ending December 31,
2010	$1,198
2011	1,107
2012	1,062
2013	1,056
2014	1,056
Thereafter	596

$6,075

The Company is obligated to make minimum purchases of marbles from OC of approximately $300 in 2010.

23. SEGMENT INFORMATION

Since the acquisition of AGY Asia on June 10, 2009 as discussed in Note 3, the Company has two reportable segments, each a separate operating segment. The AGY US segment includes the US manufacturing operations and its sale of advanced glass fibers that are used worldwide as reinforcing materials in numerous high-value applications and end-markets through AGY Holding Corp., its wholly owned domestic and French subsidiaries. The AGY Asia segment includes the manufacturing operations of the Company’s 70% controlling ownership of AGY Hong Kong Limited and its sale of advanced glass fibers that are used primarily in the Asian electronics markets. The Company’s operating segments are managed separately based on differences in their manufacturing and technology capabilities, products and services and their end-markets as well as their distinct financing agreements. The financial results for the Company’s operating segments are prepared using a management approach, which is consistent with the basis and manner in which the Company internally segregates financial information for the purpose of making internal operating decisions. The Company evaluates the performance of its operating segments

AGY HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

(Dollars in thousands, unless otherwise noted)

based on operating profit. Corporate and certain other expenses are not allocated to the operating segments, except to the extent that the expense can be directly attributable to the operating segment.

Because the Company operated as one business segment until June 10, 2009 as discussed above, the operating results by business segment and other financial data are only presented below for the year ended December 31, 2009:

	AGY US	AGY Asia	Corporate and Other	Total
Total net sales	$141,058	$12,983	$(189)	$153,852
Loss from operations (1)	(15,411)	(2,487)	(88,300)	(106,198)
Depreciation and amortization	10,637	2,974	—	13,611
Alloy metals depletion, net	6,475	258	—	6,733
Property, plant and equipment, and alloy metals, net	159,466	89,630	—	249,096
Carrying amount of intangible assets	19,667	—	—	19,667
Total assets	227,083	103,783	—	330,866

(1)	Operating loss for the twelve months ended December 31, 2009 within the corporate and other segment includes primarily, $84,992 of goodwill impairment charge related to the AGY US segment (discussed in Note 7), $2,725 of acquisition-related costs (discussed in Note 3), $789 of restructuring expense (discussed in Note 8), stock compensation expense and the management fees payable to our sponsor, partially offset by the gain recorded on the sale of assets.

24. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

As described in Note 10, in 2006 the Company has issued $175,000 aggregate principal amount of the Old Notes, which were exchanged for the Notes through a registration statement in 2008. As of December 31, 2009, $172,000 of Notes remain outstanding. The Notes are guaranteed, fully, unconditionally and jointly and severally, by each of AGY Holding Corp.’s existing and future wholly-owned domestic subsidiaries, other than immaterial subsidiaries (collectively, the “Combined Guarantor Subsidiaries”).

For the purpose of the following footnote:

•	AGY Holding Corp. is referred to as “Parent”;

•	The Combined Guarantor Subsidiaries represent all subsidiaries other than the Combined Nonguarantor subsidiaries defined below; and

•	The “Combined Nonguarantor Subsidiaries” as of December 31, 2009 include only the subsidiaries forming AGY Asia: AGY Cayman LLC, AGY Hong Kong Ltd and AGY Shanghai.

All the Parent’s subsidiaries were domestic guarantors of the Notes through June 10, 2009, when the Company acquired the entities comprising AGY Asia, which became the only Nonguarantor subsidiaries. The following supplemental condensed consolidating financial information is presented on the equity method and reflects the Parent’s separate accounts, the accounts of the Combined Guarantor Subsidiaries, the accounts of the Nonguarantor Subsidiaries, the consolidating adjustments and eliminations and the total consolidated accounts for the dates and periods indicated. The required condensed consolidating information for periods prior to the year ended December 31, 2009 is not presented as such information is not deemed material to the consolidated financial statements.

AGY HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

(Dollars in thousands, unless otherwise noted)

Condensed Consolidating Balance Sheet

	As of December 31, 2009
	Parent	Combined Guarantor Subsidiaries	Combined Nonguarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Total current assets	$1,059	$46,650	$13,088	$—	$60,797
Due from (to) affiliates	(19,415)	20,429	(724)	(290)	—
Property, plant and equipment, net	98,566	60,900	89,630	—	249,096
Goodwill	—	—	—	—
Intangible assets, net	2,794	16,873	—	—	19,667
Investment in unconsolidated entities	140,545	—	—	(140,545)	—
Other assets	20	222	1,064	—	1,306

Total	$223,569	$145,074	$103,058	$(140,835)	$330,866

LIABILITIES, OBLIGATION UNDER PUT/CALL FOR NONCONTROLLING INTEREST AND SHAREHOLDER’S EQUITY
Total current liabilities	$6,808	$16,695	$18,581	$—	$42,084
Long-term debt	191,250	—	30,416	—	221,666
Other long-term liabilities	—	25,319	4,966	—	30,285
Obligation under put/call for noncontrolling interest	—	—	11,320	—	11,320
Parent’s shareholder’s equity	25,511	103,060	37,775	(140,835)	25,511

Total	$223,569	$145,074	$103,058	$(140,835)	$330,866

AGY HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

(Dollars in thousands, unless otherwise noted)

Condensed Consolidating Statements of Operations

	Year Ended December 31, 2009
	Parent	Combined Guarantor Subsidiaries	Combined Nonguarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$141,058	$12,983	$(189)	$153,852
Cost of goods sold	—	143,078	13,627	(193)	156,512

Gross profit (loss)	—	(2,020)	(644)	4	(2,660)

Selling, general and administrative expenses	1,165	13,211	1,663	(76)	15,963
Restructuring charges	—	789	—	—	789
Amortization of intangible assets	—	1,003	—	—	1,003
Goodwill impairment charge	—	84,992	—	—	84,992
Other operating (expense) income	1,190	847	(2,748)	(80)	(791)

Income (loss) from operations	25	(101,168)	(5,055)	—	(106,198)

Interest expense	20,499	—	1,736	—	22,235
Equity losses (earnings) in unconsolidated entities	81,524	—	—	(81,524)	—
Gain on bargain purchase	—	—	20,376	—	20,376
Other income (expense), net	1,138	15	313	—	1,466

Income (loss) before income tax benefit (expense)	(100,860)	(101,153)	13,898	81,524	(106,591)
Income tax benefit	7,348	5,731	—	—	13,079

Net income (loss)	(93,512)	(95,422)	13,898	81,524	(93,512)

Less: Net income (loss) attributable to the noncontrolling interest	(1,119)	—	(1,119)	1,119	(1,119)

Net income (loss) attributable to AGY Holding Corp.	$(92,393)	$(95,422)	$15,017	$80,405	$(92,393)

AGY HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

(Dollars in thousands, unless otherwise noted)

Condensed Consolidating Statements of Cash Flows

	Year Ended December 31, 2009
	Parent	Combined Guarantor Subsidiaries	Combined Nonguarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss) income	$(93,512)	$(95,422)	$13,898	$81,524	$(93,512)
Equity (earnings) losses in unconsolidated entities	81,524	—	—	(81,524)	—
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Goodwill impairment charge	—	84,992	—	—	84,992
Effect of adopting ASC 805 for acquisition-related costs	1,098	—	—	—	1,098
Gain on bargain purchase for majority interest business acquisition	—	—	(20,376)	—	(20,376)
Depreciation, alloy metals depletion and amortization	713	17,112	3,232	—	21,057
Gain on sale, disposal of assets or exchange of property and equipment and alloy metals	(1,190)	12	—	—	(1,178)
Gain on early extinguishment of debt	(1,138)	—	—	—	(1,138)
Stock compensation	415	—	—	—	415
Deferred income tax (benefit) expense	(7,348)	(5,759)	—	—	(13,107)
Change in assets and liabilities	5,119	6,121	(637)	—	10,603
Parents loans and advances	(6,551)	3,803	2,748	—	—

Net cash (used in) provided by operating activities	(20,870)	10,859	(1,135)	—	(11,146)

Cash flows from investing activities:
Purchase of property, plant and equipment and alloy metals	—	(12,098)	(1,251)	—	(13,349)
Proceeds from the sale of property and equipment and alloy metals	15,939	—	—	—	15,939
(Increase) decrease in restricted cash	—	1,239	11,817	—	13,056
Payment for majority interest business acquisition, net of cash acquired	(20,000)	—		1,847	(18,153)

Net cash (used in) provided by investing activities	(4,061)	(10,859)	10,566	1,847	(2,507)

Cash flows from financing activities:
Net proceeds (payments) from (of) Revolving Credit Facility	2,850	—	—	—	2,850
Purchases of Senior Secured Notes	(1,793)	—	—	—	(1,793)
Net proceeds (payments) from (of) Asia Credit Facility	—	—	3,635	—	3,635
Payment on Shanghai Grace Fabrication Corporation loan	—	—	(12,309)	—	(12,309)
Capital contribution	20,000	—	—	—	20,000
Debt issuances and others	(100)	—	—	—	(100)

Net cash provided by (used in) financing activities	20,957	—	(8,674)	—	12,283

Effect of exchange rate changes on cash	(3)	—	52	—	49

Net (decrease) increase in cash	(3,977)	—	809	1,847	(1,321)

Cash, beginning of year	4,760	—	1,847	(1,847)	4,760

Cash, end of year	$783	$—	$2,656	$—	$3,439