Form 10-Q
period 2010-03-31
AGY Holding Corp.
filed 2010-05-14
CIK 1431824

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 333-150749

AGY HOLDING CORP.

(Exact name of registrant as specified in its charter)

Delaware	20-0420637
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

There is no established trading market for the Common Stock of the registrant. As of May 13, 2010, there were 1,291,667 shares of common stock outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. – Consolidated Financial Statements

AGY Holding Corp. and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands except share and per share data)

	March 31, 2010	December 31, 2009
	(Unaudited)
Assets
Current assets:
Cash	$3,763	$3,439
Trade accounts receivable, less allowances of $2,782 and $2,558 at March 31, 2010 and December 31, 2009, respectively	25,374	18,682
Inventories, net	29,237	29,734
Deferred tax assets	6,356	6,382
Other current assets	3,681	2,560

Total current assets	68,411	60,797
Property, plant and equipment, and alloy metals, net	238,622	249,096
Intangible assets, net	19,238	19,667
Other assets	1,355	1,306

TOTAL	$327,626	$330,866

Liabilities, Obligation Under Put/Call for Noncontrolling Interest and Shareholder’s Equity
Current liabilities:
Accounts payable	$10,976	$13,718
Accrued liabilities	21,152	17,563
Short-term borrowings	7,127	5,661
Current portion of long-term debt	5,142	5,142

Total current liabilities	44,397	42,084
Long-term debt	223,289	221,666
Pension and other employee benefit plans	12,313	12,052
Other liabilities	4,578	4,465
Deferred tax liabilities	11,314	13,768

Total liabilities	295,891	294,035

Commitments and contingencies
Obligation under put/call for noncontrolling interest	11,038	11,320

Shareholder’s equity:
Common stock, $.0001 par value per share; 5,000,000 shares authorized; 1,291,667 shares issued and outstanding	—	—
Additional paid-in capital	122,164	122,144
Accumulated deficit	(101,220)	(96,440)
Accumulated other comprehensive deficit	(247)	(193)

Total shareholder’s equity	20,697	25,511

TOTAL	$327,626	$330,866

The accompanying notes are an integral part of the unaudited consolidated financial statements.

AGY Holding Corp. and Subsidiaries

Consolidated Statements of Operations

(Dollars in thousands, unless otherwise noted)

	(Unaudited)
	Three Months Ended March 31,
	2010	2009
Net sales	$45,573	$39,614
Cost of goods sold	(40,965)	(32,619)

Gross profit	4,608	6,995
Selling, general and administrative expenses	(3,896)	(4,254)
Restructuring charges	(328)	(518)
Amortization of intangible assets	(251)	(251)
Other operating expense	(1,701)	(1,690)

Income (loss) from operations	(1,568)	282
Other non-operating (expense) income:
Interest expense	(5,877)	(5,131)
Other income, net	21	1,104

Loss before income tax benefit	(7,424)	(3,745)
Income tax benefit	2,359	1,068

Net loss	(5,065)	(2,677)
Less: Net loss attributable to the noncontrolling interest	(285)	—

Net loss attributable to AGY Holding Corp.	$(4,780)	$(2,677)

The accompanying notes are an integral part of the unaudited consolidated financial statements.

AGY Holding Corp. and Subsidiaries

Consolidated Statements of Cash Flows

(Dollars in thousands, unless otherwise noted)

	(Unaudited)
	Three Months Ended March 31,
	2010	2009
Cash flow from operating activities:
Net loss	$(5,065)	$(2,677)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,750	2,415
Alloy metals depletion, net	3,280	3,042
Amortization of debt issuance costs	178	180
Amortization of intangibles with definite lives	251	251
Loss on sale, disposal or exchange of property and equipment and alloy metals	1,924	38
Gain on early extinguishment of debt	—	(1,138)
Effect of adopting ASC 805 for acquisition-related costs	—	1,098
Stock compensation	20	447
Deferred income tax benefit	(2,395)	(1,125)
Changes in assets and liabilities (net of effect of assets acquired and liabilities assumed in acquisition):
Trade accounts receivable	(6,692)	4,659
Inventories	497	(8,058)
Other assets	(1,056)	(443)
Accounts payable	(2,613)	341
Accrued liabilities	3,590	904
Pension and other employee benefit plans	170	(24)

Net cash used in operating activities	(4,161)	(90)

Cash flows from investing activities:
Purchases of property and equipment and alloy metals	(2,273)	(4,538)
Proceeds from the sale of property and equipment and alloy metals	3,663	—
Increase in restricted cash	—	(1)

Net cash provided by (used in) investing activities	1,390	(4,539)

Cash flows from financing activities:
Proceeds from Revolving Credit Facility borrowings	14,750	18,550
Payments on Revolving Credit Facility borrowings	(14,600)	(14,250)
Purchases of Senior Secured Notes	—	(1,793)
Proceeds from AGY Asia Credit Facility borrowings	2,938	—

Net cash provided by financing activities	3,088	2,507

Effect of exchange rate changes on cash	7	1
Net increase (decrease) in cash	324	(2,121)
Cash, beginning of period	3,439	4,760

Cash, end of period	$3,763	$2,639

Supplemental disclosures of cash flow information:
Cash paid for interest	$754	$214

Cash paid for income taxes	$10	$37

Supplemental disclosures of non cash financing/investing activities:
Increase (decrease) in minimum pension liability adjustment	$59	$—

Construction in-progress included in accounts payable	$528	$1, 644

The accompanying notes are an integral part of the unaudited consolidated financial statements.

AGY HOLDING CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, unless otherwise noted)

1. GENERAL

As used in this Form 10-Q and in these notes, the terms “AGY”, the “Company”, “we,” “us,” or “our” mean AGY Holding Corp. and subsidiary companies. The accompanying unaudited interim consolidated financial statements are those of AGY Holding Corp. and subsidiary companies. Refer to Note 2 to the consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2009 (the “2009 Form 10-K”) for a discussion of our significant accounting policies.

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

On June 10, 2009, the Company acquired a 70% interest in a foreign company, whose results of operations since the acquisition date are included in the accompanying consolidated financial statements. Since this acquisition, the Company operates as two reportable segments (each a single operating segment) consisting of AGY U.S. manufacturing operations (“AGY US”) and AGY Asian manufacturing operations (“AGY Asia”).

Basis of Consolidation and Presentation

The accompanying unaudited interim consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of items of a normal recurring nature) considered necessary for a fair statement of financial condition and results of operations have been included. Interim operating results are not necessarily indicative of the results to be expected for any other interim period or for the full year.

The Company’s business is conducted through AGY Holding Corp., its two wholly owned domestic subsidiaries, AGY Aiken LLC and AGY Huntingdon LLC and its wholly owned foreign subsidiaries, AGY Europe SARL (France) and AGY Cayman LLC (Cayman Islands). AGY Cayman LLC (Cayman Islands) is the holding company of the 70% controlling ownership in AGY Hong Kong Ltd. (formerly Main Union Industrial Ltd.) and its subsidiaries since June 10, 2009. All significant intercompany accounts and transactions have been eliminated in consolidation.

The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto included in our 2009 Form 10-K. The December 31, 2009 balances are derived from the audited financial statements in the 2009 Form 10-K.

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates and are subject to risks and uncertainties, including those identified in the “Risk Factors” section of our 2009 Form 10-K. Changes in facts and circumstances may have a significant impact on the resulting financial statements.

Adoption of new accounting standards

In June 2009, the Financial Accounting Standards Board (“FASB”) issued revised authoritative guidance that amends the consolidation guidance applicable to variable interest entities, as well as requires additional disclosures. The revised guidance is effective as of the beginning of the first fiscal year that begins after November 15, 2009, which is January 1, 2010 for the Company. As the consolidation of variable entities does not apply to the Company, the adoption of this authoritative guidance had no impact on the Company’s consolidated financial statements or disclosures.

AGY HOLDING CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, unless otherwise noted)

In June 2009, the FASB issued ASC 860 regarding the Accounting for Transfers of Financial Assets. ASC 860 requires additional disclosures about the transfer and derecognition of financial assets, eliminates the concept of qualifying special-purpose entities, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor’s interest in transferred financial assets. ASC 860 is effective for fiscal years beginning after November 15, 2009. The adoption of ASC 860 had no material impact on the Company’s results of operations, cash flows, or financial position.

Effective January 1, 2009, the Company adopted the provisions of ASC 805 (formerly FSP FAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141(R)”), which became effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Among other things, ASC 805 requires that all acquisition-related costs be expensed as incurred. At December 31, 2008, under the prior guidance of SFAS No. 141(R), the Company had deferred $1,098 of acquisition-related costs associated with its proposed acquisition of a majority interest in a Chinese company. In adopting this new accounting standard as of January 1, 2009, the Company expensed (classified as “other operating expense” in the statement of operations) the $1,098 of acquisition-related costs. The Company also expensed $556 and $1,627 of incremental advisory, legal and accounting fees that it incurred during the three months ended March 31, 2009 and during the year ended December 31, 2009, respectively in connection with this transaction. The previously described business combination was consummated on June 10, 2009, and as discussed in Note 2, the Company applied the other provisions of ASC 805 to the accounting for this acquisition.

Recently issued accounting standards

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

2. 2009 Chinese Business Combination

On June 10, 2009, pursuant to the terms of the Sale and Purchase Agreement dated March 12, 2009 (the “AGY Asia Purchase Agreement”), by and among AGY Cayman, Grace Technology Investment Co., Ltd. and Grace THW Holding Limited (together with Grace Technology Investment Co., Ltd., “Grace”), AGY Cayman, a company incorporated in the Cayman Islands and a wholly-owned subsidiary of the Company, completed its acquisition of 70% of the outstanding shares of Main Union Industrial Ltd. (renamed AGY Hong Kong Ltd.), a company incorporated in Hong Kong and a previously wholly-owned subsidiary of Grace Technology Investment Co., Ltd., a company incorporated in the British Virgin Islands and a wholly-owned subsidiary of Grace THW Holding Limited. AGY Hong Kong Ltd. owns 100% controlling interest in Shanghai Grace Technology Co., Ltd (renamed AGY Shanghai Technology Co., Ltd. (“AGY Shanghai”)), a company incorporated in China, which is also a glassfiber yarns manufacturer. This acquisition expands AGY’s geographic, manufacturing, and servicing capabilities in the Asia-Pacific region relative to the electronics and industrial end-markets.

In connection with the execution of the AGY Asia Purchase Agreement, the parties entered into several other agreements, including: (1) an option agreement, pursuant to which Grace granted AGY Cayman a call option, and AGY Cayman granted Grace a put option, in respect to the 30% interest held by Grace in AGY Hong Kong Ltd., (2) a supply agreement, pursuant to which Grace will purchase certain fiberglass yarn products from AGY, which will have an initial term through December 31, 2013, (3) an intellectual property license agreement pursuant to which AGY Holding Corp. grants to AGY Hong Kong Ltd. a non exclusive, royalty-free, non-transferable know-how and trademarks license for the production and the sale of certain products for specific territories, and (4) a technical service agreement pursuant to which AGY provides certain technical and manufacturing support services to AGY Shanghai.

AGY HOLDING CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, unless otherwise noted)

3. Inventories, net

Inventories, net of reserves for excess, obsolete, and write-downs to lower of cost or market adjustments of $3,130 and $2,618 as of March 31, 2010 and December 31, 2009, respectively, consist of the following:

	March 31, 2010	December 31, 2009
Finished goods and work in process	$20,810	$20,544
Materials and supplies	8,427	9,190

	$29,237	$29,734

4. Property, Plant and Equipment and Alloy Metals

Property, plant and equipment and alloy metals consist of the following:

	March 31, 2010	December 31, 2009
Land and land use rights	$11,561	$11,561
Buildings and leasehold improvements	37,492	37,492
Machinery and equipment	131,608	131,596
Alloy metals (net of depletion)	99,098	107,601

	279,759	288,250
Less – Accumulated depreciation	(49,275)	(45,525)

	230,484	242,725
Construction-in-progress	8,138	6,371

	$238,622	$249,096

Depreciation expense was $3,750 and $2,415 in the three months ended March 31, 2010 and 2009, respectively.

Depletion of alloy metals was $3,280 and $3,042 (net of recoveries and excluding expense to process such recoveries), in the three months ended March 31, 2010 and 2009, respectively.

During the first three months of 2010, the Company sold alloy metals and recognized a loss of $1,924, classified as “other operating expense”.

AGY HOLDING CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, unless otherwise noted)

5. Intangible Assets

Intangible assets subject to amortization and trademarks, which are not amortized, consist of the following:

	March 31, 2010	December 31, 2009	Estimated Useful Lives
Intangible assets subject to amortization:
Customer relationships – U.S.	$4,800	$4,800	11 years
Process technology	10,200	10,200	18 years
Deferred financing fees	5,075	5,075	5 to 8 years

Sub-Total	20,075	20,075
Less – Accumulated amortization	(6,450)	(6,021)

	13,625	14,054
Trademarks – not amortized	5,613	5,613

Net intangible assets	$19,238	$19,667

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

6. Restructuring Initiatives

2010 Cost Reduction Actions

As part of the Company’s continuing review and improvement of its cost structure, actions were taken in the first quarter of 2010 to further optimize the AGY US segment manufacturing footprint. The Company is flexing certain manufacturing facilities in the U.S. to improve profitability and better adjust its production capacity to projected future worldwide market demand. In conjunction with these actions, the Company recorded $328 in restructuring charges during the first three months of 2010 that related primarily to the relocation of certain manufacturing equipment. The cost related to these actions was incurred and paid during the same period.

The Company continues to evaluate its global manufacturing footprint to ensure the optimization of its production capacity and its overhead cost structure. As a result of this evaluation, similar activities are anticipated to continue throughout 2010 and could result in additional cash payments and accelerated depreciation expense.

2009 Cost Reduction Actions

During the three months ended March 31, 2009, the Company recorded $518 in restructuring charges that related primarily to severance and outplacement cost for salaried positions that the Company eliminated within the AGY US segment.

These 2009 cost reduction actions and their payment were completed in 2009.

AGY HOLDING CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, unless otherwise noted)

7. Accrued Liabilities

Accrued liabilities consist of the following:

	March 31, 2010	December 31, 2009
Vacation	$2,087	$2,057
Real and personal property taxes, (excluding pre-petition)	5,590	5,382
Payroll and benefits	1,562	1,302
Interest	7,205	2,470
AGY Asia supply agreement	1,856	3,810
Current portion of pension and other employee benefits	1,012	1,012
Accrued non refundable PRC value added tax	990	937
Other	850	593

Total accrued liabilities	$21,152	$17,563

8. Debt

Principal amounts of indebtedness outstanding under the Company’s financing arrangements consist of the following:

	March 31, 2010	December 31, 2009
Senior secured notes	$172,000	$172,000
Senior secured revolving credit facility	19,400	19,250
AGY Asia credit facility – non-recourse	44,158	41,219

Total debt	235,558	232,469
Less – Current portion AGY Asia	12,269	10,803

Total long-term debt	$223,289	$221,666

Senior Secured Revolving Credit Facility

The Company’s $40,000 Senior Secured Revolving Credit Facility (“Credit Facility”) matures in October 2011 and includes a $20,000 sublimit for the issuance of letters of credit and a $5,000 sublimit for swing line loans. The borrowing base for the Credit Facility is equal to the sum of: (i) an advance rate against eligible accounts receivable of up to 90%, plus (ii) the lesser of (A) 65% of the book value of eligible inventory (valued at the lower of cost or market) and (B) 85% of the net orderly liquidation value for eligible inventory, plus (iii) up to $32,500 of eligible alloy inventory, minus (iv) 100% of market-to-market risk on certain interest hedging arrangements, minus (v) a reserve of $7,500. As amended in connection with its acquisition of a 70% interest in AGY Asia, certain provisions of the credit agreement were modified or added, including the following: the availability reserve in the borrowing base calculation increased from $7,500 to $10,000; the foreign subsidiary indebtedness of AGY Asia or its subsidiaries is permitted provided that it is non-recourse indebtedness; the investment associated with the purchase of the remaining 30% is permitted provided that the Company’s excess availability under the facility is at least $10,000 for 60 days prior to the consummation date and $12,500 immediately following such consummation; and it is an event of default under the credit agreement if the Company defaults under its obligations regarding the acquisition of the remaining 30% of AGY Asia. In addition, the applicable margin for any utilization of the revolver in excess of $25,000 increased from 1.75% to 3.0% for Eurodollar loans and from 0.75% to 2.0% for base rate loans. No other material terms of the credit agreement were modified under the amendment.

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

At March 31, 2010 and December 31, 2009, we had $19,400 and $19,250 borrowings, respectively, outstanding under the Credit Facility. The weighted average interest rate for cash borrowings outstanding as of March 31, 2010, was 2.23%. At March 31, 2010 and December 31, 2009, we also had issued approximately $2,293 of standby letters of credit primarily for collateral required for utilities, fixed-rate natural gas purchases and workers’ compensation obligations. Borrowing availability at March 31, 2010 and December 31, 2009, was approximately $18,300 and $18,450, respectively.

The Credit Facility does not contain any financial maintenance covenants. Under certain events of default and other conditions, including failure to pay indebtedness under the senior secured second lien notes, payment of the outstanding principal and interest could be accelerated.

The Credit Facility contains customary representations and warranties and customary affirmative and negative covenants, including, among other things, restrictions on indebtedness, liens, investments, mergers and consolidations, dividends and other payments in respect to capital stock, transactions with affiliates, and optional payments and modifications of subordinated and other debt instruments. The Credit Facility also includes customary events of default, including a default upon a change of control. The Company was in compliance with all such covenants at March 31, 2010 and December 31, 2009.

Senior Secured Notes

Interest on our Notes due in 2014 is payable semi-annually on May 15 and November 15 of each year beginning May 15, 2007. Our obligations under the Notes are fully and unconditionally guaranteed, jointly and severally, on a second-priority basis, by each of our existing and future domestic subsidiaries, other than immaterial subsidiaries, that guarantee the indebtedness of the Company, including the Credit Facility, or the indebtedness of any restricted subsidiaries.

In February 2009, we repurchased $3,000 face amount of Notes for $1,792 plus accrued interest of $92 and commission of $8, resulting in a net gain on extinguishment of debt of $1,138 (net of $70 of deferred financing fees written off), classified as “other non-operating income”.

At any time prior to November 15, 2010, we may redeem all or a part of the Notes at a redemption price equal to 100% of the principal amount of Notes redeemed plus an applicable make-whole payment. Currently, we do not expect to utilize the remaining optional redemption provision.

As of March 31, 2010 and December 31, 2009, the estimated fair value of the Notes was $148,780 and $140,610, respectively, compared to a recorded book value of $172,000 for both periods. The fair value of the Notes is estimated on the basis of quoted market prices; however, trading in these securities is limited and may not reflect fair value. The fair value is subject to fluctuations based on, among other things, the Company’s performance, its credit rating and changes in interest rates for debt securities with similar terms.

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

AGY HOLDING CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, unless otherwise noted)

AGY Asia Credit Facility- Non-recourse

The indebtedness of $38,967 assumed in the acquisition of AGY Asia was refinanced as discussed below. On July 10, 2009, AGY Asia entered into a financing arrangement with the Bank of Shanghai (“AGY Asia Credit Facility”). The arrangement consists of a five-year term loan in the aggregate amount of approximately $40,500 (consisting of a loan denominated in local currency of RMB 208,500, or approximately $30,500 converted at an exchange rate of RMB 6.83 to 1 U.S. dollar, and a U.S.-dollar-denominated loan of $10,000), a one-year working capital loan in the aggregate amount of approximately $11,700 (consisting of a local currency loan of RMB 45,750, or approximately $6,700 converted at an exchange rate of RMB 6.83 to 1 U.S. dollar, and a U.S.-dollar-denominated loan of $5,000), and a one-year letter of credit facility in the amount of $2,000. As discussed above, proceeds from the loans were used principally to repay the $37,568 outstanding at the time of the refinancing under AGY Asia’s prior credit agreements.

The term loan is secured by AGY Asia’s building, alloy metals and equipment and bears interest annually at the rate of either the five-year lending rate as published by the People’s Bank of China, plus a margin, or six-month LIBOR plus 3.0%. Term loan borrowings may be made in both local currency and US dollars, up to certain limits. At March 31, 2010 and December 31, 2009, AGY Shanghai had approximately $37,031 and $35,558 of borrowings outstanding under the term loan, respectively, consisting of a local currency loan of RMB 205,000 and RMB 195,000, respectively, or approximately $30,031 and $28,558, respectively, converted at an exchange rate of RMB 6.83 to 1 U.S. dollar, and a U.S.-dollar-denominated loan of $7,000 at the end of both periods. The weighted average interest rate for cash borrowings outstanding as of March 31, 2010, was 5.79%.

Principal on the term loan is due semi-annually beginning April 2010, in accordance with the following amortization schedule (when the term loan is fully drawn):

2010	$5,100
2011	8,100
2012	9,900
2013	11,300
2014	6,100

$40,500

The working capital loan facility is secured by future equipment and assets acquired by AGY Shanghai and bears interest annually at the rate of either the one-year lending rate as published by the People’s Bank of China, or three-month LIBOR plus 3.0%. Working capital loan borrowings may be made in both local currency and U.S. Dollars, up to certain limits.

At March 31, 2010 and December 31, 2009, the Company had approximately $7,127 and $5,661 borrowings, respectively, outstanding under the working capital loan consisting of a local currency loan of RMB 35,000 and RMB 25,000, respectively, or approximately $5,127 and $3,661, respectively, converted at an exchange rate of RMB 6.83 to 1 U.S. dollar, and a U.S.-dollar-denominated loan of $2,000 at the end of each period. The weighted average interest rate for cash borrowings outstanding as of March 31, 2010, was 4.73%.

The letter of credit facility is a one-year facility for the issuance of documentary letters of credit up to a maximum term of 120 days. A 15% deposit is required upon issuance with the balance due upon settlement of the underlying obligation.

The loan agreements contain customary representations and warranties and customary affirmative and negative covenants, including, among other things, interest coverage, restrictions on indebtedness, liens, investments, mergers and consolidations, dividends and other payments in respect to capital stock, and transactions with affiliates. The loan agreements also include customary events of default, including a default upon a change of control. AGY Shanghai was in compliance with all such covenants at March 31, 2010 and December 31, 2009.

All amounts borrowed under the AGY Asia Credit Facility are non-recourse to AGY Holding Corp. or any other domestic subsidiary of AGY Holding Corp.

AGY HOLDING CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, unless otherwise noted)

Maturities of Long-Term Debt

Maturities of long-term debt at March 31, 2010 consist of the following:

	North America	China – Non- recourse	Total
2011	19,400	8,153	27,553
2012	—	9,911	9,911
2013	—	9,790	9,790
2014	172,000	4,035	176,035

	$191,400	$31,889	$223,289

9. Capital Stock and Equity

The authorized capital consists of a total of 5,000,000 shares of common stock with a par value of $0.0001 per share. All 1,291,667 outstanding shares of the Company have been owned by Holdings since the Acquisition on April 7, 2006. The holder of each share has the right to one vote for each share of common stock held and no shareholder has special voting rights other than those afforded all shareholders generally under Delaware law. Shareholders will share ratably, based on the number of shares held, in any and all dividends the Company may declare. As indicated in Note 8, the payment of dividends is restricted by the Credit Facility and no dividends were paid in either the three months ended March 31, 2010 or in 2009.

10. Employee Benefits

Pension and Other Post-retirement Benefits

Pension Benefits—As described more fully in our 2009 Form 10-K, we have a reimbursement obligation to Owens Corning (“OC”) under OC’s defined benefit pension plan covering certain of our employees. Our obligation to OC is unfunded. We do not have a defined benefit pension plan.

Other Post-retirement Benefits—We have a post-retirement benefit plan that covers substantially all of our domestic employees. Upon the attainment of age sixty-two and the completion of ten years of continuous service, an employee may elect to retire. Employees eligible to retire may receive limited postretirement health and life insurance benefits. We also have an unfunded reimbursement obligation to OC for certain of our retirees who retired under OC’s retiree medical plan.

Net periodic benefit costs for the three ended March 31, 2010 and 2009, are as follows:

	For the Three Months Ended March 31,
	Pension Benefits		Post-Retirement Benefits
	2010	2009	2010	2009
Service cost	$—	$—	$112	$112
Interest cost	63	68	109	109
Settlement	53	—	—	—
Amortization of unrecognized gains	—	—	(3)	(3)

Total net periodic benefit cost	$116	$68	$218	$218

Expected net employer contributions for the defined benefit plan for the year ending December 31, 2010 are $544. Expected net employer contributions for the postretirement benefit plan for the year ending December 31, 2010 are $468.

AGY HOLDING CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, unless otherwise noted)

Defined Contribution Plan

The Company has a defined contribution 401(k) plan that allows qualifying employees to contribute up to 30% of their annual pretax or after-tax compensation subject to Internal Revenue Service (IRS) limitations. Effective January 1, 2007, AGY may provide a voluntary matching employer contribution of 50% on up to 6% of each participant’s before-tax salary deferral. In addition, AGY may make an employer contribution to the plan based on the Company’s annual financial performance. For the three months ended March 31, 2010 and 2009, the Company contributed $163 and $186, respectively.

11. Stock-based Compensation

Our stock-based compensation includes stock options and restricted stock as described in our 2009 Form 10-K. Total stock-based compensation was $20 and $447 for the three months ended March 31, 2010 and 2009, respectively. No additional stock options or restricted stock were granted, exercised, forfeited or expired during the three months ended March 31, 2010.

12. Comprehensive Loss

Comprehensive loss represents net loss and other gains and losses affecting shareholder’s equity that are not reflected in our consolidated statements of operations. The components of comprehensive loss were as follows:

	Three Months Ended March 31,
	2010	2009
Net loss attributable to AGY Holding Corp.	$(4,780)	$(2,677)
Pension & Other OPEB Adjustments	(59)	—
Currency translation adjustments	5	—

Comprehensive (loss) income attributable to AGY Holding Corp.	$(4,834)	$(2,677)

Net loss attributable to noncontrolling interest	$(285)	$—
Currency translation adjustments	3	—

Comprehensive loss attributable to noncontrolling interest	$(282)	$—

Net (loss) income	$(5,065)	$(2,677)
Pension and Other OPEB Adjustments	(59)	—
Currency translation adjustments	8	—

Comprehensive loss, including portion attributable to noncontrolling interest	$(5,116)	$(2,677)

13. Derivative Instruments and Hedging Activities

We periodically enter into fixed-price agreements for the natural gas commodity requirements of our AGY US segment to reduce the variability of the cash flows associated with forecasted purchases of natural gas. Although these contracts are considered derivative instruments, they typically meet the normal purchases exclusion contained in ASC 815, and are therefore exempted from the related accounting requirements. At March 31, 2010, we had existing contracts for physical delivery of natural gas at our Aiken, SC facility that fix the commodity cost of natural gas for approximately 70% of our 2010 AGY US segment estimated natural gas purchase requirements.

We also use, on occasion, foreign currency derivatives to manage the risk associated with fluctuations in foreign exchange rates. At March 31, 2010 and December 31, 2009, we had no foreign currency hedging agreements in effect.

14. Alloy Metals Leases

We lease under short-term operating facilities (generally with lease terms from one to twelve months) a significant portion of the alloy metals needed to support our manufacturing operations. During the three months ended March 31, 2010 and 2009, total lease costs of alloy metals were approximately $900 and $1,070, respectively, and were classified as a component of cost of goods sold.

AGY HOLDING CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, unless otherwise noted)

We have leased alloy metals under the following two agreements during the three months ended March 31, 2010 and in 2009:

Metal Consignment Facility — From August 2005 to October 2009, AGY had a consignment agreement in place with Bank of Nova Scotia, as assignee of Bank of America, N.A., which was assignee of Fleet Precious Metals Inc., to lease platinum, one of the alloy metals used in our manufacturing operations. In March 2008, as a result of the increase in platinum market prices, the prior consignment limit was amended to provide up to the lesser of: a) $69,600; b) the value of 32,000 ounces of platinum; or c) $42,000 plus two times the then-available undrawn face amount of letters of credit securing the agreement. Lease payments were payable monthly and, at the Company’s election, based on either (i) a floating fee calculated and specified by Bank of Nova Scotia from time to time and initially set at 7.5% per annum or (ii) a fixed fee equal to the precious metals rate, which was the fixed market-based lease rate for the applicable lease period, plus a 2.0% margin. At March 31, 2009, we leased 27,400 ounces of platinum under the facility, with a notional value of approximately $21,000 as calculated under the facility. Unused availability at March 31, 2009, was approximately 4,600 ounces of platinum with a notional value of $38,800. If the market value of the leased platinum exceeded $69,600 or 32,000 ounces, the Company was required to purchase or otherwise provide sufficient platinum to reduce the lease balance. At March 31, 2009, there were no outstanding letters of credit securing the agreement. Effective October 7, 2009, the Company terminated the Metal Consignment Facility with Bank of Nova Scotia and entered into a new master lease agreement with Deutsche Bank as discussed below.

Deutsche Bank Master Lease Agreement — Simultaneously with the termination of the OC master lease agreement in October 2008, we entered into a new master lease agreement (the “Master Lease Agreement”) with DB Energy Trading LLC (“DB”) for the purpose of leasing precious metals. The Master Lease Agreement described the lease terms and conditions enabling AGY to lease up to 19,057 ounces of platinum and 3,308 ounces of rhodium. The Master Lease Agreement had a three-year term and allowed AGY to enter into leases of alloy metals with terms of one to twelve months. Lease costs were determined by the quantity of metal leased, multiplied by a benchmark value of the applicable precious metal and a margin above the lease rate index based on DB’s daily precious metal rates.

At March 31, 2009, we leased approximately 17,800 ounces of platinum and 3,100 ounces of rhodium under the Master Lease Agreement, with a notional value of approximately $20,700.

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

At March 31, 2010, we leased approximately 39,100 ounces of platinum and 2,200 ounces of rhodium under the New Master Lease Agreement, with a notional value of approximately $55,350 and $5,400, respectively. All of the leases outstanding at March 31, 2010 had initial terms of two to twelve months, maturing no later than October 12, 2010 (with future minimum rentals of approximately $924 until maturity in October 2010).

15. Fair Value Measurements

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

At March 31, 2010, there were no assets or liabilities required to be measured at fair value in periods subsequent to their initial recognition.

16. Noncontrolling Interest

As discussed in Note 2, on June 10, 2009 the Company purchased a 70% controlling interest in AGY Asia. The 30% noncontrolling interest (“NCI”) was recorded at the acquisition date at a fair value of $12,431, which was derived from an option agreement, pursuant to which the Company has the right to purchase the remaining 30% NCI at a stipulated multiple of earnings before interest, taxes, depreciation and amortization if certain financial performances are achieved. Grace has the right to put their remaining 30% ownership to the Company after the one-year anniversary of the execution of the AGY Asia Purchase Agreement at a stipulated multiple of earnings before interest, taxes, depreciation and amortization. The put option becomes exercisable upon the first anniversary of the completion date of the AGY Asia acquisition, June 10, 2010.

We assessed the option agreement under the guidance of ASC 815 and ASC 480-10 and considered it was not a freestanding financial instrument but a redeemable equity interest, which is not solely within the control of the Company. Therefore, at the acquisition date, the fair value of the redeemable portion of the NCI was reclassified as temporary, or mezzanine, equity presented in the accompanying consolidated balance sheet between total liabilities and shareholder’s equity.

At March 31, 2010 and December 31, 2009, the Company recorded the attribution of the NCI net loss and other comprehensive income according to ASC 810-10-65 and performed a subsequent measurement of the probable redemption amount per ASC 480-10-S99. As the present value of the probable redemption price was below the initial carrying value of the NCI and as the redemption was still probable, we concluded that the mezzanine classification was still appropriate as of March 31, 2010 and December 31, 2009.

Changes in noncontrolling interest are set forth below:

Balance as of January 1, 2009	$—
Noncontrolling interest in AGY Asia on June 10, 2009	12,431
Net (loss) attributable to NCI – AGY Asia	(1,119)
Other comprehensive income attributable to NCI – AGY Asia	8

Balance as of December 31, 2009	$11,320

Balance as of January 1, 2010	$11,320
Net (loss) attributable to NCI – AGY Asia	(285)
Other comprehensive income attributable to NCI – AGY Asia	3

Balance as of March 31, 2010	$11,038

17. Income Taxes

During the first quarter of 2010, the Company’s effective tax was a benefit of 31.8%. This rate varied from the statutory rate of 34% due primarily to losses on foreign subsidiaries with no tax benefit, change in valuation allowance, and foreign rate differential, which benefits were partially offset by state taxes.

During the first quarter of 2009, the Company’s effective tax was a benefit of 28.5%. This rate varied from the statutory rate of 34% due primarily to higher pre-tax losses recognized in the first quarter of 2009 and transactional costs that were expensed during 2009 but not deductible for tax, which benefits were partially offset by state taxes.

18. Commitments and Contingencies

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

In addition to the alloy metal leases discussed in Note 14, we also lease other equipment and property under operating leases. Total rent expense for the three months ended March 31, 2010 and 2009, was approximately $430 and $520, respectively. We are obligated to make approximately $3,100 minimum purchases of marbles from domestic and Chinese marble producers during the remainder of 2010.

19. Segment Information

Since the acquisition of AGY Asia on June 10, 2009, the Company has two reportable segments, each a separate operating segment. The AGY US segment includes the US manufacturing operations and its sale of advanced glass fibers that are used worldwide as reinforcing materials in numerous high-value applications and end-markets through AGY Holding Corp., its wholly owned domestic and French subsidiaries. The AGY Asia segment includes the manufacturing operations of the Company’s 70% controlling interest in AGY Hong Kong Limited and its sale of advanced glass fibers that are used primarily in the Asian electronics markets. The Company’s operating segments are managed separately based on differences in their manufacturing and technology capabilities, products and services and their end-markets as well as their distinct financing agreements. The financial results for our operating segments are prepared using a management approach, which is consistent with the basis and manner in which we internally segregate financial information for the purpose of making internal operating decisions. We evaluate the performance of our operating segments based on operating profit. Corporate and certain other expenses are not allocated to the operating segments, except to the extent that the expense can be directly attributable to the operating segment.

Because the Company operated as one business segment until June 10, 2009, the operating results by business segment and other financial data are only presented below for the three months ended March 31, 2010:

Three Months Ended March 31, 2010	AGY US	AGY Asia	Corporate and Other	Total
Total net sales	$40,828	$5,443	$(698)	$45,573
Operating income (loss) (i)	1,054	(204)	(2,418)	(1,568)
Depreciation and amortization	2,642	1,359	—	4,001
Alloy metals depletion, net	3,117	163	—	3,280
Property, plant and equipment, and alloy metals, net	149,827	88,795	—	238,622
Carrying amount of intangible assets	19,238	—	—	19,238
Total assets	$224,926	$102,700	$—	$327,626

(i)	Operating loss for the three months ended March 31, 2010 within the corporate and other segment includes primarily, $328 of restructuring expense (discussed in Note 6), stock compensation expense, the management fees payable to our sponsor, and $1,924 of loss recorded on the sale of assets.

AGY HOLDING CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, unless otherwise noted)

20. Condensed Consolidating Financial Statements

As described in Note 8, in 2006 the Company issued $175,000 aggregate principal amount of the Old Notes, which were exchanged for the Notes through a registration statement in 2008. As of March 31, 2010, $172,000 of Notes remain outstanding. The Notes are guaranteed, fully, unconditionally and jointly and severally, by each of AGY Holding Corp.’s existing and future wholly-owned domestic subsidiaries, other than immaterial subsidiaries (collectively, the “Combined Guarantor Subsidiaries”).

For the purpose of the following footnote:

•	AGY Holding Corp. is referred to as “Parent”;

•	The Combined Guarantor Subsidiaries represent all subsidiaries other than the Combined Nonguarantor subsidiaries defined below; and

•	The “Combined Non-Guarantor Subsidiaries” as of March 31, 2010 include only the subsidiaries forming AGY Asia: AGY Cayman LLC, AGY Hong Kong Ltd and AGY Shanghai.

All the Parent’s subsidiaries were domestic guarantors of the Notes through June 10, 2009, when the Company acquired the entities comprising AGY Asia, which became the only Non-Guarantor Subsidiaries. The following supplemental condensed consolidating financial information is presented on the equity method and reflects the Parent’s separate accounts, the accounts of the Combined Guarantor Subsidiaries, the accounts of the Non-Guarantor Subsidiaries, the consolidating adjustments and eliminations and the total consolidated accounts for the dates and periods indicated. The required condensed consolidating information for the period ended March 31, 2009 is not presented as such information is not deemed material to the consolidated financial statements.

Condensed Consolidating Balance Sheet

	As of March 31, 2010
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Total current assets	$2,381	$51,223	$14,807	$—	$68,411
Due from (to) affiliates	(17,140)	19,156	(2,016)	—	—
Property, plant and equipment, net	90,018	59,809	88,795	—	238,622
Intangible assets, net	2,616	16,622	—	—	19,238
Investment in unconsolidated entities	145,713	—	—	(145,713)	—
Other assets	20	221	1,114	—	1,355

Total	$223,608	$147,031	$102,700	$(145,713)	$327,626

LIABILITIES, OBLIGATION UNDER PUT/CALL FOR NONCONTROLLING INTEREST AND SHAREHOLDER’S EQUITY
Total current liabilities	$11,511	$15,291	$17,595	$—	$44,397
Long-term debt	191,400	—	31,889	—	223,289
Other long-term liabilities	—	23,153	5,052	—	28,205
Obligation under put/call for noncontrolling interest	—	—	11,038	—	11,038
Parent’s shareholder’s equity	20,697	108,587	37,126	(145,713)	20,697

Total	$223,608	$147,032	$102,700	$(145,713)	$327,626

AGY HOLDING CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, unless otherwise noted)

Condensed Consolidating Statements of Operations

	Three Months Ended March 31, 2010
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$40,828	$5,443	$(698)	$45,573
Cost of goods sold	—	(36,611)	(5,055)	701	(40,965)

Gross profit (loss)	—	4,217	388	3	4,608

Selling, general and administrative expenses	(208)	(3,159)	(592)	63	(3,896)
Restructuring charges	—	(328)	—	—	(328)
Amortization of intangible assets	—	(251)	—	—	(251)
Other operating (expense) income	(1,924)	289	—	(66)	(1,701)

Income (loss) from operations	(2,132)	768	(204)	—	(1,568)

Interest expense	(5,097)	—	(780)	—	(5,877)
Equity losses (earnings) in unconsolidated entities	(583)	—	—	583	—
Other income (expense), net	—	(14)	35	—	21

Income (loss) before income tax benefit (expense)	(7,812)	754	(949)	583	(7,424)
Income tax benefit (expense)	2,747	(388)	—	—	2,359

Net income (loss)	(5,065)	366	(949)	583	(5,065)

Less: Net loss attributable to the noncontrolling interest	(285)	—	(285)	285	(285)

Net (loss) income attributable to AGY Holding Corp.	$(4,780)	$366	$(664)	$298	$(4,780)

AGY HOLDING CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, unless otherwise noted)

Condensed Consolidating Statements of Cash Flows

	Three Months Ended March 31, 2010
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss) income	$(5,065)	$366	$(949)	$583	$(5,065)
Equity (earnings) losses in unconsolidated entities	583	—	—	(583)	—
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation, alloy metals depletion and amortization	178	5,759	1,522	—	7,459
Gain on sale, disposal of assets or exchange of property and equipment and alloy metals	1,924	—	—	—	1,924
Stock compensation	20	—	—	—	20
Deferred income tax (benefit) expense	(2,747)	352	—	—	(2,395)
Change in assets and liabilities	(2,051)	(322)	(3,837)	106	(6,104)
Parents loans and advances	3,234	(4,569)	1,441	(106)	—

Net cash (used in) provided by operating activities	(3,924)	1,586	(1,823)	106	(4,161)

Cash flows from investing activities:
Purchase of property, plant and equipment and alloy metals	—	(1,586)	(687)	—	(2,273)
Proceeds from the sale of property and equipment and alloy metals	3,663	—	—	—	3,663

Net cash (used in) provided by investing activities	3,663	(1,586)	(687)	—	1,390

Cash flows from financing activities:
Net proceeds from Revolving Credit Facility	150	—	—	—	150
Net proceeds from Asia Credit Facility	—	—	2,938	—	2,938

Net cash provided by financing activities	150	—	2,938	—	3,088

Effect of exchange rate changes on cash	(3)	—	10	—	7

Net (decrease) increase in cash	(114)	—	438	—	324

Cash, beginning of period	783	—	2,656	—	3,439

Cash, end of period	$669	$—	$3,094	$—	$3,763

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

You should read the following discussion and analysis in conjunction with the accompanying financial statements and related notes, and with the consolidated financial statements and notes thereto included in our 2009 Annual Report on Form 10-K (the “2009 Form 10-K”) filed with the Securities and Exchange Commission.

Unless the context requires otherwise, the terms “AGY”, the “Company”, “we” and “our” in this report refer to AGY Holding Corp. and its subsidiaries.

GENERAL

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

Since the acquisition of AGY Asia on June 10, 2009 as discussed further below, the Company has two reportable segments, each a separate operating segment. The AGY US segment includes the U.S. manufacturing operations and its sale of advanced glass fibers that are used worldwide as reinforcing materials in numerous high-value applications and end-markets through AGY Holding Corp. and its wholly-owned domestic and French subsidiaries. The AGY Asia segment includes the manufacturing operations of the Company’s 70% controlling interest in AGY Hong Kong Limited and its sale of advanced glass fibers that are used primarily in the Asian electronics markets. The Company’s operating segments are managed separately based on differences in their manufacturing and technology capabilities, products and services and their end-markets as well as their distinct financing agreements. AGY Holding Corp. is a Delaware corporation and is a wholly-owned subsidiary of KAGY Holding Company, Inc. (“Holdings”). Holdings acquired all of our outstanding stock in April 2006 (the “Acquisition”). Our principal executive office is located at 2556 Wagener Road, Aiken, South Carolina 29801 and our telephone number is (888) 434-0945. Our website address is http://www.agy.com.

BUSINESS COMBINATION

On June 10, 2009, AGY Cayman, a company incorporated in the Cayman Islands and a wholly-owned subsidiary of the Company, completed its acquisition of 70% of the outstanding shares of Main Union Industrial Ltd. (renamed AGY Hong Kong Ltd.), a company incorporated in Hong Kong with a 100% controlling interest in Shanghai Grace Technology Co., Ltd. (renamed AGY Shanghai Technology Co., Ltd. (“AGY Shanghai”)), a company incorporated in the People’s Republic of China (“PRC”), which is a glassfiber yarns manufacturer. This acquisition expands AGY’s geographic, manufacturing, and servicing capabilities in the Asia-Pacific region relative to the electronics and industrial end-markets.

The Company paid $20 million in cash for the 70% controlling interest in Main Union Industrial Ltd and its subsidiaries (“AGY Asia”) and financed this consideration through the sale of additional equity to the Company’s private equity sponsors.

The details of this business combination, accounted for under the purchase method of accounting, the allocation of the purchase price and the impact of AGY Asia, which has been included in our consolidated financial statements since June 10, 2009, are presented in Note 2 to the accompanying unaudited interim consolidated financial statements.

CRITICAL ACCOUNTING POLICIES

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In preparing our financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses included in the financial statements. Estimates are based on historical experience and other information then currently available, the results of which form the basis of such estimates. While we believe our estimation processes are reasonable, actual results could differ from our estimates. The critical accounting policies that affect the Company’s more complex judgments and estimates are described in our 2009 Form 10-K. There were no significant changes in our accounting policies and estimates since the end of fiscal 2009.

Adoption of new accounting standards

New accounting pronouncements that have been recently adopted are included in Note 1, “General” to the accompanying unaudited interim consolidated financial statements.

Results of Operations

The following tables summarize our results of operations in dollars and as a percentage of net sales for the three months ended March 31, 2010 and 2009 (dollars in thousands):

	Three Months Ended March 31,
	2010	2009
Net Sales
AGY US	$40,828	$39,614
AGY Asia	5,443	—

	46,271	39,614
Intersegment sales	(698)	—

Total net sales	45,573	39,614
Cost of goods sold	(40,965)	(32,619)

Gross profit	4,608	6,995
Selling, general and administrative expenses	(3,896)	(4,254)
Restructuring charges	(328)	(518)
Amortization of intangible assets	(251)	(251)
Other operating expense, net	(1,701)	(1,690)

(Loss) Income from operations	(1,568)	282
Other non-operating income, net	21	1,104
Interest expense	(5,877)	(5,131)

Loss before income taxes	(7,424)	(3,745)
Income tax benefit	2,359	1,068

Net loss	(5,065)	(2,677)
Less: Net loss attributable to noncontrolling interest	(285)	—

Net loss income attributable to AGY Holding Corp.	$(4,780)	$(2,677)

	Three Months Ended March 31,
	2010	2009
Net Sales
AGY US	89.6%	100.0%
AGY Asia	11.9%	—%

	101.5%	100.0%
Intersegment sales	(1.5)%	—%

Total net sales	100.0%	100.0%
Cost of goods sold	(89.7)%	(82.3)%

Gross profit	10.1%	17.7%
Selling, general and administrative expenses	(8.5)%	(10.8)%
Restructuring charges	(0.7)%	(1.3)%
Amortization of intangible assets	(0.6)%	(0.6)%
Other operating expense, net	(3.7)%	(4.3)%

(Loss) Income from operations	(3.4)%	0.7%
Other non-operating income, net	0%	2.8%
Interest expense	(12.9)%	(12.9)%

Loss before income taxes	(16.3)%	(9.4)%
Income tax benefit	5.2%	2.7%

Net loss	(11.1)%	(6.7)%
Less: Net loss attributable to noncontrolling interest	(0.6)%	—%

Net loss income attributable to AGY Holding Corp.	(10.5)%	(6.7)%

As further discussed below, we use EBITDA and Adjusted EBITDA, which are non-GAAP financial measures, to measure our operating performance.

EBITDA and Adjusted EBITDA (which are defined below) are reconciled from net income (loss) determined under GAAP as follows (dollars in thousands):

	Three Months Ended March 31,
	2010	2009

Statement of operations data:
Net loss	$(5,065)	$(2,677)
Interest expense	5,877	5,131
Income tax benefit	(2,359)	(1,068)
Depreciation and amortization	4,001	2,666

EBITDA	$2,454	$4,052

	Three Months Ended March 31,
	2010	2009

EBITDA	$2,454	$4,052
Adjustments to EBITDA:
Alloy depletion charge, net (a)	3,280	3,042
Non-cash compensation charges (b)	20	447
Management fees (c)	188	188
Acquisition-related costs expensed in accordance with ASC 805 (d)	—	1,654
Gain on early extinguishment of debt (e)	—	(1,138)
Restructuring charges (f)	328	518
Loss on disposition of assets & others (g)	1,850	38

Adjusted EBITDA	8,120	8,801
Less: Adjusted EBITDA attributable to the noncontrolling interest	(396)	—

Adjusted EBITDA attributable to AGY Holding Corp.	$7,724	$8,801

	Three Months Ended March 31,
	2010	2009
Adjusted EBITDA allocated to AGY Holding Corp. segment breakdown:
AGY US and Corporate	$6,799	$8,801
AGY Asia	925	—

	$7,724	$8,801

(a)	We purchase or lease alloy metals that are used in our manufacturing process. During the manufacturing process a small portion of the alloy metal is physically consumed. When the metal is actually consumed we recognize a non-cash charge. This expense is recorded net of the amount of metal that can be recovered after some specific treatment and net of the charges associated with such recovery treatment.
(b)	Reflects non-cash compensation expenses related to awards under Holdings’ 2006 Stock Option Plan and Holdings’ restricted stock granted to certain members of management.
(c)	Reflects the elimination of the management fee payable to our sponsor, Kohlberg & Company, LLC, pursuant to a management agreement entered into in connection with the Acquisition.
(d)	Reflects the elimination of the transactional costs associated with AGY Asia business combination that was consummated on June 10, 2009. Costs incurred and deferred at December 31, 2008 of $1,098 were expensed in 2009 as a result of adopting the provisions of ASC 805; the remainder, or $556, constitutes incremental acquisition-related costs incurred and expensed during the three months ended March 31, 2009.

(e)	Reflects the elimination of the net gain on early extinguishment of debt associated with the $3,000 (face value) 11% senior secured second lien notes repurchase made by the Company in February 2009.
(f)	Reflects the elimination of the restructuring charges associated with reductions in our salaried workforce in 2009 and the relocation of some manufacturing equipment in 2010 to reduce our cost structure, streamline processes and optimize AGY US manufacturing footprint.
(g)	Reflects primarily the elimination of the gain (loss) recorded versus historical book value on the sale or exchange of some non-operating assets.

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

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

Net sales. Net sales increased $6.0 million, or 15.0%, to $45.6 million for the three months ended March 31, 2010, compared to $39.6 million during the comparable quarter of 2009. AGY Asia, which was acquired in June 2009 contributed $4.8 million of additional revenue (after accounting for the elimination of $0.6 million of intercompany sales). The remaining $1.2 million, or 3.0% net increase in sales generated by AGY US in the first quarter of 2010, compared to the first quarter of 2009 was primarily due to $7.5 million of higher sale volumes, while an unfavorable product mix and competitive pricing pressures accounted for a decrease in sales of $6.3 million. We believe that the increased demand in all the markets that we serve except defense results primarily from the return to more normal historical inventory levels held by several of our customers as market and global economic conditions stabilized and steadily improved over the last six months. The electronics, industrial and construction market revenues of the U.S. operating segment increased approximately $3.7 million, $3.2 million and $1.9 million, respectively, compared to the same period in 2009. Aerospace sales increased by $2.4 million compared to the first quarter of 2009 and returned to 2008 average demand levels, reflecting increased aircraft retrofit and new build activity and inventory restocking in the supply chain. Defense revenue decreased $10.0 million in the first quarter of 2010, compared to the same period of 2009 as the result of the conclusion of the Mine Resistant Ambush Protected (“MRAP”) program during the first quarter of 2009.

Gross profit. We reported a consolidated gross profit of $4.6 million, or 10.1% of net sales for the three months ended March 31, 2010, compared to a gross profit of $7.0 million, or 17.7% of net sales for the three months ended March 31, 2009. The $2.4 million decrease in profitability was driven largely by our AGY US segment, while AGY Asia contributed $0.4 million of the total gross profit in the first quarter of 2010. The profitability of our AGY US segment benefited from $3.4 million of margin on increased sales but was negatively impacted $5.7 million from an unfavorable product mix associated with lower shipments to defense and competitive pricing pressure in certain markets. Additionally, the AGY US segment results were negatively impacted by approximately $1.6 million of costs including the change in overhead absorption associated with lower inventory levels and inflationary pressure, which were partially offset by $1.1 million of cost reductions related primarily to lower labor costs and discretionary spending.

Selling, general and administrative expenses. Selling, general and administrative costs decreased from $4.3 million during the first quarter of 2009 to $3.9 million during the quarter ended March 31, 2010. This decrease reflects (i) $0.9 million of lower expenses for our AGY US operating segment including a reduction in the salaried workforce, a decrease in non-cash stock compensation expense, lower discretionary spending, in part offset by higher accounting professional fees and (ii) $0.5 million incremental expenses associated with the AGY Asia acquisition compared to the first quarter of 2009. Selling, general and administrative costs decreased from 10.8% of net sales for the three months ended March 31, 2009 to 8.5% of net sales for the three months ended March 31, 2010.

Restructuring charges. For the three months ended March 31, 2009, we recorded $0.5 million in restructuring charges primarily related to severance and outplacement costs for headcount reductions in connection with our structural cost reduction initiatives. In conjunction with additional actions taken in the first quarter of 2010 to further optimize the AGY US manufacturing footprint and improve profitability, we recorded $0.3 million in restructuring charges in the three months ended March 31, 2010 that related primarily to the relocation of manufacturing equipment.

Other operating expense. During the three months ended March 31, 2009, other operating expense of $1.7 million was primarily due to AGY Asia acquisition-related costs, including $1.1 million of costs incurred and deferred at December 31, 2008 that were subsequently expensed on January 1, 2009 as a result of adopting ASC 805. During the three months ended March 31, 2010, other non-operating expense of $1.7 million consisted primarily of a net $1.9 million loss recognized on the sale of alloy metals.

Other non-operating income. During the three months ended March 31, 2009, other non-operating income consisted primarily of the net $1.1 million gain on the early extinguishment of debt associated with the purchase of $3 million (face value) of our Notes. During the three months ended March 31, 2010, other non-operating income was not significant.

Interest expense. Interest expense increased $0.7 million from $5.1 million the three months ended March 31, 2009 to $5.9 million for the three months ended March 31, 2010. The increase was primarily due to $0.8 million of incremental interest expense associated with the AGY Asia acquisition.

Income tax benefit. Income tax benefit increased $1.3 million from a $1.1 million tax benefit for the three months ended March 31, 2009 to a $2.4 million tax benefit for the three months ended March 31, 2010, due to the higher pre-tax loss recognized in the first quarter of 2010. During the first quarter of 2010, our effective tax rate was a benefit of 31.8%. This rate varied from the statutory rate of 34% due primarily to losses on foreign subsidiaries with no tax benefit, change in valuation allowance, and foreign rate differential, which benefits were partially offset by state taxes. During the first quarter of 2009, our effective tax rate was a benefit of 28.5%. This rate varied from the statutory rate of 34% due primarily to higher pre-tax losses recognized in the first quarter of 2009 and transactional costs that were expensed during 2009 but not deductible for tax, which benefits were partially offset by state taxes.

Net loss. As a result of the aforementioned factors, we reported a net loss attributable to AGY Holding Corp. of $4.8 million for the three months ended March 31, 2010, compared to a net loss of $2.7 million for the three months ended March 31, 2009. The net loss attributable to the 30% noncontrolling interest in AGY Asia not owned by us was $0.3 million for the first quarter of 2010.

LIQUIDITY AND CAPITAL RESOURCES

AGY Holding Corp. and its Domestic Subsidiaries’ Liquidity

In the first quarter of 2010 our domestic principal sources of liquidity were borrowings under our financing arrangements, proceeds from monetization of our excess alloy metals and our cash on hand. Our domestic need for liquidity will arise primarily from interest payments on the outstanding $172.0 million principal amount of our Notes, interest and principal payments on our senior secured revolving credit facility (“Credit Facility”), the funding of capital expenditures, alloy metals, strategic initiatives, normal recurring operating expenses and working capital requirements and the financing of the consideration to be paid pursuant to the put/call agreement for our 30% noncontrolling interest in AGY Asia not owned by us. There are no mandatory payments of principal on the Credit Facility or on the Notes scheduled prior to their maturity in October 2011 and November 2014, respectively.

At March 31, 2010, AGY US had total liquidity of $19.0 million, consisting of $0.7 million in unrestricted cash and approximately $18.3 million of borrowing availability under the Credit Facility.

AGY Asia’s Liquidity

AGY Asia’s sources of liquidity have been, since the Acquisition, borrowings under approximately $52.2 million of non-recourse financing arrangements with the Bank of Shanghai (“AGY Asia Credit Facility”), which consists of an $11.7 million one-year working capital loan and a $40.5 million five-year term loan. AGY Asia’s need for liquidity will arise primarily from interest and principal payments on the AGY Asia Credit Facility and the funding of capital expenditures, alloy metals, strategic initiatives, normal recurring operating expenses and working capital requirements. There are no mandatory payments of principal on the working capital loan prior to its maturity in June 2010. The extension or refinancing of the working capital loan commitment for AGY Asia is currently in progress. There are semi-annual mandatory payments of principal on the term loan borrowings in the amounts described below under “Financial Obligations and Commitments”, beginning in April 2010.

At March 31, 2010, AGY Asia had total liquidity of $11.0 million, consisting of $3.0 million of unrestricted cash and approximately $8.1 million of borrowing availability under the AGY Asia Credit Facility.

Based upon our current and anticipated levels of operations, we believe, but cannot guarantee, that our cash flows from operations and from the monetization of excess alloy metals, together with availability under our credit facilities for our US and Asian segments, will be adequate to meet our liquidity needs for the next twelve months. However, this forward-looking statement is subject to risks and uncertainties. See “Forward-Looking Statements” and “Item 1A. Risk Factors” in our 2009 Form 10-K.

Working capital.

Working capital is defined as total current assets, excluding unrestricted cash, less total current liabilities, including the short-term borrowings and current portion of long-term debt. Working capital was $20.3 million and $15.3 million on March 31, 2010 and December 31, 2009, respectively. The $5.0 million increase was primarily due to a $6.7 million increase in trade receivables resulting mostly from a change in the geographic distribution of receivables and product mix, a $1.1 million increase in other current assets primarily from prepayment on certain manufacturing equipment in AGY Asia. Further, we made a $2.7 million decrease in trade payables primarily from reductions in cash spending and accrued capital spending, offset by a $3.6 million increase in accrued liabilities related mainly to accrued interest on our Notes, a $1.5 million increase in AGY Asia short-term borrowings to support working capital, and a $0.5 million reduction in inventories.

Other balance-sheet items.

Net Property, Plant and Equipment and Alloy Metals. Net property, plant and equipment and alloy metals decreased $10.5 million from December 31, 2009 to March 31, 2010, primarily due to $7.0 million of depreciation and alloy metals depletion expenses. We sold $5.6 million of excess alloy metals at book value for proceeds of $3.7 million. We made $2.0 million of capital expenditures, including accrued construction in progress.

Long Term Debt. Long-term debt increased $1.6 million from December 31, 2009 to March 31, 2010 as a result of a $1.5 million increase in debt attributable to AGY Asia and a $0.1 million increase in borrowings under our AGY US operating segment Credit Facility.

Three months ended March 31, 2010 compared to three months ended March 31, 2009.

Cash flows from operating activities

Cash used by operating activities was $4.2 million for the three months ended March 31, 2010, compared to cash used by operating activities of $0.1 million for the three months ended March 31, 2009.

AGY Asia operating activities used $1.9 million of cash in the first quarter of 2010 as the result of the prepayment of some manufacturing equipment and higher accounts receivables due to the change in their geographic mix.

Cash used by operating activities in our AGY US segment was $2.3 million for the first quarter of 2010, compared to $0.1 million for the first quarter of 2009. The $2.3 million decrease in operating cash flows during the three months ended March 31, 2010 was driven largely by the $1.4 million decrease in net earnings (as adjusted for non-cash items) during the comparable periods, as well as an overall $1.1 million decrease in operating cash flows from working capital changes, including a $10.5 million decrease in cash flows from receivables due mainly to an increase in days sales outstanding as previously discussed, partly offset by a $9.1 million increase in cash flows from inventory depletion initiatives and increased demand.

Cash flow from investing activities

Cash provided by investing activities was $1.4 million for the three months ended March 31, 2010, compared to cash used in investing activities of $4.5 million for the three months ended March 31, 2009. The $5.9 million decrease in investing cash used was primarily due to activities at our AGY US segment, including (i) the sale of $3.7 million of excess alloy for the three months ended March 31, 2010 and (ii) a $3.0 million decrease in capital spending in the comparable quarters, partly offset by (iii) $0.7 million in capital expenditures incurred by AGY Asia.

Cash flow from financing activities

Cash provided by financing activities was $3.1 million for the three months ended March 31, 2010, compared to $2.5 million for the three months ended March 31, 2009. The $0.6 million increase was primarily attributable to a $2.9 million increase in AGY Asia bank loans, partly offset by a net $2.3 million decrease in cash from financing activities in AGY US due to (i) a $4.2 million decrease in AGY US revolver borrowings for the three months ended March 31, 2010 compared to the same period of 2009 and (ii) the $1.8 million cash outflow for the repurchase of $3.0 million of Notes (face value) in the first quarter of 2009 that was not recurring in the first quarter of 2010.

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

The Credit Facility contains customary representations and warranties and customary affirmative and negative covenants, including, among other things, restrictions on indebtedness, liens, investments, mergers and consolidations, dividends and other payments in respect to capital stock, transactions with affiliates, and optional payments and modifications of subordinated and other debt instruments. The Credit Facility does not contain any financial maintenance covenants. The Credit Facility also includes customary events of default, including a default upon a change of control. The Company was in compliance with all such covenants at March 31, 2010.

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

As of March 31, 2010, we had utilized approximately $2.3 million of the Credit Facility for the issuance of standby letters of credit and had $19.4 million cash borrowings outstanding, leaving $18.3 million available for additional borrowings.

In connection with our acquisition of a 70% interest in AGY Hong Kong Ltd., as described in our 2009 Form 10-K, we amended our credit agreement to obtain the necessary approval of the revolving credit lenders. In the amendment, certain provisions of the credit agreement were modified or added including provisions providing that: the availability reserve in the borrowing base calculation increased from $7.5 million to $10 million; the foreign subsidiary indebtedness of AGY Hong Kong Ltd. or its subsidiaries is permitted provided that it is non-recourse indebtedness; the investment associated with the purchase of the remaining 30% is permitted provided that our excess availability under the facility is at least $10 million for 60 days prior to the consummation date and $12.5 million immediately following such consummation; and it is an event of default under the credit agreement if we default under our obligations regarding the acquisition of the remaining 30% of AGY Hong Kong Ltd. In addition, the applicable margin for any utilization of the revolver in excess of $25 million increased from 1.75% to 3.0% for Eurodollar loans and from 0.75% to 2.0% for base rate loans. No other material terms of the credit agreement were modified under the amendment.

In connection with our refinancing on October 25, 2006, we issued $175.0 million aggregate principal amount of 11% senior second lien notes (“Old Notes”) to an initial purchaser, which were subsequently resold to qualified institutional buyers and non-U.S. persons in reliance upon Rule 144A and Regulation S under the Securities Act of 1933, as amended. We consummated an exchange offer of the Old Notes for the Notes in June 2008. Interest on the Notes is payable semi-annually on May 15 and November 15 of each year. Our obligations under the Notes are fully and unconditionally guaranteed, jointly and severally, on a second-priority basis, by each of our existing and future domestic subsidiaries, other than immaterial subsidiaries, that guarantee our indebtedness, including our new Credit Facility, or the indebtedness of any of our restricted subsidiaries. The indenture does not allow us to pay dividends or distributions on our outstanding capital stock (including to our parent) and limits or restricts our ability to incur additional debt, repurchase securities, make certain prohibited investments, create liens, transfer or sell assets, enter into transactions with affiliates, issue or sell stock of a subsidiary or merge or consolidate. The indenture permits the trustee or the holders of 25% or more of the Notes to accelerate payment of the outstanding principal and accrued and unpaid interest upon certain events of default, including failure to make required payments of principal and interest when due, uncured violations of the material covenants under the indenture or if lenders accelerate payment of the outstanding principal and accrued and unpaid interest due to an event of default with respect to at least $15.0 million of our other debt, such as our Credit Facility.

The indenture does not contain any financial maintenance covenants.

In February 2009, we repurchased $3.0 million face amount of Notes for $1.8 million plus accrued interest and commissions, resulting in a net gain on extinguishment of debt of approximately $1.1 million (net of deferred financing fees written off), classified as “other non-operating income”.

As of March 31, 2010, the estimated fair value of the Notes was $148.8 million compared to a recorded book value of $172 million.

AGY Asia

The bank debt of approximately $39.0 million assumed in the acquisition of AGY Asia was refinanced as discussed below. On July 10, 2009, AGY Asia entered into the AGY Asia Credit Facility. The arrangement consists of a five-year term loan in the aggregate amount of approximately $40.5 million (consisting of a loan denominated in local currency of RMB 208,500,000, or approximately $30.5 million converted at an exchange rate of 6.83 RMB to 1 U.S. dollar, and a U.S.-dollar-denominated loan of $10.0 million), a one-year working capital loan in the aggregate amount of approximately $11.7 million (consisting of a local currency loan of RMB 45,750,000, or approximately $6.7 million converted at an exchange rate of RMB 6.83 to 1 U.S. dollar, and a U.S.-dollar-denominated loan of $5.0 million), and a one-year letter of credit facility in the amount of $2.0 million.

The term loan is secured by AGY Asia’s building, alloy metals and equipment and bears interest annually at the rate of either the five-year lending rate as published by the People’s Bank of China, plus a margin, or six-month LIBOR plus 3.0%. Term loan borrowings may be made in both local currency and U.S. dollars, up to certain limits. At March 31, 2010, the Company had approximately $37.0 million borrowings outstanding under the term loan, consisting of a local currency loan of RMB 205,000,000, or approximately $30.0 million converted at an exchange rate of 6.83 RMB to 1 U.S. dollar, and a U.S.-dollar-denominated loan of $7.0 million.

The working capital loan facility is secured by future equipment, assets and alloy metals acquired by AGY Asia and bears interest annually at the rate of either the one-year lending rate as published by the People’s Bank of China, or three-month LIBOR plus 3.0%. Working capital loan borrowings may be made in both local currency and U.S. Dollars, up to certain limits.

At March 31, 2010, we had approximately $7.1 million borrowings outstanding under the working capital loan consisting of a local currency loan of RMB 35,000,000, or approximately $5.1 million converted at an exchange rate of 6.83 RMB to 1 U.S. dollar, and a U.S.-dollar-denominated loan of $2.0 million.

The letter of credit facility is a one-year facility for the issuance of documentary letters of credit up to a maximum term of 120 days. A 15% deposit is required upon issuance with the balance due upon settlement of the underlying obligation.

The loan agreements contain customary representations and warranties and customary affirmative and negative covenants, including, among other things, interest coverage, restrictions on indebtedness, liens, investments, mergers and consolidations, dividends and other payments in respect to capital stock, and transactions with affiliates. The loan agreements also include customary events of default, including a default upon a change of control. AGY Asia was in compliance with all such covenants at March 31, 2010 and December 31, 2009.

The refinancing or extension of the working capital loan and of the letter of credit facilities is currently under progress.

All amounts borrowed under the AGY Asia Credit Facility are non-recourse to AGY and its domestic subsidiaries.

FINANCIAL OBLIGATIONS AND COMMITMENTS

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

The AGY Asia Credit Facility, which is a non-recourse debt to AGY Holding Corp., includes an $11.7 million working capital loan facility when fully drawn that matures in June 2010 and a five-year term loan with principal payments due semi-annually beginning April 2010 in accordance with the following amortization schedule when the term loan is fully drawn (in $ millions):

2010	$5.1
2011	8.1
2012	9.9
2013	11.3
2014	6.1

$40.5

We are obligated to make approximately $3.1 million minimum purchases of marbles from a domestic and Chinese marble producers during the remainder of 2010.

We also have several short-term operating leases for alloy metals. At March 31, 2010, we leased in our AGY US segment approximately 39,100 ounces of platinum and 2,200 ounces of rhodium under the Deutsche Bank Master Lease Agreement, with a notional value of approximately $55,350 and $5,400, respectively. All of the leases outstanding at March 31, 2010 had initial terms of two to twelve months, maturing no later than October 12, 2010 (with future minimum rentals of approximately $924 until maturity in October 2010).

We also have various operating leases for certain manufacturing equipment, personal and real property.

As discussed in Note 2 to the accompanying unaudited interim consolidated financial statements, in connection with the purchase of AGY Asia, we entered into an option agreement with Grace pursuant to which Grace granted AGY a call option and AGY granted Grace a put option in respect of the 30% interest held by Grace in AGY Asia, in each case until December 31, 2013, unless mutually extended. The option price is determined by a formula outlined in the agreement. The exercise of the call option requires certain minimum financial performance levels to be reached by AGY Asia and the put option first becomes exercisable only upon the first anniversary of the acquisition in June 2010. Based on these provisions and the financial projections of the PRC affiliate, the Company believes that either the call option or the put option will be exercised in 2011. If the acquisition of the noncontrolling interest is consummated, the Company intends to finance the consideration paid pursuant to the agreement through the sale of additional equity to its private equity sponsor, if available, or other available liquidity.

IMPACT OF INFLATION AND ECONOMIC TRENDS

Historically, inflation has not had a material effect on our results of operations, as we have been able to offset most of the impact of inflation through price increases for our products. However, we cannot guarantee that we will be able to offset these costs through price increases to our customers.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This management’s discussion and analysis of financial condition and results of operations includes or may include “forward-looking statements.” All statements included herein, other than statements of historical fact, may constitute forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. Important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, among others, the following factors: competition from other suppliers of glass fibers, as well as suppliers of competing products; the cyclical nature of certain of the end-markets for our products; adverse macroeconomic and business conditions, continued disruption in credit markets and government policy generally leading to global market downturn; an inability to develop product innovations and improve our production technology and expertise; the loss of a large customer or end-user application; a decision by an end-user to modify or discontinue production of an end-product that has specified the use of our product; an inability to protect our intellectual property rights; liability for damages based on product liability claims; increases in energy costs and other raw materials or in the cost of acquiring or leasing alloy metals required for the production of glass fibers; labor disputes or increases in labor costs; difficulties and delays in manufacturing; a reliance on Owens Corning for our bushing fabrication and technical support for our operations; an inability to successfully implement our cost reduction initiatives relating to efficiency, throughput and process technology developments; an inability to successfully integrate future acquisitions including AGY Asia; our inability to successfully implement our cost reduction initiatives; interest rate and foreign exchange rate fluctuations; business risks associated with doing business internationally; an inability to refinance the working capital loan of AGY Asia; an inability to finance the consideration to be paid pursuant to the put/call agreement for the 30% noncontrolling interest in AGY Asia; the loss of key members of our management; an inability to comply with environmental, health or safety laws; our limited history of profitable operations since our emergence from Chapter 11 protection on April 2, 2004; our substantial indebtedness; and certain covenants in our debt documents.

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

NATURAL GAS COMMODITY RISK AND PLATINUM/RHODIUM RISK

Due to the nature of our manufacturing operations, we are exposed to risks due to changes in natural gas commodity prices. We may utilize derivative financial instruments in order to reduce some of the variability of the cash flows associated with our forecasted purchases of natural gas. In addition, because we use bushings made with a platinum-rhodium alloy as part of our manufacturing process, we are exposed to risks due to changes in the prices and lease rates of these metals.

At March 31, 2010, we had existing contracts for physical delivery of natural gas at our Aiken, SC facility that fix the commodity cost of natural gas for approximately 70 percent of our 2010 AGY segment estimated natural gas purchase requirements. Although these contracts are considered derivative instruments, they meet the normal purchases exclusion contained in ASC 815, and are therefore exempted from the related accounting requirements.

FOREIGN EXCHANGE RISK

We are subject to inherent risks attributed to operating in a global economy. For AGY US, all of our debt and most of our costs are denominated in US dollars. Approximately 4% percent of our sales are denominated in currencies other than the US dollar. Although our level of foreign currency exposure is limited, we may utilize derivative financial instruments to manage foreign currency exchange rate risks.

Approximately 20% of the debt of our subsidiary, AGY Asia, is denominated in U.S. dollars, with the balance denominated in Chinese RMB. In addition, approximately 90% of the sales of AGY Asia are denominated in U.S. dollars, while approximately 80% of its costs are denominated in Chinese RMB.

At March 31, 2010, we had no foreign currency hedging agreements in effect.

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

As required by Rule 13a-15(d) of the Exchange Act, the Company’s management, including the principal executive officer and the principal financial officer, conducted an evaluation of the internal control over financial reporting to determine whether any changes occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Based on that evaluation, the principal executive officer and the principal financial officer concluded no such changes during the quarter ended March 31, 2010 materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1A. Risk Factors

As of May 14, 2010, there have been no material changes to the risk factors disclosed under the heading “Risk Factors” in our 2009 Form 10-K. These factors could materially affect our business, financial condition or future results. In addition, future uncertainties may increase the magnitude of these adverse affects or give rise to additional material risks not now contemplated.

ITEM 6 – Exhibits

Exhibit Number	Description

31.1	Rule 13a-14(a) and 15d-14(a) Certification of Principal Executive Officer (filed herewith)

31.2	Rule 13a-14(a) and 15d-14(a) Certification of Principal Financial Officer and Principal Accounting Officer (filed herewith)

32.1	Section 1350 Certification of Principal Executive Officer (filed herewith)

32.2	Section 1350 Certification of Principal Financial Officer and Principal Accounting Officer (filed herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AGY Holding Corp.

Date: May 14, 2010	By:	/S/ DOUGLAS J. MATTSCHECK
Douglas J. Mattscheck Chief Executive Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Rule 13a-14(a) and 15d-14(a) Certification of Principal Executive Officer +

31.2	Rule 13a-14(a) and 15d-14(a) Certification of Principal Financial Officer and Principal Accounting Officer +

32.1	Section 1350 Certification of Principal Executive Officer +

32.2	Section 1350 Certification of Principal Financial Officer and Principal Accounting Officer+

+	Filed herewith.