Form 10-Q
period 2010-06-30
AGY Holding Corp.
filed 2010-08-16
CIK 1431824

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2010

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

There is no established trading market for the Common Stock of the registrant. As of August 13, 2010, there were 1,291,667 shares of common stock outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. – Consolidated Financial Statements

AGY Holding Corp. and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands except share and per share data)

Assets	June 30, 2010 (Unaudited)	December 31, 2009
Current assets:
Cash	$ 3,767	$ 3,439
Trade accounts receivable, less allowances of $2,968 and $2,558 at June 30, 2010 and December 31, 2009, respectively	23,449	18,682
Inventories, net	27,950	29,734
Deferred tax assets	6,343	6,382
Other current assets	3,754	2,560

Total current assets	65,263	60,797
Property, plant and equipment, and alloy metals, net	230,500	249,096
Intangible assets, net	18,810	19,667
Other assets	1,082	1,306

TOTAL	$315,655	$330,866

Liabilities, Obligation Under Put/Call for Noncontrolling Interest and Shareholder’s Equity

Current liabilities:
Accounts payable	$ 13,058	$ 13,718
Accrued liabilities	17,021	17,563
Short-term borrowings	8,737	5,661
Current portion of long-term debt	6,713	5,142

Total current liabilities	45,529	42,084
Long-term debt	218,674	221,666
Pension and other employee benefit plans	12,535	12,052
Other liabilities	4,693	4,465
Deferred tax liabilities	8,095	13,768

Total liabilities	289,526	294,035

Commitments and contingencies
Obligation under put/call for noncontrolling interest	3,568	11,320

Shareholder’s equity:
Common stock, $.0001 par value per share; 5,000,000 shares authorized; 1,291,667 shares issued and outstanding	-	-
Additional paid-in capital	122,175	122,144
Accumulated deficit	(106,948)	(96,440)
Accumulated other comprehensive deficit	(47)	(193)

Total AGY Holding Corp. shareholder’s equity	15,180	25,511
Noncontrolling interest	7,381	-

Total shareholder’s equity	22,561	25,511

TOTAL	$315,655	$330,866

The accompanying notes are an integral part of the unaudited consolidated financial statements.

AGY Holding Corp. and Subsidiaries

Consolidated Statements of Operations

(Dollars in thousands, unless otherwise noted)

	(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,

	2010	2009	2010	2009

Net sales	$ 49,308	$ 32,826	$ 94,881	$ 72,440
Cost of goods sold	(46,724)	(40,521)	(87,689)	(73,140)

Gross profit (loss)	2,584	(7,695)	7,192	(700)
Selling, general and administrative expenses	(4,128)	(3,794)	(8,024)	(8,048)
Restructuring charges	(702)	(207)	(1,030)	(725)
Amortization of intangible assets	(251)	(251)	(502)	(502)
Goodwill impairment charge	-	(44,466)	-	(44,466)
Other operating expense	(694)	(177)	(2,395)	(1,867)

Loss from operations	(3,191)	(56,590)	(4,759)	(56,308)
Other non-operating (expense) income:
Interest expense	(5,909)	(5,253)	(11,786)	(10,384)
Gain on bargain purchase	-	22,540	-	22,540
Other income, net	42	24	63	1,128

Loss before income tax benefit	(9,058)	(39,279)	(16,482)	(43,024)
Income tax benefit	3,190	6,587	5,549	7,655

Net loss	(5,868)	(32,692)	(10,933)	(35,369)
Less: Net loss attributable to the noncontrolling interest	140	197	425	197

Net loss attributable to AGY Holding Corp.	$ (5,728)	$ (32,495)	$ (10,508)	$ (35,172)

The accompanying notes are an integral part of the unaudited consolidated financial statements.

AGY Holding Corp. and Subsidiaries

Consolidated Statements of Cash Flows

(Dollars in thousands, unless otherwise noted)

	(Unaudited)

	Six Months Ended June 30,
	2010	2009
Cash flow from operating activities:
Net loss	$ (10,933)	$ (35,369)
Adjustments to reconcile net loss to net cash used in operating activities:
Goodwill impairment charge	-	44,466
Depreciation	9,983	5,153
Alloy metals depletion, net	4,842	4,765
Amortization of debt issuance costs	356	358
Amortization of intangibles with definite lives	502	502
Loss on sale, disposal or exchange of property and equipment and alloy metals	2,696	(387)
Gain on early extinguishment of debt	-	(1,138)
Effect of adopting ASC 805 for acquisition-related costs	-	1,098
Stock compensation	31	549
Gain on bargain purchase for majority interest business combination	-	(22,540)
Deferred income tax benefit	(5,586)	(7,698)
Changes in assets and liabilities (net of effect of assets acquired and liabilities assumed in acquisition):
Trade accounts receivable	(4,767)	1,662
Inventories	1,784	3,176
Other assets	(717)	7
Accounts payable	(607)	56
Accrued liabilities	(521)	(4,117)
Pension and other employee benefit plans	349	(222)

Net cash used in operating activities	(2,588)	(9,679)

Cash flows from investing activities:
Purchases of property and equipment and alloy metals	(5,059)	(8,509)
Proceeds from the sale of property and equipment and alloy metals	6,479	7,649
Payment for majority interest business acquisition, net of cash acquired	-	(18,153)
Increase in restricted cash	-	(1)

Net cash provided by (used in) investing activities	1,420	(19,014)

Cash flows from financing activities:
Proceeds from Revolving Credit Facility borrowings	35,350	37,025
Payments on Revolving Credit Facility borrowings	(37,100)	(29,400)
Purchases of Senior Secured Notes	-	(1,793)
Proceeds from AGY Asia Credit Facility borrowings	5,178	-
Payments on AGY Asia Credit Facility borrowings	(1,952)	-
Capital contribution	-	20,000

Net cash provided by financing activities	1,476	25,832

Effect of exchange rate changes on cash	20	(6)

Net increase (decrease) in cash	328	(2,867)

Cash, beginning of period	3,439	4,760

Cash, end of period	$ 3,767	$ 1,893

(Unaudited)

Six Months Ended June 30,
	2010	2009
Supplemental disclosures of cash flow information:

Cash paid for interest	$ 10,229	$ 9,844

Cash paid for income taxes	$ 45	$ 96

Supplemental disclosures of non cash financing/investing activities:

Increase (decrease) in minimum pension liability adjustment	$ 86	$ -

Construction in-progress included in accounts payable	$ 604	$ 301

Adjustment of obligation under put /call for noncontrolling interest	$ 7,381	-

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

AGY Holding Corp. is a Delaware corporation with its headquarters in South Carolina. KAGY Holding Company, Inc. (“Holdings”) is the sole shareholder of the Company. AGY is a leading manufacturer of advanced glass fibers that are used as reinforcing materials in numerous diverse, high-value applications, including aircraft laminates, ballistic armor, pressure vessels, roofing membranes, insect screening, architectural fabrics, and specialty electronics. AGY is focused on serving end-markets that require glass fibers for applications with demanding performance criteria, such as the aerospace, defense, construction, electronics, automotive, and industrial end-markets.

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

Effective January 1, 2009, the Company adopted the provisions of ASC 805 (formerly FSP FAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141(R)”), which became effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Among other things, ASC 805 requires that all acquisition-related costs be expensed as incurred. At December 31, 2008, under the prior guidance of SFAS No. 141(R), the Company had deferred $1,098 of acquisition-related costs associated with its proposed acquisition of a majority interest in a Chinese company. In adopting this new accounting standard as of January 1, 2009, the Company expensed (classified as “other operating expense” in the statement of operations) the $1,098 of acquisition-related costs. The Company also expensed $1,342 and $1,627 of incremental advisory, legal and accounting fees that it incurred during the three months ended June 30, 2009 and during the year ended December 31, 2009, respectively in connection with this transaction. The previously described business combination was consummated on June 10, 2009, and as discussed in Note 2, the Company applied the other provisions of ASC 805 to the accounting for this acquisition.

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

Inventories, net of reserves for excess, obsolete, and write-downs to lower of cost or market adjustments of $1,663 and $2,618 as of June 30, 2010 and December 31, 2009, respectively, consist of the following:

	June 30, 2010	December 31, 2009

Finished goods and work in process	$ 18,298	$ 20,544
Materials and supplies	9,652	9,190

	$ 27,950	$ 29,734

4.	Property, Plant and Equipment and Alloy Metals

Property, plant and equipment and alloy metals consist of the following:

	June 30, 2010	December 31, 2009

Land and land use rights	$ 11,620	$ 11,561
Buildings and leasehold improvements	37,610	37,492
Machinery and equipment	132,068	131,596
Alloy metals (net of depletion)	94,536	107,601

	275,834	288,250
Less – Accumulated depreciation	(55,542)	(45,525)

	220,292	242,725
Construction-in-progress	10,208	6,371

	$ 230,500	$ 249,096

Depreciation expense was $9,983 and $5,153 in the six months ended June 30, 2010 and 2009, respectively.

As discussed in Note 7, the Company recognized $2,743 of accelerated depreciation related to its North American manufacturing footprint optimization during the three and six months ended June 30, 2010.

Depletion of alloy metals was $4,842 and $4,765 (net of recoveries and excluding expense to process such recoveries), in the six months ended June 30, 2010 and 2009, respectively.

During the first six months of 2010 and 2009, the Company sold alloy metals for net proceeds of $6,479 and $7,649, respectively, and recognized a loss of $2,696 and a gain of $387 respectively, classified as “other operating expense”.

5.	Intangible Assets

Intangible assets subject to amortization and trademarks, which are not amortized, consist of the following:

	June 30, 2010	December 31, 2009	Estimated Useful Lives
Intangible assets subject to amortization:
Customer relationships – U.S.	$ 4,800	$ 4,800	11 years
Process technology	10,200	10,200	18 years
Deferred financing fees	5,075	5,075	5 to 8 years

Sub-Total	20,075	20,075
Less – Accumulated amortization	(6,878)	(6,021)

	13,197	14,054
Trademarks – not amortized	5,613	5,613

Net intangible assets	$ 18,810	$ 19,667

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

The Company performed its annual impairment testing of goodwill during the fourth quarter of 2009 after the annual budgeting process. Future earnings and cash flows projections for the next two years were revised to reflect, among other assumptions, the improvement in 2010 compared to the fourth quarter of 2009 in the primary markets the Company serves. The Company utilized the valuation hierarchy provided in ASC 820-10 to measure at fair value this goodwill. Management concluded from this review, with the assistance of independent third-party valuation specialists, that as of October 31, 2009 the goodwill associated with the AGY US segment was fully impaired and the Company recognized an additional non-cash, pre-tax goodwill impairment charge of $40,526, classified as a “loss from operations” in the fourth quarter of 2009.

7.	Restructuring Initiatives

2010 Cost Reduction Actions

As part of the Company’s continuing review and improvement of its cost structure, actions were taken in the first six months of 2010 to further optimize the AGY US segment manufacturing footprint. The Company is downsizing and flexing certain underutilized manufacturing facilities in the U.S. to improve profitability and better adjust its production capacity to projected future worldwide market demand. In conjunction with these actions, during the first six months of 2010 the Company recorded $3,773 in charges, of which $1,030 is related primarily to the relocation of certain manufacturing equipment and is included in “Restructuring charges” and $2,743 is related to accelerated depreciation expense and is included in “Cost of goods sold.” Most of the cash costs related to these actions were incurred and paid during the same period.

The following table summarizes the status of unpaid liabilities from the Company’s 2010 restructuring initiatives:

	Employee Related Costs	Relocation of Manufacturing Equipment	Others	Total

Balance as of January 1, 2010	$ -	$ -	$ -	$ -
Restructuring costs incurred	161	474	395	1,030
Payments	-	(474)	(395)	(869)

Balance as of June 30, 2010	$ 161	$ -	$ -	$ 161

The Company continues to evaluate its global manufacturing footprint to ensure the optimization of its production capacity and its overhead cost structure. As a result of this evaluation, similar activities are anticipated to continue throughout 2010 and into 2011 and could result in additional cash payments and accelerated depreciation expense.

2009 Cost Reduction Actions

During the six months ended June 30, 2009, the Company recorded $725 in restructuring charges that related primarily to severance and outplacement cost for salaried positions that the Company eliminated within the AGY US segment.

These 2009 cost reduction actions and their payment were completed in 2009.

8.	Accrued Liabilities

Accrued liabilities consist of the following:

	June 30, 2010	December 31, 2009

Vacation	$ 2,079	$ 2,057
Real and personal property taxes	5,580	5,382
Payroll and benefits	1,852	1,302
Interest	2,474	2,470
AGY Asia supply agreement	1,903	3,810
Current portion of pension and other employee benefits	1,012	1,012
Accrued non refundable PRC value added tax	1,076	937
Other	1,045	593

Total accrued liabilities	$ 17,021	$ 17,563

9.	Debt

Principal amounts of indebtedness outstanding under the Company’s financing arrangements consist of the following:

	June 30, 2010	December 31, 2009

Senior secured notes	$ 172,000	$ 172,000
Senior secured revolving credit facility	17,500	19,250
AGY Asia credit facility – non-recourse	44,624	41,219

Total debt	234,124	232,469
Less – Short-term debt and Current portion of long-term debt - AGY Asia	15,450	10,803

Total long-term debt	$ 218,674	$ 221,666

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

At June 30, 2010 and December 31, 2009, we had borrowings of $17,500 and $19,250, respectively, outstanding under the Credit Facility. The weighted average interest rate for cash borrowings outstanding as of June 30, 2010, was 2.27%. At June 30, 2010 , we also had issued approximately $2,293 of standby letters of credit primarily for collateral required for utilities, fixed-rate natural gas purchases and workers’ compensation obligations. Borrowing availability at June 30, 2010 and December 31, 2009, was approximately $20,200 and $18,450, respectively.

The Credit Facility does not contain any financial maintenance covenants. Under certain events of default and other conditions, including failure to pay indebtedness under the senior secured second lien notes, payment of the outstanding principal and interest could be accelerated.

The Credit Facility contains customary representations and warranties and customary affirmative and negative covenants, including, among other things, restrictions on indebtedness, liens, investments, mergers and consolidations, dividends and other payments in respect to capital stock, transactions with affiliates, and optional payments and modifications of subordinated and other debt instruments. The Credit Facility also includes customary events of default, including a default upon a change of control. The Company was in compliance with all such covenants at June 30, 2010 and December 31, 2009.

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

As of June 30, 2010 and December 31, 2009, the estimated fair value of the Notes was $146,200 and $140,610, respectively, compared to a recorded book value of $172,000 for both periods. The fair value of the Notes is estimated on the basis of quoted market prices; however, trading in these securities is limited and may not reflect fair value. The fair value is subject to fluctuations based on, among other things, the Company's performance, its credit rating and changes in interest rates for debt securities with similar terms.

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

AGY Asia Credit Facility- Non-recourse

The indebtedness of $38,967 assumed in the acquisition of AGY Asia was refinanced as discussed below. On July 10, 2009, AGY Asia entered into a financing arrangement with the Bank of Shanghai (“AGY Asia Credit Facility”). The arrangement consists of a five-year term loan in the aggregate amount of approximately $40,700 (consisting of a loan denominated in local currency of RMB 208,500, or approximately $30,700 converted at an exchange rate of RMB 6.79 to 1 U.S. dollar, and a U.S.-dollar-denominated loan of $10,000), a one-year working capital loan in the aggregate amount of approximately $11,700 (consisting of a local currency loan of RMB 45,750, or approximately $6,700 converted at an exchange rate of RMB 6.79 to 1 U.S. dollar, and a U.S.-dollar-denominated loan of $5,000), and a one-year letter of credit facility in the amount of $2,000. As discussed above, proceeds from the loans were used principally to repay the $37,568 outstanding at the time of the refinancing under AGY Asia’s prior credit agreements. On June 8, 2010, a portion of the USD loan commitment was exchanged for RMB commitment under both the project loan and the working capital loan. The new project loan commitment is RMB 222,200 (or approximately USD 32,720) and USD 8,000, and the new working capital loan commitment is RMB 59,500 (or approximately USD 8,762) and USD 3,000.

The term loan is secured by AGY Asia’s building, alloy metals and equipment and bears interest annually at the rate of either the five-year lending rate as published by the People’s Bank of China, plus a margin, or six-month LIBOR plus 3.0%. Term loan borrowings may be made in both local currency and US dollars, up to certain limits. At June 30, 2010 and December 31, 2009, AGY Shanghai had approximately $35,887 and $35,558 of borrowings outstanding under the term loan, respectively, consisting of a local currency loan of RMB 198,500 and RMB 195,000, respectively, or approximately $29,230 and $28,715, respectively, converted at an exchange rate of RMB 6.79 to 1 U.S. dollar, and a U.S.-dollar-denominated loan of $6,657 and $7,000, respectively. The weighted average interest rate for cash borrowings outstanding as of June 30, 2010, was 5.86%.

Principal on the term loan is due semi-annually beginning April 2010, in accordance with the following amortization schedule (when the term loan is fully drawn):

2010	$ 5,200
2011	8,200
2012	9,900
2013	10,800
2014	6,600

$ 40,700

The working capital loan facility is secured by future equipment and assets acquired by AGY Shanghai and bears interest annually at the rate of either the one-year lending rate as published by the People’s Bank of China, or three-month LIBOR plus 3.0%. Working capital loan borrowings may be made in both local currency and US Dollars, up to certain limits. On June 8, 2010, the working capital loan and letter of credit facility were renewed for a one-year term to June 2011. The terms and provisions of the renewal are unchanged from the previous loan agreement except for the addition of a prohibition on dividends and a debt-to-assets covenant, as well as an increase in the interest rate on RMB borrowings from the one-year People’s Bank of China (“PBOC”) rate to the one-year PBOC rate plus a margin.

At June 30, 2010 and December 31, 2009, AGY Asia had approximately $8,737 and $5,661 borrowings, respectively, outstanding under the working capital loan consisting of a local currency loan of RMB 45,750 and RMB 25,000, respectively, or approximately $6,737 and $3,681, respectively, converted at an exchange rate of RMB 6.79 to 1 U.S. dollar, and a U.S.-dollar-denominated loan of $2,000 at the end of each period. The weighted average interest rate for cash borrowings outstanding as of June 30, 2010, was 5.31%.

The letter of credit facility is a one-year facility for the issuance of documentary letters of credit up to a maximum term of 120 days. A 15% deposit is required upon issuance with the balance due upon settlement of the underlying obligation.

The loan agreements contain customary representations and warranties and customary affirmative and negative covenants, including, among other things, interest coverage, restrictions on indebtedness, liens, investments, mergers and consolidations, dividends and other payments in respect to capital stock, and transactions with affiliates. The loan agreements also include customary events of default, including a default upon a change of control. AGY Shanghai was in compliance with all such covenants at June 30, 2010.

All amounts borrowed under the AGY Asia Credit Facility are non-recourse to AGY Holding Corp. or any other domestic subsidiary of AGY Holding Corp.

Maturities of Long-Term Debt

Maturities of long-term debt at June 30, 2010 consist of the following:

	North America	China – Non-recourse	Total
2011	$ 17,500	$ 4,681	$ 22,181
2012	-	9,952	9,952
2013	-	10,835	10,835
2014	172,000	3,706	175,706

	$ 189,500	$ 29,174	$ 218,674

10.	Capital Stock and Equity

The authorized capital consists of a total of 5,000,000 shares of common stock with a par value of $0.0001 per share. All 1,291,667 outstanding shares of the Company have been owned by Holdings since the Acquisition on April 7, 2006. The holder of each share has the right to one vote for each share of common stock held and no shareholder has special voting rights other than those afforded all shareholders generally under Delaware law. Shareholders will share ratably, based on the number of shares held, in any and all dividends the Company may declare. As indicated in Note 8, the payment of dividends is restricted by the Credit Facility and no dividends were paid in either the three months ended June 30, 2010 or in 2009.

11. Employee Benefits

Pension and Other Post-retirement Benefits

Pension Benefits - As described more fully in our 2009 Form 10-K, we have a reimbursement obligation to Owens Corning (“OC”) under OC’s defined benefit pension plan covering certain of our employees. Our obligation to OC is unfunded. We do not have a defined benefit pension plan.

Other Post-retirement Benefits - We have a post-retirement benefit plan that covers substantially all of our domestic employees. Upon the attainment of age sixty-two and the completion of ten years of continuous service, an employee may elect to retire. Employees eligible to retire may receive limited postretirement health and life insurance benefits. We also have an unfunded reimbursement obligation to OC for certain of our retirees who retired under OC’s retiree medical plan.

Net periodic benefit costs for the three and six months ended June 30, 2010 and 2009, are as follows:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	Pension Benefits		Post-Retirement Benefits		Pension Benefits		Post-Retirement Benefits
	2010	2009	2010	2009	2010	2009	2010	2009

Service cost	$ -	$ -	$ 112	$ 112	$ -	$ -	$ 224	$ 224
Interest cost	63	68	109	109	126	137	218	218
Settlement	35	-	-	-	88	-	-	-
Amortization of unrecognized gains	-	-	(3)	(3)	-	-	(6)	(6)

Total net periodic benefit cost	$ 98	$ 68	$ 218	$ 218	$ 214	$ 137	$ 436	$ 436

Expected net employer contributions for the defined benefit plan for the year ending December 31, 2010 are $544. Expected net employer contributions for the postretirement benefit plan for the year ending December 31, 2010 are $468.

Defined Contribution Plan

The Company has a defined contribution 401(k) plan that allows qualifying employees to contribute up to 30% of their annual pretax or after-tax compensation subject to Internal Revenue Service (IRS) limitations. Effective January 1, 2007, AGY may provide a voluntary matching employer contribution of 50% on up to 6% of each participant’s before-tax salary deferral. In addition, AGY may make an employer contribution to the plan based on the Company’s annual financial performance. For the six months ended June 30, 2010 and 2009, the Company contributed $330 and $343, respectively.

12. Stock-based Compensation

Our stock-based compensation includes stock options and restricted stock as described in our 2009 Form 10-K. Total stock-based compensation was $31 and $549 for the six months ended June 30, 2010 and 2009, respectively. During 2010, options for 70,000 shares of common stock were granted with a fair value of $2.36 for each option. Assumptions used in the Company’s Black Scholes valuation model to estimate the grant date fair value were expected volatility of 41%, expected dividends of 0%, expected term of 4.4 years and a risk free interest rate of 1.78%.

The following table summarizes the Company’s activity in stock options: The outstanding options at June 30, 2010 had no intrinsic value.

	Number of options	Weighted-Average Remaining Contractual Life (In Years)	Weighted-Average Remaining Exercise Price
Outstanding – January 1, 2010	1,205,000	6.4	10.00
Granted	70,000		6.55
Exercised	-
Expired or forfeited	(125,000)

Outstanding – June 30, 2010	1,150,000	5.8	6.55

Exercisable – June 30, 2010	720,000	5.8	10.00

  13. Comprehensive Loss

Comprehensive loss represents net loss and all changes in equity during the period except those resulting from investments by owners and distributions to owners. The components of comprehensive loss were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Net loss attributable to AGY Holding Corp.	$(5,728)	$(32,495)	$(10,508)	$(35,172)
Pension & Other OPEB Adjustments	(27)	-	(86)	-
Currency translation adjustments	228	(6)	233	(6)

Comprehensive (loss) income attributable to AGY Holding Corp.	$(5,527)	$(32,501)	$(10,361)	$(35,178)

Net loss attributable to noncontrolling interest	$(140)	$(197)	$(425)	$(197)
Currency translation adjustments	51	-	54	-

Comprehensive loss attributable to noncontrolling interest	$(89)	$(197)	$(371)	$(197)

Net (loss) income	$(5,868)	$(32,692)	$(10,933)	$(35,369)
Pension and Other OPEB Adjustments	(27)	-	(86)	-
Currency translation adjustments	279	(6)	287	(6)

Comprehensive loss, including portion attributable to noncontrolling interest	$(5,616)	$(32,698)	$(10,732)	$(35,375)

14. Derivative Instruments and Hedging Activities

We periodically enter into fixed-price agreements for the natural gas commodity requirements of our AGY US segment to reduce the variability of the cash flows associated with forecasted purchases of natural gas. Although these contracts are considered derivative instruments, they typically meet the normal purchases exclusion contained in ASC 815, and are therefore exempted from the related accounting requirements. At June 30, 2010, we had existing contracts for physical delivery of natural gas at our Aiken, SC facility that fix the commodity cost of natural gas for approximately 70% of our 2010 requirements and 20% of our first-half 2011 requirements for AGY US segment estimated natural gas purchases.

We also use, on occasion, foreign currency derivatives to manage the risk associated with fluctuations in foreign exchange rates. At June 30, 2010 and December 31, 2009, we had no foreign currency hedging agreements in effect.

15. Alloy Metals Leases

Significant portions of the alloy metals needed to support our manufacturing operations are leased under short term operating facilities (generally with lease terms from one to twelve months). During the six months ended June 30, 2010 and 2009, total lease costs of alloy metals were approximately $1,875 and $2,020, respectively, and were classified as a component of cost of goods sold.

During the six months ended June 30, 2010 and in 2009, we have leased alloy metals under the following agreements:

Metal Consignment Facility — From May 2005 to October 2009, AGY had a consignment agreement in place with Bank of Nova Scotia, as assignee of Bank of America, N.A., which was assignee of Fleet Precious Metals Inc., to lease platinum, one of the alloy metals used in our manufacturing operations. In March 2008, as a result of the increase in platinum market prices, the prior consignment limit was amended to provide up to the lesser of: a) $69,600; b) the value of 32,000 ounces of platinum; or c) $42,000 plus two times the then-available undrawn face amount of letters of credit securing the agreement. Lease payments were payable monthly and, at the Company’s election, based on either (i) a floating fee calculated and specified by Bank of Nova Scotia from time to time and initially set at 7.5% per annum or (ii) a fixed fee equal to the precious metals rate, which was the fixed market-based lease rate for the applicable lease period, plus a 2.0% margin. At June 30, 2009, we leased 26,400 ounces of platinum under the facility, with a notional value of approximately $31,300 as calculated under the facility. Unused availability at June 30, 2009, was approximately 5,600 ounces of platinum with a notional value of $38,300. If the market value of the leased platinum exceeded $69,600 or 32,000 ounces, the Company was required to purchase or otherwise provide sufficient platinum to reduce the lease balance. At June 30, 2009, there were no outstanding letters of credit securing the agreement. Effective October 7, 2009, the Company terminated the Metal Consignment Facility with Bank of Nova Scotia and entered into a new master lease agreement with Deutsche Bank as discussed below.

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

At June 30, 2009, we leased approximately 17,800 ounces of platinum and 3,100 ounces of rhodium under the Master Lease Agreement, with a notional value of approximately $23,400.

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

At June 30, 2010, we leased approximately 41,300 ounces of platinum and 2,600 ounces of rhodium under the New Master Lease Agreement, with a notional value of approximately $62,250 and $6,850, respectively. All of the leases outstanding at June 30, 2010 had initial terms of two to twelve months, maturing no later than October 25, 2010 (with future minimum rentals of approximately $600 until maturity in October 2010).

16. Fair Value Measurements

The Company utilized the valuation hierarchy provided in ASC 820-10 to determine the fair value of assets measured on a non-recurring basis in periods subsequent to the initial adoption of ASC 820-10:

—

Level 1: Observable inputs such as quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.

—	Level 2: Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly based on inputs not quoted on active markets, but corroborated by market data.

—	Level 3: Unobservable inputs are used when little or no market data is available. The fair value hierarchy gives the lowest priority to Level 3 inputs.

In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible.

At June 30, 2010, there were no assets or liabilities required to be measured at fair value in periods subsequent to their initial recognition.

17. Noncontrolling Interest

As discussed in Note 2, on June 10, 2009 the Company purchased a 70% controlling interest in AGY Asia. The 30% noncontrolling interest (“NCI”) was recorded at the acquisition date at a fair value of $12,431, which was derived from an option agreement, pursuant to which the Company has the right to purchase the remaining 30% NCI at a stipulated multiple of earnings before interest, taxes, depreciation and amortization if certain financial performances are achieved. Grace has the right to put their remaining 30% ownership to the Company after the one-year anniversary of the execution of the AGY Asia Purchase Agreement at a stipulated multiple of earnings before interest, taxes, depreciation and amortization. The put option became exercisable upon the first anniversary of the completion date of the AGY Asia acquisition, June 10, 2010.

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

At June 30, 2010 and December 31, 2009, the Company recorded the attribution of the NCI net loss and other comprehensive income according to ASC 810-10-65 and performed a subsequent measurement of the probable redemption amount per ASC 480-10-S99. As the present value of the probable redemption price was below the initial carrying value of the NCI and as the redemption was still probable, we concluded that the mezzanine classification was still appropriate as of December 31, 2009. As of June 30, 2010 the equity instrument became redeemable but remains below its initial carrying value. Therefore, only the redemption amount assessed as of June 30, 2010 is classified in mezzanine equity and any NCI above this amount is presented in permanent equity.

Changes in noncontrolling interest are set forth below:

	Mezzanine Equity	Permanent Equity	Total NCI
Balance as of January 1, 2009	$-	$-	$-

Noncontrolling interest in AGY Asia on June 10, 2009	12,431	-	12,431
Net (loss) attributable to NCI – AGY Asia	(1,119)	-	(1,119)
Other comprehensive income attributable to NCI – AGY Asia	8	-	8

Balance as of December 31, 2009	11,320	-	11,320

Net (loss) attributable to NCI – AGY Asia	(425)	-	(425)
Other comprehensive income attributable to NCI – AGY Asia	54	-	54
Adjustment to NCI Redemption amount assessment	(7,381)	7,381	-

Balance as of June 30, 2010	$3,568	$7,381	$10,949

18. Income Taxes

During the three and six months ended June 30, 2010, the Company's effective tax was a benefit of 35.2% and 33.7%, respectively. This rate varied from the statutory rate of 34% due primarily to losses on foreign subsidiaries with no tax benefit, change in valuation allowance, and foreign rate differential, which benefits were partially offset by state taxes.

During the three and six months ended June 30, 2009, the Company's effective tax was a benefit of 16.8% and 17.8%, respectively. This rate varied from the statutory rate of 34% due primarily to higher pre-tax losses recognized in the second quarter and first half of 2009, a goodwill impairment charge not deductible for tax, a nontaxable gain in connection with the bargain purchase related to the AGY Asia acquisition, and transactional costs that were expensed during 2009 but not deductible for tax, which benefits were partially offset by state taxes.

19. Commitments and Contingencies

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

In addition to the alloy metal leases discussed in Note 15, we also lease other equipment and property under operating leases. Total rent expense for the six months ended June 30, 2010 and 2009, was approximately $850 and $1,026, respectively. We are obligated to make approximately $500 minimum purchases of marbles from Chinese marble producers during the remainder of 2010.

20. Segment Information

Since the acquisition of AGY Asia on June 10, 2009, the Company has two reportable segments, each a separate operating segment. The AGY US segment includes the US manufacturing operations and its sales of advanced glass fibers that are used worldwide as reinforcing materials in numerous high-value applications and end-markets through AGY Holding Corp., its wholly owned domestic and French subsidiaries. The AGY Asia segment includes the manufacturing operations of the Company’s 70% controlling interest in AGY Hong Kong Ltd. and its sales of advanced glass fibers that are used primarily in the Asian electronics markets. The Company’s operating segments are managed separately based on differences in their manufacturing and technology capabilities, products and services and their end-markets as well as their distinct financing agreements. The financial results for our operating segments are prepared using a management approach, which is consistent with the basis and manner in which we internally segregate financial information for the purpose of making internal operating decisions. We evaluate the performance of our operating segments based on operating profit. Corporate and certain other expenses are not allocated to the operating segments, except to the extent that the expense can be directly attributable to the operating segment.

Three Months Ended June 30, 2010	AGY US	AGY Asia	Corporate and Other	Total

Total net sales	$ 42,926	$ 7,412	$ (1,030)	$ 49,308
Operating income (loss) (i)	955	270	(4,416)	(3,191)
Depreciation and amortization	5,123	1,361	-	6,484
Alloy metals depletion, net	1,371	191	-	1,562

(i) Operating loss for the three months ended June 30, 2010 within the corporate and other segment primarily includes $702 of restructuring expense and $2,743 of accelerated depreciation expense (discussed in Note 7), stock compensation expense, the management fees payable to our sponsor, and $772 of loss recorded on the sale of assets.

Six Months Ended June 30, 2010	AGY US	AGY Asia	Corporate and Other	Total

Total net sales	$83,754	$ 12,855	$ (1,728)	$94,881
Operating income (loss) (i)	2,009	34	(6,802)	(4,759)
Depreciation and amortization	7,765	2,720	-	10,485
Alloy metals depletion, net	4,488	354	-	4,842
Property, plant and equipment, and alloy metals, net	141,444	89,056	-	230,500
Carrying amount of intangible assets	18,810	-	-	18,810
Total assets	$210,318	$ 105,337	$ -	$315,655

(i) Operating loss for the six months ended June 30, 2010 within the corporate and other segment includes primarily, $1,030 of restructuring expense and $2,743 of accelerated depreciation expense (discussed in Note 7), stock compensation expense, the management fees payable to our sponsor, and $2,696 of loss recorded on the sale of assets.

Because the Company operated as one business segment until June 10, 2009, the operating results by business segment and other financial data are only presented below for the six months ended June 30, 2009:

Six Months Ended June 30, 2009	AGY US	AGY Asia	Corporate and Other	Total

Total net sales	$71,059	$1,503	$(122)	$72,440
Operating loss (i)	(7,593)	(549)	(48,166)	(56,308)
Depreciation and amortization	5,230	425	-	5,655
Alloy metals depletion, net	4,765	-	-	4,765
Property, plant and equipment, and alloy metals, net	169,277	91,357	-	260,634
Carrying amount of goodwill	40,526	-	-	40,526
Carrying amount of intangible assets	20,524	-	-	20,524
Total assets	$290,882	$115,362	$-	$406,244

(i) Operating loss for the six months ended June 30, 2009 within the corporate and other segment primarily includes $44,466 of goodwill impairment charge related to the AGY US segment (discussed in Note 6), $2,440 of acquisition-related costs (discussed in Note 1), $725 of restructuring expense (discussed in Note 7), stock compensation expense, the management fees payable to our sponsor, partially offset by the gain recorded on the sale of assets.

21. Condensed Consolidating Financial Statements

As described in Note 10 to the accompanying Consolidated Financial Statements for the year ended December 31, 2009 on Form 10-K, in 2006 the Company issued $175,000 aggregate principal amount of the Old Notes, which were exchanged for the Notes through a registration statement in 2008. As of June 30, 2010, $172,000 of Notes remain outstanding. The Notes are guaranteed, fully, unconditionally and jointly and severally, by each of AGY Holding Corp.’s existing and future wholly-owned domestic subsidiaries, other than immaterial subsidiaries (collectively, the “Combined Guarantor Subsidiaries”).

For the purpose of this footnote:

-	AGY Holding Corp. is referred to as “Parent”;

-	The Combined Guarantor Subsidiaries represent all subsidiaries other than the Combined Nonguarantor subsidiaries defined below; and

-	The “Combined Non-Guarantor Subsidiaries” as of June 30, 2010 include only the subsidiaries forming AGY Asia: AGY Cayman LLC, AGY Hong Kong Ltd and AGY Shanghai.

All of the Parent’s subsidiaries were domestic guarantors of the Notes through June 10, 2009, when the Company acquired the entities comprising AGY Asia, which became the only Non-Guarantor Subsidiaries. The following supplemental condensed consolidating financial information is presented on the equity method and reflects the Parent’s separate accounts, the accounts of the Combined Guarantor Subsidiaries, the accounts of the Non-Guarantor Subsidiaries, the consolidating adjustments and eliminations and the total consolidated accounts for the dates and periods indicated. The required condensed consolidating information for the period ended June 30, 2009 is not presented as such information is not deemed material to the consolidated financial statements.

Condensed Consolidating Balance Sheet

	As of June 30, 2010
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated

ASSETS
Total current assets	$ 2,492	$ 47,289	$ 15,482	$ -	$ 65,263
Due from (to) affiliates	(28,731)	29,990	(1,259)	-	-
Property, plant and equipment, net	85,083	56,361	89,056	-	230,500
Intangible assets, net	2,439	16,371	-	-	18,810
Investment in unconsolidated entities	149,214	-	-	(149,214)	-
Other assets	20	220	842	-	1,082

Total	$ 210,517	$ 150,231	$ 104,121	$ (149,214)	$ 315,655

LIABILITIES, OBLIGATION UNDER PUT/CALL FOR NONCONTROLLING INTEREST AND SHAREHOLDER’S EQUITY
Total current liabilities	$ 5,837	$ 17,921	$ 21,771	$ -	$ 45,529
Long-term debt	189,500	-	29,174	-	218,674
Other long-term liabilities	-	20,169	5,154	-	25,323
Obligation under put/call for noncontrolling interest	-	-	3,568	-	3,568
Parent’s shareholder’s equity	15,180	112,141	37,073	(149,214)	15,180
Noncontrolling interest equity	-	-	7,381	-	7,381

Total	$ 210,517	$ 150,231	$ 104,121	$ (149,214)	$ 315,655

Condensed Consolidating Statements of Operations

	Three Months Ended June 30, 2010
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net sales	$ -	$ 42,926	$ 7,412	$ (1,030)	$ 49,308
Cost of goods sold	-	(41,205)	(6,546)	1,027	(46,724)

Gross profit	-	1,721	866	(3)	2,584

Selling, general and administrative expenses	(198)	(3,382)	(593)	45	(4,128)
Restructuring charges	-	(702)	-	-	(702)
Amortization of intangible assets	-	(251)	-	-	(251)
Other operating (expense) income	(772)	120	-	(42)	(694)

(Loss) Income from operations	(970)	(2,494)	273	-	(3,191)

Interest expense	(5,100)	-	(809)	-	(5,909)
Equity losses (earnings) in unconsolidated entities	(2,105)	-	-	2,105	-
Other income (expense), net	-	(25)	67	-	42

Income (loss) before income tax benefit (expense)	(8,175)	(2,519)	(469)	2,105	(9,058)
Income tax benefit (expense)	2,307	883	-	-	3,190

Net (loss) income	(5,868)	(1,636)	(469)	2,105	(5,868)
Less: Net loss attributable to the noncontrolling interest	140	-	140	(140)	140

Net (loss) income attributable to AGY Holding Corp.	$ (5,728)	$ (1,636)	$ (329)	$ 1,965	$ (5,728)

	Six Months Ended June 30, 2010
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net sales	$-	$83,754	$12,855	$(1,728)	$94,881
Cost of goods sold	-	(77,816)	(11,601)	1,728	(87,689)

Gross profit	-	5,938	1,254	-	7,192

Selling, general and administrative expenses	(406)	(6,541)	(1,185)	108	(8,024)
Restructuring charges	-	(1,030)	-	-	(1,030)
Amortization of intangible assets	-	(502)	-	-	(502)
Other operating (expense) income	(2,696)	409	-	(108)	(2,395)

(Loss) Income from operations	(3,102)	(1,726)	69	-	(4,759)

Interest expense	(10,197)	-	(1,589)	-	(11,786)
Equity losses (earnings) in unconsolidated entities	(2,688)	-	-	2,688	-
Other (expense) income, net	-	(39)	102	-	63

(Loss) income before income tax benefit (expense)	(15,987)	(1,765)	(1,418)	2,688	(16,482)
Income tax benefit (expense)	5,054	495	-	-	5,549

Net (loss) income	(10,933)	(1,270)	(1,418)	2,688	(10,933)
Less: Net loss attributable to the noncontrolling interest	425	-	425	(425)	425

Net (loss) income attributable to AGY Holding Corp.	$ (10,508)	$ (1,270)	$ (993)	$2,263	$ (10,508)

Condensed Consolidating Statements of Cash Flows

	Six Months Ended June 30, 2010
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss) income	$(10,933)	$(1,270)	$(1,418)	$2,688	$(10,933)
Equity (earnings) losses in unconsolidated entities	2,688	-	-	(2,688)	-
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation, alloy metals depletion and amortization	356	12,253	3,074	-	15,683
Loss on sale, disposal of assets or exchange of property and equipment and alloy metals	2,696	-	-	-	2,696
Stock compensation	31	-	-	-	31
Deferred income tax (benefit) expense	(5,055)	(531)	-	-	(5,586)
Change in assets and liabilities	3,661	(5,502)	(2,740)	102	(4,479)
Parents loans and advances	1,438	(1,992)	656	(102)	-

Net cash (used in) provided by operating activities	(5,118)	2,958	(428)	-	(2,588)

Cash flows from investing activities:
Purchase of property, plant and equipment and alloy metals	-	(2,958)	(2,101)	-	(5,059)
Proceeds from the sale of property and equipment and alloy metals	6,479	-	-	-	6,479

Net cash (used in) provided by investing activities	6,479	(2,958)	(2,101)	-	1,420

Cash flows from financing activities:
Net payments on Revolving Credit Facility	(1,750)	-	-	-	(1,750)
Net proceeds from AGY Asia Credit Facility	-	-	3,226	-	3,226

Net cash (used) provided by financing activities	(1,750)	-	3,226	-	1,476

Effect of exchange rate changes on cash	(2)	-	22	-	20

Net (decrease) increase in cash	(391)	-	719	-	328

Cash, beginning of period	783	-	2,656	-	3,439

Cash, end of period	$392	$-	$3,375	$-	$3,767

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

Since the acquisition of AGY Asia on June 10, 2009 as discussed further below, the Company has two reportable segments, each a separate operating segment. The AGY US segment includes the U.S. manufacturing operations and its sale of advanced glass fibers that are used worldwide as reinforcing materials in numerous high-value applications and end-markets through AGY Holding Corp. and its wholly-owned domestic and French subsidiaries. The AGY Asia segment includes the manufacturing operations of the Company’s 70% controlling interest in AGY Hong Kong Ltd. and its sale of advanced glass fibers that are used primarily in the Asian electronics markets. The Company’s operating segments are managed separately based on differences in their manufacturing and technology capabilities, products and services and their end-markets as well as their distinct financing agreements. AGY Holding Corp. is a Delaware corporation and is a wholly-owned subsidiary of KAGY Holding Company, Inc. (“Holdings”). Holdings acquired all of our outstanding stock in April 2006 (the “Acquisition”). Our principal executive office is located at 2556 Wagener Road, Aiken, South Carolina 29801 and our telephone number is (888) 434-0945. Our website address is http://www.agy.com.

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

The Company paid $20 million in cash for the 70% controlling interest in Main Union Industrial Ltd. and its subsidiaries (“AGY Asia”) and financed this consideration through the sale of additional equity to the Company’s private equity sponsors.

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

Results of Operations

The following tables summarize our results of operations in dollars and as a percentage of net sales for the three and six months ended June 30, 2010 and 2009 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net Sales
AGY US	$ 42,926	$ 31,445	$ 83,754	$ 71,059
AGY Asia	7,412	1,503	12,855	1,503

	50,338	32,948	96,609	72,562
Intersegment sales	(1,030)	(122)	(1,728)	(122)

Total net sales	49,308	32,826	94,881	72,440
Cost of goods sold	(46,724)	(40,521)	(87,689)	(73,140)

Gross profit (loss)	2,584	(7,695)	7,192	(700)
Selling, general and administrative expenses	(4,128)	(3,794)	(8,024)	(8,048)
Restructuring charges	(702)	(207)	(1,030)	(725)
Amortization of intangible assets	(251)	(251)	(502)	(502)
Goodwill impairment charge	-	(44,466)	-	(44,466)
Other operating expense, net	(694)	(177)	(2,395)	(1,867)

Loss from operations	(3,191)	(56,590)	(4,759)	(56,308)
Other non-operating income, net	42	24	63	1,128
Interest expense	(5,909)	(5,253)	(11,786)	(10,384)
Gain or bargain purchase	-	22,540	-	22,540

Loss before income taxes	(9,058)	(39,279)	(16,482)	(43,024)
Income tax benefit	3,190	6,587	5,549	7,655

Net loss	(5,868)	(32,692)	(10,933)	(35,369)
Less: Net loss attributable to noncontrolling interest	140	197	425	197

Net loss attributable to AGY Holding Corp.	$ (5,728)	$ (32,495)	$ (10,508)	$ (35,172)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Net Sales
AGY US	87.1%	95.8%	88.3%	98.1%
AGY Asia	15.0%	4.6%	13.5%	2.1%

	102.1%	100.4%	101.8%	100.2%
Intersegment sales	(2.1)%	(0.4)%	(1.8)%	(0.2)%

Total net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	(94.8)%	(123.4)%	(92.4)%	(101.0)%

Gross profit (loss)	5.2%	(23.4)%	7.6%	(1.0)%
Selling, general and administrative expenses	(8.4)%	(11.6)%	(8.5)%	(11.1)%
Restructuring charges	(1.4)%	(0.6)%	(1.1)%	(1.0)%
Amortization of intangible assets	(0.5)%	(0.8)%	(0.5)%	(0.7)%
Goodwill impairment charge	-%	(135.5)%	-%	(61.4)%
Other operating expense, net	(1.4)%	(0.5)%	(2.5)%	(2.6)%

(Loss) Income from operations	(6.5)%	(172.4)%	(5.0)%	(77.8)%
Other non-operating income, net	0.1%	0.0%	0.1%	1.6%
Interest expense	(12.0)%	(16.0)%	(12.4)%	(14.3)%
Gain or bargain purchase	-%	68.7%	-%	31.1%

Loss before income taxes	(18.4)%	(119.7)%	(17.3)%	(59.4)%
Income tax benefit	6.5%	20.1%	5.8%	10.6%

Net loss	(11.9)%	(99.6)%	(11.5)%	(48.8)%
Less: Net loss attributable to noncontrolling interest	0.3%	0.6%	0.4%	0.2%

Net loss attributable to AGY Holding Corp	(11.6)%	(99.0)%	(11.1)%	(48.6)%

As further discussed below, we use EBITDA and Adjusted EBITDA, which are non-GAAP financial measures, to measure our operating performance.

EBITDA and Adjusted EBITDA (which are defined below) are reconciled from net income (loss) determined under GAAP as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Statement of operations data:
Net loss	$ (5,868)	$ (32,692)	$ (10,933)	$ (35,369)
Interest expense	5,909	5,253	11,786	10,384
Income tax benefit	(3,190)	(6,587)	(5,549)	(7,655)
Depreciation and amortization	6,484	2,989	10,485	5,655

EBITDA	$ 3,335	$ (31,037)	$ 5,789	$ (26,985)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

EBITDA	$ 3,335	$ (31,037)	$ 5,789	$ (26,985)
Adjustments to EBITDA:
Alloy depletion charge, net (a)	1,562	1,723	4,842	4,765
Non-cash compensation charges (b)	11	102	31	549
Management fees (c)	187	187	375	375
Acquisition-related costs expensed in accordance with ASC 805 (d)	-	786	-	2,440
Gain on early extinguishment of debt (e)	-	-	-	(1,138)
Restructuring charges (f)	702	207	1,030	725
Goodwill impairment charge (g)	-	44,466	-	44,466
Gain or bargain purchase (h)	-	(22,540)	-	(22,540)
Loss on disposition of assets & others (i)	773	(427)	2,623	(389)

Adjusted EBITDA	6,570	(6,533)	14,690	2,268
Less: Adjusted EBITDA attributable to the noncontrolling interest	(567)	37	(963)	37

Adjusted EBITDA attributable to AGY Holding Corp.	$ 6,003	$ (6,496)	$ 13,727	$ 2,305

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Adjusted EBITDA allocated to AGY Holding Corp. segment breakdown:
AGY US and Corporate	$ 4,681	$ (6,409)	$ 11,480	$ 2,392
AGY Asia	1,322	(87)	2,247	(87)

	$ 6,003	$ (6,496)	$ 13,727	$ 2,305

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

(d)

Reflects the elimination of the transactional costs associated with AGY Asia business combination that was consummated on June 10, 2009. Costs incurred and deferred at December 31, 2008 of $1,098 were expensed in 2009 as a result of adopting the provisions of ASC 805; the remainder, or $1,342, constitutes incremental acquisition-related costs incurred and expensed during the six months ended June 30, 2009.

(e)	Reflects the elimination of the net gain on early extinguishment of debt associated with the $3,000 (face value) 11% senior secured second lien notes repurchase made by the Company in February 2009.
(f)

Reflects the elimination of the restructuring charges associated with reductions in our salaried workforce in 2009 and primarily to the relocation of some manufacturing equipment in 2010 to reduce our cost structure, streamline processes and optimize AGY US manufacturing footprint.

(g)	Reflects the elimination of the charge associated with the impairment of the goodwill related to the AGY US segment, which was recognized in 2009.
(h)	Reflects the elimination of the gain on bargain purchase associated with AGY Asia business combination.
(i)	Reflects primarily the elimination of the gain (loss) recorded versus historical book value on the sale or exchange of some non-operating assets.

EBITDA is generally defined as earnings before interest, taxes, depreciation and amortization. EBITDA is a measure used by management to measure operating performance. EBITDA is not a recognized term under GAAP and does not purport to be an alternative (a) to net income as a measure of operating performance or (b) to cash flows from operating activities as a measure of liquidity. Additionally, EBITDA is not intended to be a measure of free cash flow available for management’s discretionary use, as it does not consider certain cash requirements such as interest payments, tax payments and debt service requirements. Management believes EBITDA is helpful in highlighting trends because EBITDA excludes the results of decisions that are outside the control of operating management and can differ significantly from company to company depending on long-term strategic decisions regarding capital structure, the tax jurisdictions in which companies operate and capital investments. In addition, management believes that EBITDA provides more comparability between our historical results and our recent results that reflect purchase accounting and changes in our capital structure. Management compensates for the limitations of using non-GAAP financial measures by using them to supplement GAAP results to provide a more complete understanding of the factors and trends affecting the business than GAAP results alone. Because not all companies use identical calculations, these presentations of EBITDA may not be comparable to other similarly titled measures of other companies.

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

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009

Net sales.         Net sales increased $16.5 million, or 50.3%, to $49.3 million for the three months ended June 30, 2010, compared to $32.8 million during the comparable quarter of 2009. AGY Asia, which was acquired on June 10, 2009, contributed $5.0 million of additional revenue compared to the second quarter of 2009 (after accounting for the elimination of $0.9 million of increased intercompany sales) and was 25.8% higher than in the first quarter of 2010 due to increased demand in the Asian electronic market supply. The remaining $11.5 million, or 36.5% net increase in sales generated by AGY US in the second quarter of 2010, compared to the second quarter of 2009 was primarily due to higher sales volumes and a favorable mix, partly offset by some competitive pricing pressures. We continued to benefit from an increased demand trend in most of the markets that we serve during the second quarter of 2010. Aerospace sales increased by $3.9 million compared to the second quarter of 2009 and returned to 2008 average demand levels, reflecting primarily increased aircraft retrofit and new build activity. The industrial, construction and electronics market revenues of the U.S. operating segment increased approximately $5.4 million, $2.7 million and $0.2 million, respectively, as market conditions recovered from the depressed second quarter of 2009, which was the bottom of last year’s sales. Defense revenue decreased $0.7 million in the second quarter of 2010, compared to the same period of 2009 mainly as the result of price erosion while volumes were flat.

Gross profit.    We reported a consolidated gross profit of $2.6 million, or 5.2% of net sales for the three months ended June 30, 2010, compared to a negative gross margin of $7.7 million for the three months ended June 30, 2009. Our AGY US segment led most of the $10.3 million increase in profitability, while AGY Asia contributed $1.3 million of the total improvement in the second quarter of 2010. The profitability of our AGY US segment benefited from (i) $5.4 million of margin on increased demand and on a more favorable product mix, partially offset by $1.0 million of competitive pricing pressure in certain markets (ii) $2.6 million from improved manufacturing efficiencies and cost reductions initiatives, and (iii) $2.7 million of higher leverage of overhead costs. These improvements were partially offset by $2.7 million of accelerated depreciation related to the optimization of our manufacturing footprint. In 2009, the AGY US segment results were also negatively impacted by non-recurring expenses associated with management’s decision to curtail production capacity and lower inventory levels in order to improve liquidity.

Selling, general and administrative expenses.    Selling, general and administrative costs increased from $3.8 million during the second quarter of 2009 to $4.1 million during the quarter ended June 30, 2010. This increase reflects primarily $0.4 million of incremental expenses associated with the AGY Asia in 2010 due to the limited consolidation of the Asian operations from the June 2009 acquisition date during the second quarter of 2009. Selling, general and administrative costs decreased from 11.6% of net sales for the three months ended June 30, 2009 to 8.4% of net sales for the three months ended June 30, 2010.

Restructuring charges.    For the three months ended June 30, 2009, we recorded $0.2 million in restructuring charges primarily related to severance and outplacement costs for headcount reductions in connection with our structural cost reduction initiatives. In conjunction with additional actions taken in the first half of 2010 to further optimize the AGY US manufacturing footprint and improve profitability, we recorded $0.7 million in restructuring charges in the three months ended June 30, 2010 that related primarily to the relocation of manufacturing equipment.

Goodwill impairment charge.  Lower than expected operating profit and cash flows and short-to-mid-term business outlook associated with the global economic environment triggered management to reassess during the second quarter of 2009 the recoverability of the goodwill associated with the purchase of AGY by Holdings in April 2006. Accordingly, the Company concluded that the goodwill was partially impaired and recognized a non-cash, pre-tax goodwill impairment charge of $44.5 million, classified in “loss from operations” during the second quarter of 2009. See further disclosures in Note 6 of our interim consolidated financial statements.

Other operating expense.    During the three months ended June 30, 2009, other operating expense of $0.2 million was primarily due to $0.8 million of AGY Asia acquisition-related costs, partially offset by a $0.4 million gain recognized on the sale of excess metals. During the three months ended June 30, 2010, other operating expense of $0.7 million consisted primarily of a net $0.8 million loss recognized on the sale of alloy metals.

Interest expense.    Interest expense increased $0.6 million from $5.3 million for the three months ended June 30, 2009 to $5.9 million for the three months ended June 30, 2010. The increase was primarily due to $0.7 million of incremental interest expense associated with the AGY Asia acquisition.

Gain on bargain purchase.  Management concluded, with the assistance of an independent third-party valuation specialist, that the fair value of the acquired assets exceeded the liabilities assumed associated with the AGY Asia acquisition, and that a bargain purchase of approximately $20.4 million resulted at the June 10, 2009 acquisition date. See further disclosures in Note 3 to the accompanying Consolidated Financial Statements for the year ended December 31, 2009 on Form 10-K. However, based on the preliminary assessment of the fair value of the acquired assets less liabilities, the Company recognized initially a $22.5 million gain as a component of non-operating income for three months ended June 30, 2009.

Income tax benefit.    Income tax benefit decreased $3.4 million from a $6.6 million tax benefit for the three months ended June 30, 2009 to a $3.2 million tax benefit for the three months ended June 30, 2010. During the second quarter of 2010, the Company’s effective tax rate was a benefit of 35.2%. This rate varied from the statutory rate of 34% due primarily to losses on foreign subsidiaries with no tax benefit, change in valuation allowance, and foreign rate differential, which benefits were partially offset by state taxes. During the second quarter of 2009, the Company’s effective tax rate was a benefit of 16.8%. This rate varied from the statutory rate of 34% due primarily to higher pre-tax losses recognized in the second quarter of 2009, a goodwill impairment charge not deductible for tax, a nontaxable gain in connection with bargain purchase related to the AGY China acquisition, and transactional costs that were expensed during 2009 but not deductible for tax, which benefits were partially offset by state taxes. Generally, the Company can recognize deferred tax assets for the losses incurred until such time that the aggregate deferred tax assets exceed aggregate deferred tax liabilities.

Net loss.    As a result of the aforementioned factors including primarily restructuring and accelerated depreciation charges, and loss recognized on the sale of alloy metals in the 2010 period and significant non–recurring non cash net charges (goodwill impairment charge; gain on bargain purchase) in the 2009 period , we reported a net loss attributable to AGY Holding Corp. of $5.7 million for the three months ended June 30, 2010, compared to a net loss of $32.5 million for the three months ended June 30, 2009. The net loss attributable to the 30% noncontrolling interest in AGY Asia not owned by AGY Holding Corp. was $0.1 million for the second quarter of 2010 compared to $0.2 million for the comparable period in 2009.

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

Net sales.        Net sales increased $22.5 million, or 31.1%, to $94.9 million for the six months ended June 30, 2010, compared to $72.4 million for the comparable period of 2009. AGY Asia, which was acquired in June 2009, contributed $9.8 million of additional revenue (after accounting for the elimination of $1.6 million of increased intercompany sales) of which approximately $3.0 million is due to the stronger Asian electronics demand in 2010. The remaining $12.7 million, or 17.9% net increase in sales generated by AGY US in the first half of 2010, compared to the first half of 2009 was primarily due to $18.9 million of higher sales volumes, while an unfavorable product mix and competitive pricing pressures accounted for a decrease in sales of $6.2 million. We experienced increased demand in all the markets that we serve except defense. These increases resulted primarily from the return to more normal historical inventory levels for several of our customers. Market and global economic conditions stabilized and steadily improved over the bottom experienced during the second quarter of 2009. Aerospace sales increased by $6.2 million compared to the first half of 2009 and returned to 2008 average demand levels, reflecting increased aircraft retrofit and new build activity and some inventory restocking in the supply chain in early 2010. The electronics, industrial and construction market revenues of the U.S operating segment increased approximately $3.9 million, $8.6 million and $4.6 million, respectively, compared to the same period in 2009. Defense revenue decreased $10.7 million in the first half of 2010, compared to the same period of 2009 as the result of the conclusion of the Mine Resistant Ambush Protected (“MRAP”) program during the first quarter of 2009 and of competitive pricing pressures.

Gross profit.    We reported a consolidated gross profit of $7.2 million, or 7.6% of net sales for the six months ended June 30, 2010, compared to a negative gross margin of $0.7 million for the six months ended June 30, 2009. While AGY Asia contributed $1.6 million of the improvement, our AGY US segment drove the remaining increase in profitability of $6.3 million for the first six months of 2010. The profitability of our AGY US segment benefited from $7.9 million of margin on increased sales but was negatively impacted $5.7 million from an unfavorable product mix associated with lower shipments to defense and competitive pricing pressure in certain markets. Additionally, the AGY US segment results were positively impacted in 2010 by improved manufacturing efficiencies, cost reductions initiatives and higher absorption of overhead costs, partially offset by $2.7 million of accelerated depreciation related to the optimization of our manufacturing footprint. In 2009, the AGY US segment results were negatively impacted by expenses associated with management’s decision to curtail production capacity and lower inventory levels in order to improve liquidity.

Selling, general and administrative expenses.    Selling, general and administrative costs were $8.0 million during the six months ended June 30, 2010 and June 30, 2009. The $0.9 million of incremental expenses associated with the AGY Asia acquisition compared to the six months ended June 30, 2010 were offset by $0.9 million of lower expenses for our AGY US operating segment including a reduction in salaried workforce during 2009 and lower stock compensation charges during 2010. Selling, general and administrative costs decreased from 11.1% of net sales for the six months ended June 30, 2009 to 8.5% of net sales for the six months ended June 30, 2010.

Restructuring charges.    For the six months ended June 30, 2009, we recorded $0.7 million in restructuring charges primarily related to severance and outplacement costs for headcount reductions in connection with our structural cost reduction initiatives. In conjunction with additional actions taken in the first half of 2010 to further optimize the AGY US manufacturing footprint and improve profitability, we recorded $1.0 million in restructuring charges in the six months ended June 30, 2010 that related primarily to the relocation of manufacturing equipment. See further disclosures in Note 7 of our interim consolidated financial statements.

Goodwill impairment charge.  Lower than expected operating profit and cash flows and short-to-mid-term business outlook associated with the global economic environment triggered management to reassess during the second quarter of 2009 the recoverability of the goodwill associated with the purchase of AGY by Holdings in April 2006. Accordingly, the Company concluded that the goodwill was partially impaired and recognized a non-cash, pre-tax goodwill impairment charge of $44.5 million, classified in “loss from operations” during the second quarter of 2009. See further disclosures in Note 6 of our interim consolidated financial statements.

Other operating expense.  During the six months ended June 30, 2009, other operating expense of $1.9 million was primarily due to $2.4 million of AGY Asia acquisition-related costs, including $1.1 million of costs incurred and deferred at December 31, 2008 that were subsequently expensed on January 1, 2009 as a result of adopting ASC 805. These costs were partially offset by a $0.4 million gain recognized on the sale of alloy metals. During the six months ended June 30, 2010, other non-operating expense of $2.4 million consisted primarily of a net $2.7 million loss recognized on the sale of alloy metals.

Other non-operating income.  During the six months ended June 30, 2009, other non-operating income consisted primarily of the net $1.1 million gain on the early extinguishment of debt associated with the purchase of $3 million (face value) of our Notes. During the six months ended June 30, 2010, other non-operating income was not significant.

Interest expense.  Interest expense increased $1.4 million from $10.4 million for the six months ended June 30, 2009 to $11.8 million for the six months ended June 30, 2010. The increase was primarily due to $1.5 million of incremental interest expense associated with the AGY Asia acquisition.

Gain on bargain purchase.    Management concluded, with the assistance of an independent third-party valuation specialist, that the fair value of the acquired assets exceeded the liabilities assumed associated with the AGY Asia acquisition, and that a bargain purchase of approximately $20.4 million resulted at the June 10, 2009 acquisition date. See further disclosures in Note 3 to the accompanying Consolidated Financial Statements for the year ended December 31, 2009 on Form 10-K. However, based on the preliminary assessment of the fair value of the acquired assets less liabilities, the Company recognized initially a $22.5 million gain as a component of non-operating income for three months ended June 30, 2009.

Income tax benefit.    Income tax benefit decreased $2.1 million from a $7.7 million tax benefit for the six months ended June 30, 2009 to a $5.5 million tax benefit for the six months ended June 30, 2010. During the six months ended June 30, 2010, our effective tax rate was a benefit of 33.7%. This rate varied from the statutory rate of 34% due primarily to losses on foreign subsidiaries with no tax benefit, change in valuation allowance, and foreign rate differential, which benefits were partially offset by state taxes. During the six months ended June 30, 2009, our effective tax rate was a benefit of 17.8%. This rate varied from the statutory rate of 34% due primarily to higher pre-tax losses recognized in the first half of 2009, a goodwill impairment charge not deductible for tax, a nontaxable gain in connection with the bargain purchase related to the AGY Asia acquisition, and transactional costs associated with the AGY Asia acquisition that were expensed during 2009 but not deductible for tax, which benefits were partially offset by state taxes.

Net loss.    As a result of the aforementioned factors, we reported a net loss attributable to AGY Holding Corp. of $10.5 million for the six months ended June 30, 2010, compared to a net loss of $35.2 million for the six months ended June 30, 2009. The net loss attributable to the 30% noncontrolling interest in AGY Asia not owned by AGY Holding Corp. was $0.4 million for the first six months of 2010 compared to $0.2 million for the comparable period in 2009.

LIQUIDITY AND CAPITAL RESOURCES

AGY Holding Corp. and its Domestic Subsidiaries’ Liquidity

In the first half of 2010 our principal sources of domestic liquidity were borrowings under our financing arrangements, proceeds from monetization of our excess alloy metals and our cash on hand. Our domestic need for liquidity will arise primarily from interest payments on the outstanding $172.0 million principal amount of our Notes, interest and principal payments on our senior secured revolving credit facility (“Credit Facility”), the funding of capital expenditures, alloy metals, strategic initiatives, normal recurring operating expenses and working capital requirements and the financing of the consideration to be paid pursuant to the put/call agreement for our 30% noncontrolling interest in AGY Asia not owned by us. There are no mandatory payments of principal on the Credit Facility or on the Notes scheduled prior to their maturity in October 2011 and November 2014, respectively.

At June 30, 2010, AGY US had total liquidity of $20.6 million, consisting of $0.4 million in unrestricted cash and approximately $20.2 million of borrowing availability under the Credit Facility.

AGY Asia’s Liquidity

AGY Asia’s sources of liquidity have been, since the Acquisition, borrowings under approximately $52.5 million of non-recourse financing arrangements with the Bank of Shanghai (“AGY Asia Credit Facility”), which consists of an $11.8 million one-year working capital loan and a $40.7 million five-year term loan. AGY Asia’s need for liquidity will arise primarily from interest and principal payments on the AGY Asia Credit Facility and the funding of capital expenditures, alloy metals, strategic initiatives, normal recurring operating expenses and working capital requirements. There are no mandatory payments of principal on the working capital loan prior to its maturity in June 2011. There are semi-annual mandatory payments of principal on the term loan borrowings in the amounts described below under “Financial Obligations and Commitments”, beginning in April 2010.

At June 30, 2010, AGY Asia had total liquidity of $9.3 million, consisting of $3.4 million of unrestricted cash and approximately $5.9 million of borrowing availability under the AGY Asia Credit Facility.

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

Working capital.

The Company’s has historically defined working capital as total current assets, excluding unrestricted cash, less total current liabilities, including short-term borrowings and the current portion of long-term debt. Working capital was $16.0 million and $15.3 million on June 30, 2010 and December 31, 2009, respectively. The $0.7 million increase was primarily due to a $4.8 million increase in trade receivables resulting from the increase in sales for the first half of 2010 compared to 2009, a $1.1 million increase in other current assets primarily from increases in prepaid insurance expenses and prepayment on certain manufacturing equipment in AGY Asia, and a $1.3 million decrease in accrued liabilities and trade payables. These working capital increases were partially offset by a $3.1 million increase in AGY Asia short-term borrowings to support working capital, a $1.6 million increase in current portion of long term debt for AGY Asia and a $1.8 million reduction in inventories due to the increase in customer demand.

Other balance-sheet items.

Net Property, Plant and Equipment and Alloy Metals. Net property, plant and equipment and alloy metals decreased $18.6 million from December 31, 2009 to June 30, 2010, primarily due to $14.8 million of depreciation and alloy metals depletion expenses and the sale of $9.2 million of excess alloy metals at book value for proceeds of $6.5 million. We made $4.0 million of capital expenditures, including accrued construction in progress, and AGY Asia acquired $0.7 million of alloy metals and had $0.7 million of currency translation and other adjustments.

Long Term Debt. Long-term debt decreased $3.0 million from December 31, 2009 to June 30, 2010 as a result of a $1.7 million decrease in borrowings under our AGY US operating segment Credit Facility and the reclassification of $1.3 million of AGY Asia’s long-term debt to current.

Six months ended June 30, 2010 compared to six months ended June 30, 2009.

Cash flows from operating activities

Cash used by operating activities was $2.6 million for the six months ended June 30, 2010, compared to cash used by operating activities of $9.7 million for the six months ended June 30, 2009. The $7.1 million decrease in cash used by operating activities is attributed to a $12.1 million increase in net earnings (as adjusted for non-cash items), reduced in part by $5.0 million of operating cash used for working capital, primarily from a $7.2 million increase in trade accounts receivable and other assets, as well as a $1.4 million decrease in cash provided by inventory reductions, partly offset by a $3.6 million reduction in the decrease in accrued liabilities due mainly to the payment of profit-sharing in 2009 that did not reoccur in 2010.

Cash flow from investing activities

Cash provided by investing activities was $1.4 million for the six months ended June 30, 2010, compared to cash used in investing activities of $19.0 million for the six months ended June 30, 2009, which included the $18.2 million investment in AGY Asia. The remaining $2.2 million decrease in investing cash used was due to a $4.2 million decrease in capital expenditures, partly offset by a $0.7 million increase in alloy purchases for AGY Asia and a $1.2 million reduction in alloy sales for AGY US.

Cash flow from financing activities

Cash provided by financing activities was $1.5 million for the six months ended June 30, 2010, compared to $25.8 million for the six months ended June 30, 2009, including the $20.0 million equity infusion by Kohlberg & Company, LLC to fund the AGY Asia acquisition in June 2009. The remaining $4.4 million decrease in cash provided by financing activities was attributable to a $9.4 million decrease in AGY US revolver borrowings, partly offset by a $3.2 million net increase in AGY Asia bank loans and the $1.8 million cash outflow for the repurchase of $3.0 million of Notes (face value) in the first half of 2009 that was not recurring in the first half of 2010.

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

The Credit Facility contains customary representations and warranties and customary affirmative and negative covenants, including, among other things, restrictions on indebtedness, liens, investments, mergers and consolidations, dividends and other payments in respect to capital stock, transactions with affiliates, and optional payments and modifications of subordinated and other debt instruments. The Credit Facility does not contain any financial maintenance covenants. The Credit Facility also includes customary events of default, including a default upon a change of control. The Company was in compliance with all such covenants at June 30, 2010.

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

As of June 30, 2010, we had utilized approximately $2.3 million of the Credit Facility for the issuance of standby letters of credit and had $17.5 million cash borrowings outstanding, leaving $20.2 million available for additional borrowings.

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

As of June 30, 2010, the estimated fair value of the Notes was $146.2 million compared to a recorded book value of $172 million.

AGY Asia

The bank debt of approximately $39.0 million assumed in the acquisition of AGY Asia was refinanced as discussed below. On July 10, 2009, AGY Asia entered into the AGY Asia Credit Facility. The arrangement consists of a five-year term loan in the aggregate amount of approximately $40.7 million (consisting of a loan denominated in local currency of RMB 208,500,000, or approximately $30.7 million converted at an exchange rate of 6.79 RMB to 1 U.S. dollar, and a U.S.-dollar-denominated loan of $10.0 million), a one-year working capital loan in the aggregate amount of approximately $11.8 million (consisting of a local currency loan of RMB 45,750,000, or approximately $6.7 million converted at an exchange rate of RMB 6.79 to 1 U.S. dollar, and a U.S.-dollar- denominated loan of $5.0 million), and a one-year letter of credit facility in the amount of $2.0 million. On June 8, 2010, a portion of the USD loan commitment was exchanged for RMB commitment under both the project loan and the working capital loan. The new project loan commitment is RMB 222,200,000 (or approximately USD 32.7 million) and USD 8.0 million, and the new working capital loan commitment is RMB 59,500,000 (or approximately USD 8.8 million) and USD 3.0 million.

The term loan is secured by AGY Asia’s building, alloy metals and equipment and bears interest annually at the rate of either the five-year lending rate as published by the People’s Bank of China, plus a margin, or six-month LIBOR plus 3.0%. Term loan borrowings may be made in both local currency and US dollars, up to certain limits. At June 30, 2010, the Company had approximately $35.9 million borrowings outstanding under the term loan, consisting of a local currency loan of RMB 198,500,000, or approximately $29.2 million converted at an exchange rate of 6.79 RMB to 1 U.S. dollar, and a U.S.-dollar-denominated loan of $6.7 million.

The working capital loan facility is secured by future equipment, assets and alloy metals acquired by AGY Asia and bears interest annually at the rate of either the one-year lending rate as published by the People’s Bank of China, or three-month LIBOR plus 3.0%. Working capital loan borrowings may be made in both local currency and US Dollars, up to certain limits.

At June 30, 2010, we had approximately $8.7 million borrowings outstanding under the working capital loan consisting of a local currency loan of RMB 45,750,000, or approximately $6.7 million converted at an exchange rate of 6.79 RMB to 1 U.S. dollar, and a U.S.-dollar-denominated loan of $2.0 million.

The letter of credit facility is a one-year facility for the issuance of documentary letters of credit up to a maximum term of 120 days. A 15% deposit is required upon issuance with the balance due upon settlement of the underlying obligation.

On June 8, 2010, the working capital loan and letter of credit facility were renewed for a one-year term to June 2011. The terms and provisions of the renewal are unchanged from the previous loan agreement except for the addition of a prohibition on dividends and a debt-to-assets covenant, as well as an increase in the interest rate on RMB borrowings from the one-year People’s Bank of China (“PBOC”) rate to the one-year PBOC rate plus a margin.

The loan agreements contain customary representations and warranties and customary affirmative and negative covenants, including, among other things, interest coverage, restrictions on indebtedness, liens, investments, mergers and consolidations, dividends and other payments in respect to capital stock, and transactions with affiliates. The loan agreements also include customary events of default, including a default upon a change of control. AGY Asia was in compliance with all such covenants at June 30, 2010 and December 31, 2009.

All amounts borrowed under the AGY Asia Credit Facility are non-recourse to AGY and its domestic subsidiaries.

FINANCIAL OBLIGATIONS AND COMMITMENTS

There are no mandatory payments of principal on the Credit Facility or on the Notes scheduled prior to their maturity in October 2011 and November 2014, respectively.

The AGY Asia Credit Facility, which is a non-recourse debt to AGY Holding Corp., includes an $11.8 million working capital loan facility when fully drawn that matures in June 2011 and a five-year term loan with principal payments due semi-annually beginning April 2010 in accordance with the following amortization schedule when the term loan is fully drawn (in $ millions):

2010	$5.2
2011	8.2
2012	10.0
2013	10.8
2014	6.6

$40.7

We are obligated to make approximately $0.5 million minimum purchases of marbles from Chinese marble producers during the remainder of 2010.

We also have several short-term operating leases for alloy metals. At June 30, 2010, we leased in our AGY US segment approximately 41,300 ounces of platinum and 2,600 ounces of rhodium under the Deutsche Bank Master Lease Agreement, with a notional value of approximately $62,250 and $6,850, respectively. All of the leases outstanding at June 30, 2010 had initial terms of two to twelve months, maturing no later than October 25, 2010 (with future minimum rentals of approximately $600 until maturity in October 2010).

We also have various operating leases for certain manufacturing equipment, personal and real property.

As discussed in Note 2 to the accompanying unaudited interim consolidated financial statements, in connection with the purchase of AGY Asia, we entered into an option agreement with Grace pursuant to which Grace granted AGY a call option and AGY granted Grace a put option in respect of the 30% interest held by Grace in AGY Asia, in each case until December 31, 2013, unless mutually extended. The option price is determined by a formula outlined in the agreement. The exercise of the call option requires certain minimum financial performance levels to be reached by AGY Asia and the put option became in June 2010. As of June 30, 2010 the redemption amount of put option was $3.6 million compared to an initial carrying value of $12.4 million. Based on these provisions and the financial projections of the PRC affiliate, the Company believes that either the call option or the put option will be exercised in 2011. If the acquisition of the noncontrolling interest is consummated, the Company intends to finance the consideration paid pursuant to the agreement through the sale of additional equity to its private equity sponsor, if available, or other available liquidity.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This management’s discussion and analysis of financial condition and results of operations includes or may include “forward-looking statements.” All statements included herein, other than statements of historical fact, may constitute forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. Important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, among others, the following factors: competition from other suppliers of glass fibers, as well as suppliers of competing products; the cyclical nature of certain of the end-markets for our products; adverse macroeconomic and business conditions, continued disruption in credit markets and government policy generally leading to global market downturn; an inability to develop product innovations and improve our production technology and expertise; the loss of a large customer or end-user application; a decision by an end-user to modify or discontinue production of an end-product that has specified the use of our product; an inability to protect our intellectual property rights; liability for damages based on product liability claims; increases in energy costs and other raw materials or in the cost of acquiring or leasing alloy metals required for the production of glass fibers; labor disputes or increases in labor costs; difficulties and delays in manufacturing; a reliance on Owens Corning for our bushing fabrication and technical support for our operations; an inability to successfully implement our cost reduction initiatives relating to efficiency, throughput and process technology developments; an inability to successfully integrate future acquisitions including AGY Asia; our inability to successfully implement our cost reduction initiatives; interest rate and foreign exchange rate fluctuations; business risks associated with doing business internationally; an inability to finance the consideration to be paid pursuant to the put/call agreement for the 30% noncontrolling interest in AGY Asia; the loss of key members of our management; an inability or failure to comply with environmental, health or safety laws and regulations; our limited history of profitable operations since our emergence from Chapter 11 protection on April 2, 2004; our substantial indebtedness; and certain covenants in our debt documents.

We do not have any intention or obligation to update forward-looking statements included in this management's discussion and analysis of financial condition and results of operations.

ITEM 3. – Quantitative and Qualitative Disclosures About Market Risk

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

At June 30, 2010, we had existing contracts for physical delivery of natural gas at our Aiken, SC facility that fix the commodity cost of natural gas for approximately 70 percent of our 2010 requirements and 20 percent of our first-half 2011 requirements for AGY segment estimated natural gas purchases. Although these contracts are considered derivative instruments, they meet the normal purchases exclusion contained in ASC 815, and are, therefore, exempted from the related accounting requirements.

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

At June 30, 2010, we had no foreign currency hedging agreements in effect.

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

ITEM 4. – Controls and Procedures

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

As required by Rule 13a-15(d) of the Exchange Act, the Company’s management, including the Principal Executive Officer and the Principal Financial Officer, conducted an evaluation of the internal control over financial reporting to determine whether any changes occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Based on that evaluation, the Principal Executive Officer and the Principal Financial Officer concluded no such changes during the quarter ended June 30, 2010 materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1A. Risk Factors

As of August 16, 2010, there have been no material changes to the risk factors disclosed under the heading “Risk Factors” in our 2009 Form 10-K. These factors could materially affect our business, financial condition or future results. In addition, future uncertainties may increase the magnitude of these adverse affects or give rise to additional material risks not now contemplated.

ITEM 6. – Exhibits

Exhibit Number	Description

10.1	Amendment No. 3 to the Amended and Restated Alloy Services Agreement dated as of April 15, 2010 by and among Owens Corning Sales, LLC and AGY Holding Corp., as successor-in-interest to Advanced Glassfiber Yarns, LLC+

10.2	Employment offer letter dated as of May 4, 2010 between KAGY Holdings, Inc. and C. Steven Smoot*+

31.1	Rule 13a-14(a) and 15d-14(a) Certification of Principal Executive Officer+

31.2	Rule 13a-14(a) and 15d-14(a) Certification of Principal Financial Officer and Principal Accounting Officer+

32.1	Section 1350 Certification of Principal Executive Officer+

32.2	Section 1350 Certification of Principal Financial Officer and Principal Accounting Officer+

+   Filed herewith.

*   Management Contract

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AGY Holding Corp.

Date:	August 16, 2010	By:	/s/ C. Steven Smoot
C. Steven Smoot Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

10.1	Amendment No. 3 to the Amended and Restated Alloy Services Agreement dated as of April 15, 2010 by and among Owens Corning Sales, LLC and AGY Holding Corp., as successor-in-interest to Advanced Glassfiber Yarns, LLC+

10.2	Employment offer letter dated as of May 4, 2010 between KAGY Holdings, Inc. and C. Steven Smoot*+

31.1	Rule 13a-14(a) and 15d-14(a) Certification of Principal Executive Officer +

31.2	Rule 13a-14(a) and 15d-14(a) Certification of Principal Financial Officer and Principal Accounting Officer +

32.1	Section 1350 Certification of Principal Executive Officer +

32.2	Section 1350 Certification of Principal Financial Officer and Principal Accounting Officer+

+ Filed herewith.

* Management Contract