Form 10-Q
period 2010-09-30
AGY Holding Corp.
filed 2010-11-15
CIK 1431824

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2010

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

There is no established trading market for the Common Stock of the registrant. As of November 13, 2010, there were 1,291,667 shares of common stock outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. – Consolidated Financial Statements

AGY Holding Corp. and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands except share and per share data)

Assets	September 30, 2010 (Unaudited)	December 31, 2009
Current assets:
Cash	$5,179	$3,439
Trade accounts receivable, less allowances of $3,157 and $2,558 at September 30, 2010 and December 31, 2009, respectively	20,932	18,682
Inventories, net	29,501	29,734
Deferred tax assets	5,960	6,382
Other current assets	2,596	2,560

Total current assets	64,168	60,797
Property, plant and equipment, and alloy metals, net	224,481	249,096
Intangible assets, net	18,381	19,667
Other assets	1,009	1,306

TOTAL	$308,039	$330,866

Liabilities, Obligation Under Put/Call for Noncontrolling Interest and Shareholder’s Equity
Current liabilities:
Accounts payable	$12,386	$13,718
Accrued liabilities	17,758	17,563
Short-term borrowings	8,827	5,661
Current portion of long-term debt	6,796	5,142

Total current liabilities	45,767	42,084
Long-term debt	216,633	221,666
Pension and other employee benefit plans	12,591	12,052
Other liabilities	4,874	4,465
Deferred tax liabilities	8,046	13,768

Total liabilities	287,911	294,035

Commitments and contingencies
Obligation under put/call for noncontrolling interest	6,042	11,320

Shareholder’s equity:
Common stock, $.0001 par value per share; 5,000,000 shares authorized; 1,291,667 shares issued and outstanding	—	—
Additional paid-in capital	122,180	122,144
Accumulated deficit	(113,678)	(96,440)
Accumulated other comprehensive deficit	527	(193)

Total AGY Holding Corp. shareholder’s equity	9,029	25,511
Noncontrolling interest	5,057	—

Total shareholder’s equity	14,086	25,511

TOTAL	$308,039	$330,866

The accompanying notes are an integral part of the unaudited consolidated financial statements.

AGY Holding Corp. and Subsidiaries

Consolidated Statements of Operations

(Dollars in thousands, unless otherwise noted)

	(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net sales	$45,565	$41,738	$140,446	$114,178
Cost of goods sold	(42,625)	(43,873)	(130,314)	(117,013)

Gross profit (loss)	2,940	(2,135)	10,132	(2,835)
Selling, general and administrative expenses	(3,902)	(3,981)	(11,926)	(12,029)
Restructuring charges	(948)	(27)	(1,978)	(752)
Amortization of intangible assets	(250)	(250)	(752)	(752)
Goodwill impairment charge	—	—	—	(44,466)
Other operating income (expense)	1,302	98	(1,093)	(1,769)

Loss from operations	(858)	(6,295)	(5,617)	(62,603)
Other non-operating (expense) income:
Interest expense	(5,900)	(5,717)	(17,686)	(16,101)
Gain on bargain purchase	—	—	—	22,540
Other income, net	120	285	183	1,413

Loss before income tax benefit	(6,638)	(11,727)	(23,120)	(54,751)
Income tax (expense) benefit	(71)	3,980	5,478	11,635

Net loss	(6,709)	(7,747)	(17,642)	(43,116)
Less: Net (income) loss attributable to the noncontrolling interest	(19)	229	406	426

Net loss attributable to AGY Holding Corp.	$(6,728)	$(7,518)	$(17,236)	$(42,690)

The accompanying notes are an integral part of the unaudited consolidated financial statements.

AGY Holding Corp. and Subsidiaries

Consolidated Statements of Cash Flows

(Dollars in thousands, unless otherwise noted)

	(Unaudited)
	Nine Months Ended September 30,
	2010	2009
Cash flow from operating activities:
Net loss	$(17,642)	$(43,116)
Adjustments to reconcile net loss to net cash used in operating activities:
Goodwill impairment charge	—	44,466
Depreciation	14,829	8,858
Alloy metals depletion, net	6,779	4,830
Amortization of debt issuance costs	533	535
Amortization of intangibles with definite lives	752	752
Loss (gain) on sale, disposal or exchange of property and equipment and alloy metals	1,552	(450)
Gain on early extinguishment of debt	—	(1,138)
Effect of adopting ASC 805 for acquisition-related costs	—	1,098
Stock compensation	36	607
Gain on bargain purchase for majority interest business combination	—	(22,540)
Deferred income tax benefit	(5,521)	(11,633)
Changes in assets and liabilities (net of effect of assets acquired and liabilities assumed in acquisition):
Trade accounts receivable	(2,251)	(4,347)
Inventories	232	13,292
Other assets	968	637
Accounts payable	(1,447)	248
Accrued liabilities	218	(1,242)
Pension and other employee benefit plans	392	(357)

Net cash used in operating activities	(570)	(9,500)

Cash flows from investing activities:
Purchases of property and equipment and alloy metals	(7,569)	(10,074)
Proceeds from the sale of property and equipment and alloy metals	10,717	11,074
Payment for majority interest business acquisition, net of cash acquired	—	(18,153)
Decrease in restricted cash	—	13,056

Net cash provided by (used in) investing activities	3,148	(4,097)

Cash flows from financing activities:
Proceeds from Revolving Credit Facility borrowings	48,850	46,825
Payments on Revolving Credit Facility borrowings	(52,950)	(45,475)
Purchases of Senior Secured Notes	—	(1,793)
Proceeds from AGY Asia Credit Facility borrowings	5,196	3,635
Payments on AGY Asia Credit Facility borrowings	(1,959)	—
Payments on Shanghai Grace Fabric Corporation loan	—	(12,309)
Capital contribution	—	20,000

Net cash provided by financing activities	(863)	10,883

Effect of exchange rate changes on cash	25	35

Net increase (decrease) in cash	1,740	(2,679)

Cash, beginning of period	3,439	4,760

Cash, end of period	$5,179	$2,081

Supplemental disclosures of cash flow information:
Cash paid for interest	$11,762	$11,156

Cash paid for income taxes	$45	$146

Supplemental disclosures of non cash financing/investing activities:
Increase in minimum pension liability adjustment	$99	$—

Construction in-progress included in accounts payable	$772	$1,010

Adjustment of obligation under put /call for noncontrolling interest	$5,057	—

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

AGY HOLDING CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, unless otherwise noted)

2. 2009 Chinese Business Combination

On June 10, 2009, pursuant to the terms of the Sale and Purchase Agreement dated March 12, 2009 (the “AGY Asia Purchase Agreement”), by and among AGY Cayman, Grace Technology Investment Co., Ltd. and Grace THW Holding Limited (together with Grace Technology Investment Co., Ltd., “Grace”), AGY Cayman, a company incorporated in the Cayman Islands and a wholly-owned subsidiary of the Company, completed its acquisition of 70% of the outstanding shares of Main Union Industrial Ltd. (renamed AGY Hong Kong Ltd.), a company incorporated in Hong Kong and a previously wholly-owned subsidiary of Grace Technology Investment Co., Ltd., a company incorporated in the British Virgin Islands and a wholly-owned subsidiary of Grace THW Holding Limited. AGY Hong Kong Ltd. owns 100% controlling interest in Shanghai Grace Technology Co., Ltd (renamed AGY Shanghai Technology Co., Ltd. (“AGY Shanghai”)), a company incorporated in China, which is also a glassfiber yarns manufacturer. This acquisition expanded AGY’s geographic, manufacturing, and servicing capabilities in the Asia-Pacific region relative to the electronics and industrial end-markets.

In connection with the execution of the AGY Asia Purchase Agreement, the parties entered into several other agreements, including: (1) an option agreement, pursuant to which Grace granted AGY Cayman a call option, and AGY Cayman granted Grace a put option, in respect to the 30% interest held by Grace in AGY Hong Kong Ltd., (2) a supply agreement, pursuant to which Grace purchases certain fiberglass yarn products from AGY, which will have an initial term through December 31, 2013, (3) an intellectual property license agreement pursuant to which AGY Holding Corp. grants to AGY Hong Kong Ltd. a non exclusive, royalty-free, non-transferable know-how and trademarks license for the production and the sale of certain products for specific territories, and (4) a technical service agreement pursuant to which AGY provides certain technical and manufacturing support services to AGY Shanghai.

The Company expensed $188 and $1,627 of incremental advisory, legal and accounting fees that it incurred during the three months ended September 30, 2009 and during the year ended December 31, 2009, respectively in connection with this transaction and expensed (classified as “other operating expense” in the statement of operations) $1,098 of acquisition-related costs in the nine months ended September 30, 2009 that had been incurred in 2008.

3. Inventories, net

Inventories, net of reserves for excess, obsolete, and write-downs to lower of cost or market adjustments of $1,698 and $2,618 as of September 30, 2010 and December 31, 2009, respectively, consist of the following:

	September 30, 2010	December 31, 2009
Finished goods and work in process	$19,359	$20,544
Materials and supplies	10,142	9,190

	$29,501	$29,734

4. Property, Plant and Equipment and Alloy Metals

Property, plant and equipment and alloy metals consist of the following:

	September 30, 2010	December 31, 2009
Land and land use rights	$11,764	$11,561
Buildings and leasehold improvements	37,890	37,492
Machinery and equipment	132,731	131,596
Alloy metals (net of depletion)	89,922	107,601

	272,307	288,250
Less – Accumulated depreciation	(60,741)	(45,525)

	211,566	242,725
Construction-in-progress	12,915	6,371

	$224,481	$249,096

AGY HOLDING CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, unless otherwise noted)

Depreciation expense was $14,829 and $8,858 in the nine months ended September 30, 2010 and 2009, respectively.

As discussed in Note 7, the Company recognized $1,372 and $4,115 of accelerated depreciation related to its North American manufacturing footprint optimization during the three and nine months ended September 30, 2010.

Depletion of alloy metals was $6,779 and $4,830 (net of recoveries and excluding expense to process such recoveries), in the nine months ended September 30, 2010 and 2009, respectively.

During the first nine months of 2010 and 2009, the Company sold alloy metals for net proceeds of $10,717 and $11,074, respectively, and recognized a loss of $1,552 and a gain of $450 respectively, classified as “other operating expense”.

5. Intangible Assets

Intangible assets subject to amortization and trademarks, which are not amortized, consist of the following:

	September 30, 2010	December 31, 2009	Estimated Useful Lives
Intangible assets subject to amortization:
Customer relationships – U.S.	$4,800	$4,800	11 years
Process technology	10,200	10,200	18 years
Deferred financing fees	5,075	5,075	5 to 8 years

Sub-Total	20,075	20,075
Less – Accumulated amortization	(7,307)	(6,021)

	12,768	14,054
Trademarks – not amortized	5,613	5,613

Net intangible assets	$18,381	$19,667

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

6. Goodwill Impairment Charge

As of June 30, 2009, lower than expected operating profit and cash flows and short-to-mid-term business outlook associated with the global economic environment triggered management to reassess the recoverability of the goodwill associated with the purchase of AGY Holding Corp. by Holdings in April 2006. As a result, management concluded, with the assistance of independent third-party valuation specialists, that as of June 30, 2009, the goodwill associated with the AGY US segment was partially impaired. The Company recognized a non-cash, pre-tax goodwill impairment charge of $44,466, classified as a charge against “loss from operations” in the second quarter of 2009.

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

AGY HOLDING CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, unless otherwise noted)

7. Restructuring Initiatives

2010 Cost Reduction Actions

As part of the Company’s continuing review and improvement of its cost structure, actions were taken in the first nine months of 2010 to further optimize the AGY US segment manufacturing footprint. The Company is downsizing and flexing certain underutilized manufacturing facilities in the U.S. to improve profitability and better adjust its production capacity to projected future worldwide market demand. In conjunction with these actions, during the first nine months of 2010 the Company recorded $6,092 in charges, of which $1,978 is related primarily to the relocation of certain manufacturing equipment and is included in “Restructuring charges” and $4,114 is related to accelerated depreciation expense and is included in “Cost of goods sold.” Most of the cash costs related to these actions were incurred and paid during the same period.

The following table summarizes the status of unpaid liabilities from the Company’s 2010 restructuring initiatives:

	Employee Related Costs	Relocation of Manufacturing Equipment	Others	Total
Balance as of January 1, 2010	$—	$—	$—	$—
Restructuring costs incurred	420	1,052	506	1,978
Payments	(147)	(1,052)	(506)	(1,705)

Balance as of September 30, 2010	$273	$—	$—	$273

The Company continues to evaluate its global manufacturing footprint to ensure the optimization of its production capacity and its overhead cost structure. As a result of this evaluation, similar activities are anticipated to continue throughout 2010 and into 2011 and could result in additional cash payments and accelerated depreciation expense.

2009 Cost Reduction Actions

During the nine months ended September 30, 2009, the Company recorded $752 of restructuring charges that related primarily to severance and outplacement cost for salaried positions that the Company eliminated within the AGY US segment.

These 2009 cost reduction actions and their payment were completed in 2009.

8. Accrued Liabilities

Accrued liabilities consist of the following:

	September 30, 2010	December 31, 2009
Vacation	$2,039	$2,057
Real and personal property taxes	2,399	5,382
Payroll and benefits	1,542	1,302
Interest	7,184	2,470
AGY Asia supply agreement	1,950	3,810
Current portion of pension and other employee benefits	1,012	1,012
Accrued non refundable PRC value added tax	594	937
Other	1,038	593

Total accrued liabilities	$17,758	$17,563

AGY HOLDING CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, unless otherwise noted)

9. Debt

Principal amounts of indebtedness outstanding under the Company’s financing arrangements consist of the following:

	September 30, 2010	December 31, 2009
Senior secured notes	$172,000	$172,000
Senior secured revolving credit facility	15,150	19,250
AGY Asia credit facility – non-recourse	45,106	41,219

Total debt	232,256	232,469
Less – Short-term debt and current portion of long-term debt - AGY Asia	15,623	10,803

Total long-term debt	$216,633	$221,666

Senior Secured Revolving Credit Facility

The Company’s $40,000 Senior Secured Revolving Credit Facility (“Credit Facility”) matures in October 2011 and includes a $20,000 sublimit for the issuance of letters of credit and a $5,000 sublimit for swing line loans. The borrowing base for the Credit Facility is equal to the sum of: (i) an advance rate against eligible accounts receivable of up to 90%, plus (ii) the lesser of (A) 65% of the book value of eligible inventory (valued at the lower of cost or market) and (B) 85% of the net orderly liquidation value for eligible inventory, plus (iii) up to $32,500 of eligible alloy inventory, minus (iv) 100% of market-to-market risk on certain interest hedging arrangements, minus (v) a reserve of $7,500. As amended in connection with the Company’s acquisition of a 70% interest in AGY Asia, certain provisions of the credit agreement were modified or added, including the following: the availability reserve in the borrowing base calculation increased from $7,500 to $10,000; the foreign subsidiary indebtedness of AGY Asia or its subsidiaries is permitted provided that it is non-recourse indebtedness; the investment associated with the purchase of the remaining 30% is permitted provided that the Company’s excess availability under the facility is at least $10,000 for 60 days prior to the consummation date and $12,500 immediately following such consummation; and it is an event of default under the credit agreement if the Company defaults under its obligations regarding the acquisition of the remaining 30% of AGY Asia. In addition, the applicable margin for any utilization of the revolver in excess of $25,000 increased from 1.75% to 3.0% for Eurodollar loans and from 0.75% to 2.0% for base rate loans. No other material terms of the credit agreement were modified under the amendment.

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

At September 30, 2010 and December 31, 2009, we had borrowings of $15,150 and $19,250, respectively, outstanding under the Credit Facility. The weighted average interest rate for cash borrowings outstanding as of September 30, 2010, was 2.16%. At September 30, 2010, we also had issued approximately $2,360 of standby letters of credit primarily for collateral required for utilities, fixed-rate natural gas purchases and workers’ compensation obligations. Borrowing availability after giving effect to the borrowing base at September 30, 2010 and December 31, 2009, was approximately $20,900 and $18,450, respectively.

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

AGY HOLDING CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, unless otherwise noted)

The Credit Facility contains customary representations and warranties and customary affirmative and negative covenants, including, among other things, restrictions on indebtedness, liens, investments, mergers and consolidations, dividends and other payments in respect to capital stock, transactions with affiliates, and optional payments and modifications of subordinated and other debt instruments. The Credit Facility also includes customary events of default, including a default upon a change of control. The Company was in compliance with all such covenants at September 30, 2010 and December 31, 2009.

Senior Secured Notes

Interest on our Senior Secured Notes due in 2014 (the “Notes”) is payable semi-annually on May 15 and November 15 of each year beginning May 15, 2007. Our obligations under the Notes are fully and unconditionally guaranteed, jointly and severally, on a second-priority basis, by each of our existing and future domestic subsidiaries, other than immaterial subsidiaries, that guarantee the indebtedness of the Company, including the Credit Facility, or the indebtedness of any restricted subsidiaries.

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

As of September 30, 2010 and December 31, 2009, the estimated fair value of the Notes was $147,060 and $140,610, respectively, compared to a recorded book value of $172,000 for both periods. The fair value of the Notes is estimated on the basis of quoted market prices; however, trading in these securities is limited and may not reflect fair value. The fair value is subject to fluctuations based on, among other things, the Company’s performance, its credit rating and changes in interest rates for debt securities with similar terms.

The indenture governing the notes contains a Fixed Charge Coverage Ratio (calculated based on “Consolidated Cash Flow” (as defined therein)), which is used to determine our ability to make restricted payments, incur additional indebtedness, issue preferred stock and enter into mergers or consolidations or sales of substantially all assets. The indenture does not allow us to pay dividends or distributions on our outstanding capital stock (including to our parent) and limits or restricts our ability to incur debt, repurchase securities, make certain prohibited investments, create liens, transfer or sell assets, enter into transactions with affiliates, issue or sell stock of a subsidiary or merge or consolidate. The indenture does not contain any financial maintenance covenants.

Under certain events of default, including defaults under the Credit Facility, payment of the outstanding principal and interest could be accelerated.

AGY Asia Credit Facility- Non-recourse

The indebtedness of $38,967 assumed in the acquisition of AGY Asia was refinanced as discussed below. On July 10, 2009, AGY Asia entered into a financing arrangement with the Bank of Shanghai (“AGY Asia Credit Facility”). On June 8, 2010, a portion of the USD loan commitment was exchanged for RMB commitment under both the project loan and the working capital loan. The arrangement now consists of a five-year term loan in the aggregate amount of approximately $41,200 (consisting of a loan denominated in local currency of RMB 222,200, or approximately $33,200 converted at an exchange rate of RMB 6.70 to 1 U.S. dollar, and a U.S.-dollar-denominated loan of $8,000), a one-year working capital loan in the aggregate amount of approximately $11,900 (consisting of a local currency loan of RMB 59,500, or approximately $8,900 converted at an exchange rate of RMB 6.7 to 1 U.S. dollar, and a U.S.-dollar-denominated loan of $3,000), and a one-year letter of credit facility in the amount of $2,000. As discussed above, proceeds from the loans were used principally to repay the $37,568 outstanding at the time of the refinancing under AGY Asia’s prior credit agreements.

The term loan is secured by AGY Asia’s building, alloy metals and equipment and bears interest annually at the rate of either the five-year lending rate as published by the People’s Bank of China, plus a margin, or six-month LIBOR plus 3.0%. Term loan borrowings may be made in both local currency and US dollars, up to certain limits. At September 30, 2010 and December 31, 2009, AGY Shanghai had approximately $36,279 and $35,558 of borrowings outstanding under the term loan, respectively, consisting of a local currency loan of RMB 198,500 and RMB 195,000, respectively, or approximately $29,622 and $28,715, respectively, converted at an exchange rate of RMB 6.7 to 1 U.S. dollar, and a U.S.-dollar-denominated loan of $6,657 and $7,000, respectively. The weighted average interest rate for cash borrowings outstanding as of September 30, 2010, was 5.81%.

AGY HOLDING CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, unless otherwise noted)

Principal on the term loan is due semi-annually beginning April 2010, in accordance with the following amortization schedule (when the term loan is fully drawn):

2010	$5,200
2011	8,300
2012	10,100
2013	10,900
2014	6,700

$41,200

The working capital loan facility is secured by future equipment and assets acquired by AGY Shanghai and bears interest annually at the rate of either the one-year lending rate as published by the People’s Bank of China, or three-month LIBOR plus 3.0%. On June 8, 2010, the working capital loan and letter of credit facility were renewed for a one-year term to June 2011.

At September 30, 2010 and December 31, 2009, AGY Asia had approximately $8,827 and $5,661 borrowings, respectively, outstanding under the working capital loan consisting of a local currency loan of RMB 45,750 and RMB 25,000, respectively, or approximately $6,827 and $3,681, respectively, converted at an exchange rate of RMB 6.7 to 1 U.S. dollar, and a U.S.-dollar-denominated loan of $2,000 at the end of each period. The weighted average interest rate for cash borrowings outstanding as of September 30, 2010, was 5.26%.

The letter of credit facility is a one-year facility for the issuance of documentary letters of credit up to a maximum term of 120 days. A 15% deposit is required upon issuance with the balance due upon settlement of the underlying obligation.

The loan agreements contain customary representations and warranties and customary affirmative and negative covenants, including, among other things, interest coverage, debt-to-assets ratio, restrictions on indebtedness, liens, investments, mergers and consolidations, dividends and other payments in respect to capital stock, and transactions with affiliates. The loan agreements also include customary events of default, including a default upon a change of control. AGY Shanghai was in compliance with all such covenants at September 30, 2010.

All amounts borrowed under the AGY Asia Credit Facility are non-recourse to AGY Holding Corp. or any other domestic subsidiary of AGY Holding Corp.

Maturities of Long-Term Debt

Maturities of long-term debt at September 30, 2010 consist of the following:

	North America	China – Non-recourse	Total
2011	$15,150	$4,710	$19,860
2012	—	10,058	10,058
2013	—	10,611	10,611
2014	172,000	4,104	176,104

	$187,150	$29,483	$216,633

10. Capital Stock and Equity

The authorized capital consists of a total of 5,000,000 shares of common stock with a par value of $0.0001 per share. All 1,291,667 outstanding shares of the Company have been owned by Holdings since the Acquisition on April 7, 2006. The holder of each share has the right to one vote for each share of common stock held and no shareholder has special voting rights other than those afforded all shareholders generally under Delaware law. Shareholders will share ratably, based on the number of shares held, in any and all dividends the Company may declare. As indicated in Note 9, the payment of dividends is restricted by the Credit Facility and no dividends were paid in either the nine months ended September 30, 2010 or in 2009.

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

Net periodic benefit costs for the three and nine months ended September 30, 2010 and 2009, are as follows:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	Pension Benefits		Post-Retirement Benefits		Pension Benefits		Post-Retirement Benefits
	2010	2009	2010	2009	2010	2009	2010	2009
Service cost	$—	$—	$112	$112	$—	$—	$336	$336
Interest cost	63	68	109	109	190	205	327	327
Settlement	25	—	—	—	113	—	—	—
Amortization of unrecognized gains	—	—	(3)	(3)	—	—	(9)	(9)

Total net periodic benefit cost	$88	$68	$218	$218	$303	$205	$654	$654

Expected net employer contributions for the defined benefit plan for the year ending December 31, 2010 are $544. Expected net employer contributions for the postretirement benefit plan for the year ending December 31, 2010 are $468.

Defined Contribution Plan

The Company has a defined contribution 401(k) plan that allows qualifying employees to contribute up to 30% of their annual pretax or after-tax compensation subject to Internal Revenue Service (IRS) limitations. Effective January 1, 2007, AGY may provide a voluntary matching employer contribution of 50% on up to 6% of each participant’s before-tax salary deferral. In addition, AGY may make an employer contribution to the plan based on the Company’s annual financial performance. For the nine months ended September 30, 2010 and 2009, the Company contributed $493 and $448 respectively.

12. Stock-based Compensation

Our stock-based compensation includes stock options and restricted stock as described in our 2009 Form 10-K. Total stock-based compensation was $36 and $607 for the nine months ended September 30, 2010 and 2009, respectively. During 2010, options for 70,000 shares of common stock were granted with a fair value of $2.36 for each option. Assumptions used in the Company’s Black Scholes valuation model to estimate the grant date fair value were expected volatility of 41%, expected dividends of 0%, expected term of 4.4 years and a risk free interest rate of 1.78%.

AGY HOLDING CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, unless otherwise noted)

The following table summarizes the Company’s activity in stock options: The outstanding options at September 30, 2010 had no intrinsic value.

	Number of options	Weighted-Average Remaining Contractual Life (In Years)	Weighted-Average Remaining Exercise Price
Outstanding – January 1, 2010	1,205,000	6.4	$10.00
Granted	70,000		6.55
Exercised	—
Expired or forfeited	(125,000)		10.00

Outstanding – September 30, 2010	1,150,000	5.5	9.79

Exercisable – September 30, 2010	720,000	5.5	$10.00

13. Comprehensive Loss

Comprehensive loss represents net loss and all changes in equity during the period except those resulting from investments by owners and distributions to owners. The components of comprehensive loss were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net loss attributable to AGY Holding Corp.	$(6,728)	$(7,518)	$(17,236)	$(42,690)
Pension & Other OPEB Adjustments	(13)	—	(99)	—
Currency translation adjustments	584	11	817	5

Comprehensive (loss) income attributable to AGY Holding Corp.	$(6,157)	$(7,507)	$(16,518)	$(42,685)

Net income (loss) attributable to noncontrolling interest	$19	$(229)	$(406)	$(426)
Currency translation adjustments	131	6	185	7

Comprehensive loss attributable to noncontrolling interest	$150	$(223)	$(221)	$(419)

Net (loss) income	$(6,709)	$(7,747)	$(17,642)	$(43,116)
Pension and Other OPEB Adjustments	(13)	—	(99)	—
Currency translation adjustments	715	17	1,002	(12)

Comprehensive loss, including portion attributable to noncontrolling interest	$(6,007)	$(7,730)	$(16,739)	$(43,104)

14. Derivative Instruments and Hedging Activities

We periodically enter into fixed-price agreements for the natural gas commodity requirements of our AGY US segment to reduce the variability of the cash flows associated with forecasted purchases of natural gas. Although these contracts are considered derivative instruments, they typically meet the normal purchases exclusion contained in ASC 815, and are therefore exempted from the related accounting requirements. At September 30, 2010, we had existing contracts for physical delivery of natural gas at our Aiken, SC facility that fix the commodity cost of natural gas for approximately 70% of our 2010 requirements and 50% of our January through August 2011 requirements for AGY US segment estimated natural gas purchases.

We also use, on occasion, foreign currency derivatives to manage the risk associated with fluctuations in foreign exchange rates. At September 30, 2010 and December 31, 2009, we had no foreign currency hedging agreements in effect.

AGY HOLDING CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, unless otherwise noted)

15. Alloy Metals Leases

Significant portions of the alloy metals needed to support our manufacturing operations are leased under short term operating facilities (generally with lease terms from one to twelve months). During the nine months ended September 30, 2010 and 2009, total lease costs of alloy metals were approximately $2,775 and $2,736, respectively, and were classified as a component of cost of goods sold.

During the nine months ended September 30, 2010 and in 2009, we have leased alloy metals under the following two agreements:

Metal Consignment Facility — From May 2005 to October 2009, AGY had a consignment agreement in place with Bank of Nova Scotia, as assignee of Bank of America, N.A., which was assignee of Fleet Precious Metals Inc., to lease platinum, one of the alloy metals used in our manufacturing operations. In March 2008, as a result of the increase in platinum market prices, the prior consignment limit was amended to provide up to the lesser of: a) $69,600; b) the value of 32,000 ounces of platinum; or c) $42,000 plus two times the then-available undrawn face amount of letters of credit securing the agreement. Lease payments were payable monthly and, at the Company’s election, based on either (i) a floating fee calculated and specified by Bank of Nova Scotia from time to time and initially set at 7.5% per annum or (ii) a fixed fee equal to the precious metals rate, which was the fixed market-based lease rate for the applicable lease period, plus a 2.0% margin. At September 30, 2009, we leased 26,400 ounces of platinum under the facility, with a notional value of approximately $34,000 as calculated under the facility. Unused availability at September 30, 2009, was approximately 5,600 ounces of platinum with a notional value of $35,600. If the market value of the leased platinum exceeded $69,600 or 32,000 ounces, the Company was required to purchase or otherwise provide sufficient platinum to reduce the lease balance. At September 30, 2009, there were no outstanding letters of credit securing the agreement. Effective October 7, 2009, the Company terminated the Metal Consignment Facility with Bank of Nova Scotia and entered into a new master lease agreement with Deutsche Bank as discussed below.

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

At September 30, 2009, we leased approximately 12,700 ounces of platinum and 2,200 ounces of rhodium under the Master Lease Agreement, with a notional value of approximately $15,800.

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

At September 30, 2010, we leased approximately 41,300 ounces of platinum and 2,600 ounces of rhodium under the New Master Lease Agreement, with a notional value of approximately $60,300 and $6,100, respectively. All of the leases outstanding at September 30, 2010 had initial terms of two to twelve months, maturing no later than October 10, 2011 (with future minimum rentals of approximately $2,100 until maturity in October 2011).

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

At September 30, 2010, there were no assets or liabilities required to be measured at fair value in periods subsequent to their initial recognition.

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

At September 30, 2010 and December 31, 2009, the Company recorded the attribution of the NCI net loss and other comprehensive income according to ASC 810-10-65 and performed a subsequent measurement of the probable redemption amount per ASC 480-10-S99. As the present value of the probable redemption price was below the initial carrying value of the NCI and as the redemption was still probable, we concluded that the mezzanine classification was still appropriate as of December 31, 2009. As of September 30, 2010 the equity instrument became redeemable but remains below its initial carrying value. Therefore, only the redemption amount assessed as of September 30, 2010 is classified in mezzanine equity and any NCI above this amount is presented in permanent equity.

Changes in noncontrolling interest are set forth below:

	Mezzanine Equity	Permanent Equity	Total NCI
Balance as of January 1, 2009	$—	$—	$—
Noncontrolling interest in AGY Asia on June 10, 2009	12,431	—	12,431
Net (loss) attributable to NCI – AGY Asia	(1,119)	—	(1,119)
Other comprehensive income attributable to NCI – AGY Asia	8	—	8

Balance as of December 31, 2009	11,320	—	11,320

Net (loss) attributable to NCI – AGY Asia	(406)	—	(406)
Other comprehensive income attributable to NCI – AGY Asia	185	—	185
Adjustment to NCI Redemption amount assessment	(5,057)	5,057	—

Balance as of September 30, 2010	$6,042	$5,057	$11,099

AGY HOLDING CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, unless otherwise noted)

18. Income Taxes

During the three and nine months ended September 30, 2010, the Company’s effective tax was an expense of 1.1% and a benefit of 23.7%, respectively. These rates varied from the statutory rate of 34% due primarily to establishment of valuation allowance during the third quarter for domestic deferred tax assets which are not more-likely-than-not to be realized, change in foreign valuation allowance, losses on domestic and foreign subsidiaries with no tax benefit, and foreign rate differential, which benefits were partially offset by state taxes. Generally, the Company can recognize deferred tax assets for the losses incurred until such time that the aggregate deferred tax assets exceed aggregate deferred tax liabilities that do not relate to assets with an indefinite useful life.

During the three and nine months ended September 30, 2009, the Company’s effective tax was a benefit of 33.9% and 21.3%, respectively. The rate for the nine months ended September 30, 2009 varied from the statutory rate of 34% due primarily to higher pre-tax losses recognized during this period, a goodwill impairment charge not deductible for tax, a nontaxable gain in connection with the bargain purchase related to the AGY Asia acquisition, and transactional costs that were expensed during 2009 but not deductible for tax, which benefits were partially offset by state taxes.

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

In addition to the alloy metal leases discussed in Note 15, we also lease other equipment and property under operating leases. Total rent expense for the nine months ended September 30, 2010 and 2009, was approximately $1,250 and $1,500, respectively. We are obligated to make approximately $800 minimum purchases of marbles from Chinese marble producers during the remainder of 2010.

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

Three Months Ended September 30, 2010	AGY US	AGY Asia	Corporate and Other	Total

Total net sales	$38,873	$7,718	$(1,026)	$45,565
Operating (loss) income (i)	(367)	877	(1,369)	(859)
Depreciation and amortization	2,353	1,372	1,371	5,096
Alloy metals depletion, net	1,991	(54)	—	1,937

(i)	Operating loss for the three months ended September 30, 2010 within the corporate and other segment primarily includes $948 of restructuring expense and $1,372 of accelerated depreciation expense (discussed in Note 7), stock compensation expense, the management fees payable to our sponsor, and $1,144 of gain recorded on the sale of assets.

AGY HOLDING CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, unless otherwise noted)

Nine Months Ended September 30, 2010	AGY US	AGY Asia	Corporate and Other	Total

Total net sales	$122,627	$20,573	$(2,754)	$140,446
Operating income (loss) (i)	1,643	911	(8,171)	(5,617)
Depreciation and amortization	7,375	4,092	4,114	15,581
Alloy metals depletion, net	6,479	300	—	6,779

Property, plant and equipment, and alloy metals, net	134,387	90,094	—	224,481
Carrying amount of intangible assets	18,381	—	—	18,381
Total assets	$201,531	$106,508	$—	$308,039

(i)	Operating loss for the nine months ended September 30, 2010 within the corporate and other segment includes primarily, $1,978 of restructuring expense and $4,114 of accelerated depreciation expense (discussed in Note 7), stock compensation expense, the management fees payable to our sponsor, and $1,552 of loss recorded on the sale of assets.

Because the Company operated as one business segment until June 10, 2009, the operating results by business segment and other financial data are only presented below for the nine months ended September 30, 2009:

Nine Months Ended September 30, 2009	AGY US	AGY Asia	Corporate and Other	Total

Total net sales	$106,559	$7,741	$(122)	$114,178
Operating loss (i)	(13,090)	(1,112)	(48,401)	(62,603)
Depreciation and amortization	7,979	1,631	—	9,610
Alloy metals depletion, net	4,708	122	—	4,830

Property, plant and equipment, and alloy metals, net	165,427	90,350	—	255,777
Carrying amount of goodwill	40,526	—	—	40,526
Carrying amount of intangible assets	20,095	—	—	20,095
Total assets	$278,570	$104,782	$—	$383,352

(i)	Operating loss for the nine months ended September 30, 2009 within the corporate and other segment primarily includes $44,466 of goodwill impairment charge related to the AGY US segment (discussed in Note 6), $2,628 of acquisition-related costs (discussed in Note 2), $752 of restructuring expense (discussed in Note 7), stock compensation expense, the management fees payable to our sponsor, partially offset by the gain recorded on the sale of assets.

AGY HOLDING CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, unless otherwise noted)

21. Condensed Consolidating Financial Statements

As described in Note 10 to the accompanying Consolidated Financial Statements for the year ended December 31, 2009 on Form 10-K, in 2006 the Company issued $175,000 aggregate principal amount of the Old Notes, which were exchanged for the Notes through a registration statement in 2008. As of September 30, 2010, $172,000 of Notes remain outstanding. The Notes are guaranteed, fully, unconditionally and jointly and severally, by each of AGY Holding Corp.’s existing and future wholly-owned domestic subsidiaries, other than immaterial subsidiaries (collectively, the “Combined Guarantor Subsidiaries”).

For the purpose of this footnote:

•	AGY Holding Corp. is referred to as “Parent”;

•	The Combined Guarantor Subsidiaries represent all subsidiaries other than the Combined Nonguarantor subsidiaries defined below; and

•	The “Combined Non-Guarantor Subsidiaries” as of September 30, 2010 include only the subsidiaries forming AGY Asia: AGY Cayman LLC, AGY Hong Kong Ltd and AGY Shanghai.

All of the Parent’s subsidiaries were domestic guarantors of the Notes through June 10, 2009, when the Company acquired the entities comprising AGY Asia, which became the only Non-Guarantor Subsidiaries. The following supplemental condensed consolidating financial information is presented on the equity method and reflects the Parent’s separate accounts, the accounts of the Combined Guarantor Subsidiaries, the accounts of the Non-Guarantor Subsidiaries, the consolidating adjustments and eliminations and the total consolidated accounts for the dates and periods indicated. The required condensed consolidating information for the period ended September 30, 2009 is not presented as such information is not deemed material to the consolidated financial statements.

Condensed Consolidating Balance Sheet

	As of September 30, 2010
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Total current assets	$3,559	$44,949	$15,660	$—	$64,168
Due from (to) affiliates	(27,639)	29,021	(1,382)	—	—
Property, plant and equipment, net	79,971	54,416	90,094	—	224,481
Intangible assets, net	2,261	16,120	—	—	18,381
Investment in unconsolidated entities	149,074	—	—	(149,074)	—
Other assets	35	221	753	—	1,009

Total	$207,261	$144,727	$105,125	$(149,074)	$308,039

LIABILITIES, OBLIGATION UNDER PUT/CALL FOR NONCONTROLLING INTEREST AND SHAREHOLDER’S EQUITY
Total current liabilities	$11,082	$13,178	$21,507	$—	$45,767
Long-term debt	187,150	—	29,483	—	216,633
Other long-term liabilities	—	20,173	5,339	—	25,512
Obligation under put/call for noncontrolling interest	—	—	6,041	—	6,041
Parent’s shareholder’s equity	9,029	111,376	37,698	(149,074)	9,029
Noncontrolling interest equity	—	—	5,057	—	5,057

Total	$207,261	$144,727	$105,125	$(149,074)	$308,039

AGY HOLDING CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, unless otherwise noted)

Condensed Consolidating Statements of Operations

	Three Months Ended September 30, 2010
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$38,873	$7,718	$(1,026)	$45,565
Cost of goods sold	—	(37,741)	(5,910)	1,026	(42,625)

Gross profit	—	1,132	1,808	—	2,940

Selling, general and administrative expenses	(193)	(2,867)	(931)	89	(3,902)
Restructuring charges	—	(948)	—	—	(948)
Amortization of intangible assets	—	(250)	—	—	(250)
Other operating income (expense)	1,144	247	—	(89)	1,302

Income (Loss) from operations	951	(2,686)	877	—	(858)

Interest expense	(5,074)	—	(826)	—	(5,900)
Equity losses (earnings) in unconsolidated entities	(1,916)	—	—	1,916	—
Other income, net	—	104	16	—	120

Loss) Income before income tax benefit (expense)	(6,039)	(2,582)	67	1,916	(6,638)
Income tax benefit (expense)	(670)	599	—	—	(71)

Net (loss) income	(6,709)	(1,983)	67	1,916	(6,709)
Less: Net (income) loss attributable to the noncontrolling interest	(19)	—	(19)	19	(19)

Net (loss) income attributable to AGY Holding Corp.	$(6,728)	$(1,983)	$48	$1,935	$(6,728)

AGY HOLDING CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, unless otherwise noted)

	Nine Months Ended September 30, 2010
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$122,627	$20,573	$(2,754)	$140,446
Cost of goods sold	—	(115,557)	(17,511)	2,754	(130,314)

Gross profit	—	7,070	3,062	—	10,132

Selling, general and administrative expenses	(599)	(9,408)	(2,116)	197	(11,926)
Restructuring charges	—	(1,978)	—	—	(1,978)
Amortization of intangible assets	—	(752)	—	—	(752)
Other operating (expense) income	(1,552)	656	—	(197)	(1,093)

(Loss) Income from operations	(2,151)	(4,412)	946	—	(5,617)

Interest expense	(15,271)	—	(2,415)	—	(17,686)
Equity losses (earnings) in unconsolidated entities	(4,604)	—	—	4,604	—
Other income, net	—	65	118	—	183

(Loss) income before income tax benefit (expense)	(22,026)	(4,347)	(1,351)	4,604	(23,120)
Income tax benefit	4,384	1,094	—	—	5,478

Net (loss) income	(17,642)	(3,253)	(1,351)	4,604	(17,642)
Less: Net loss attributable to the noncontrolling interest	406	—	406	(406)	406

Net (loss) income attributable to AGY Holding Corp.	$(17,236)	$(3,253)	$(945)	$4,198	$(17,236)

AGY HOLDING CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, unless otherwise noted)

Condensed Consolidating Statements of Cash Flows

	Nine Months Ended September 30, 2010
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss) income	$(17,642)	$(3,253)	$(1,351)	$4,604	$(17,642)
Equity (earnings) losses in unconsolidated entities	4,604	—	—	(4,604)	—
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation, alloy metals depletion and amortization	533	17,968	4,392	—	22,893
Loss on sale, disposal of assets or exchange of property and equipment and alloy metals	1,552	—	—	—	1,552
Stock compensation	36	—	—	—	36
Deferred income tax (benefit) expense	(4,384)	(1,137)	—	—	(5,521)
Change in assets and liabilities	3,126	(2,170)	(2,844)	—	(1,888)
Parents loans and advances	6,393	(7,116)	723	—	—

Net cash (used in) provided by operating activities	(5,782)	4,292	920	—	(570)

Cash flows from investing activities:
Purchase of property, plant and equipment and alloy metals	—	(4,292)	(3,277)	—	(7,569)
Proceeds from the sale of property and equipment and alloy metals	10,717	—	—	—	10,717

Net cash (used in) provided by investing activities	10,717	(4,292)	(3,277)	—	3,148

Cash flows from financing activities:
Net payments on Revolving Credit Facility	(4,100)	—	—	—	(4,100)
Net proceeds from AGY Asia Credit Facility	—	—	3,237	—	3,237

Net cash (used) provided by financing activities	(4,100)	—	3,237	—	(863)

Effect of exchange rate changes on cash	2	—	23	—	25

Net (decrease) increase in cash	837	—	903	—	1,740

Cash, beginning of period	783	—	2,656	—	3,439

Cash, end of period	$1,620	$—	$3,559	$—	$5,179

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

Results of Operations

The following tables summarize our results of operations in dollars and as a percentage of net sales for the three and nine months ended September 30, 2010 and 2009 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net Sales
AGY US	$38,873	$35,500	$122,627	$106,559
AGY Asia	7,718	6,360	20,573	7,741

	46,591	41,860	143,200	114,300
Intersegment sales	(1,026)	(122)	(2,754)	(122)

Total net sales	45,565	41,738	140,446	114,178
Cost of goods sold	(42,625)	(43,873)	(130,314)	(117,013)

Gross profit (loss)	2,940	(2,135)	10,132	(2,835)
Selling, general and administrative expenses	(3,902)	(3,981)	(11,926)	(12,029)
Restructuring charges	(948)	(27)	(1,978)	(752)
Amortization of intangible assets	(250)	(250)	(752)	(752)
Goodwill impairment charge	—	—	—	(44,466)
Other operating income (expense), net	1,302	98	(1,093)	(1,769)

Loss from operations	(858)	(6,295)	(5,617)	(62,603)
Other non-operating income, net	120	285	183	1,413
Interest expense	(5,900)	(5,717)	(17,686)	(16,101)
Gain or bargain purchase	—	—	—	22,540

Loss before income taxes	(6,638)	(11,727)	(23,120)	(54,751)
Income tax (expense) benefit	(71)	3,980	5,478	11,635

Net loss	(6,709)	(7,747)	(17,642)	(43,116)
Less: Net income (loss) attributable to noncontrolling interest	(19)	229	406	426

Net loss attributable to AGY Holding Corp.	$(6,728)	$(7,518)	$(17,236)	$(42,690)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net Sales
AGY US	85.3%	85.1%	87.3%	93.3%
AGY Asia	16.9%	15.2%	14.6%	6.8%

	102.2%	100.3%	101.9%	100.1%
Intersegment sales	(2.2)%	(0.3)%	(1.9)%	(0.1)%

Total net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	(93.5)%	(105.1)%	(92.8)%	(102.5)%

Gross profit (loss)	6.5%	(5.1)%	7.2%	(2.5)%
Selling, general and administrative expenses	(8.6)%	(9.5)%	(8.5)%	(10.5)%
Restructuring charges	(2.1)%	(0.1)%	(1.4)%	(0.7)%
Amortization of intangible assets	(0.5)%	(0.6)%	(0.5)%	(0.7)%
Goodwill impairment charge	—%	—%	—%	(38.9)%
Other operating income (expense), net	2.8%	0.2%	(0.8)%	(1.5)%

Loss from operations	(1.9)%	(15.1)%	(4.0)%	(54.8)%
Other non-operating income, net	0.3%	0.7%	0.1%	1.2%
Interest expense	(13.0)%	(13.7)%	(12.6)%	(14.1)%
Gain or bargain purchase	—%	—%	—%	19.7%

Loss before income taxes	(14.6)%	(28.1)%	(16.5)%	(48.0)%
Income tax (expense) benefit	(0.1)%	9.5%	3.9%	10.2%

Net loss	(14.7)%	(18.6)%	(12.6)%	(37.8)%
Less: Net income (loss) attributable to noncontrolling interest	0.1%	0.6%	0.3%	0.4%

Net loss attributable to AGY Holding Corp.	(14.8)%	(18.0)%	(12.3)%	(37.4)%

As further discussed below, we use EBITDA and Adjusted EBITDA, which are non-GAAP financial measures, to measure our operating performance.

EBITDA and Adjusted EBITDA (which are defined below) are reconciled from net income (loss) determined under GAAP as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Statement of operations data:
Net loss	$(6,709)	$(7,747)	$(17,642)	$(43,116)
Interest expense	5,900	5,717	17,686	16,101
Income tax expense (benefit)	71	(3,980)	(5,478)	(11,635)
Depreciation and amortization	5,096	3,955	15,581	9,610

EBITDA	$4,358	$(2,055)	$10,147	$(29,040)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
EBITDA	$4,358	$(2,055)	$10,147	$(29,040)
Adjustments to EBITDA:
Alloy depletion charge, net (a)	1,937	65	6,779	4,830
Non-cash compensation charges (b)	5	58	36	607
Management fees (c)	188	188	563	563
Acquisition-related costs expensed in accordance with ASC 805 (d)	—	188	—	2,628
Gain on early extinguishment of debt (e)	—	—	—	(1,138)
Restructuring charges (f)	948	27	1,978	752
Goodwill impairment charge (g)	—	—	—	44,466
Gain or bargain purchase (h)	—	—	—	(22,540)
(Gain) loss on disposition of assets & others (i)	(1,145)	(227)	1,478	(616)

Adjusted EBITDA	6,291	(1,756)	20,981	512
Less: Adjusted EBITDA attributable to the noncontrolling interest	(663)	300	(1,626)	263

Adjusted EBITDA attributable to AGY Holding Corp.	$5,628	$(2,056)	$19,355	$249

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Adjusted EBITDA allocated to AGY Holding Corp. segment breakdown:
AGY US and Corporate	$4,081	$(2,757)	$15,561	$(365)
AGY Asia	1,547	701	3,794	614

	$5,628	$(2,056)	$19,355	$249

(a)	We purchase or lease alloy metals that are used in our manufacturing process. During the manufacturing process a small portion of the alloy metal is physically consumed. When the metal is actually consumed we recognize a non-cash charge. This expense is recorded net of the amount of metal that can be recovered after some specific treatment and net of the charges associated with such recovery treatment.
(b)	Reflects non-cash compensation expenses related to awards under Holdings’ 2006 Stock Option Plan and Holdings’ restricted stock granted to certain members of management.

(c)	Reflects the elimination of the management fee payable to our sponsor, Kohlberg & Company, LLC, pursuant to a management agreement entered into in connection with the Acquisition.
(d)	Reflects the elimination of the transactional costs associated with AGY Asia business combination that was consummated on June 10, 2009. Costs incurred and deferred at December 31, 2008 of $1,098 were expensed in 2009 as a result of adopting the provisions of ASC 805; the remainder, or $1,342, constitutes incremental acquisition-related costs incurred and expensed during the nine months ended September 30, 2009.
(e)	Reflects the elimination of the net gain on early extinguishment of debt associated with the $3,000 (face value) 11% senior secured second lien notes repurchase made by the Company in February 2009.
(f)	Reflects the elimination of the restructuring charges associated with reductions in our salaried workforce in 2009 and primarily to the relocation of some manufacturing equipment in 2010 to reduce our cost structure, streamline processes and optimize the AGY US manufacturing footprint.
(g)	Reflects the elimination of the charge associated with the impairment of the goodwill related to the AGY US segment, which was recognized in 2009.
(h)	Reflects the elimination of the gain on bargain purchase associated with the AGY Asia business combination.
(i)	Reflects primarily the elimination of the gain (loss) recorded versus historical book value on the sale or exchange of some non-operating assets.

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

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009

Net sales. Net sales increased $3.9 million, or 9.4%, to $45.6 million for the three months ended September 30, 2010, compared to $41.7 million during the comparable quarter of 2009. AGY Asia contributed $0.5 million of additional revenue compared to the third quarter of 2009 (after accounting for the elimination of $0.9 million of increased intercompany sales) and reported the highest sales for that segment since the acquisition of AGY Asia, of $7.7 million, or 24.2% higher than in the third quarter of 2009 due to increased demand in the Asian electronic market supply, increased export sales to Europe and favorable pricing. The remaining $3.4 million, or 9.5% net increase in sales generated by AGY US in the third quarter of 2010, compared to the third quarter of 2009, was primarily due to higher sales volumes and a favorable mix, partly offset by some competitive pricing pressures. Market demand has been stable in most of the markets that we serve during the third quarter of 2010, with some softening related to seasonal influences compared to the second quarter of 2010 but was globally 12% higher than during the third quarter of 2009 for AGY US. Aerospace sales increased by $0.8 million compared to the third quarter of 2009, or an 11.5%, increase and returned to 2008 average demand levels, reflecting primarily increases in both aircraft retrofit and new build activity. The industrial and construction market revenues of the U.S. operating segment increased approximately $3.7 million and $0.4 million, respectively. The electronics market revenues were $1.0 million below the third quarter of 2009 and the second quarter of 2010 level reflecting some traditional seasonal softening in Asian market demand. We also experienced some capacity-constrained sales for some of our high-end electronics glassfibers as we rationalized our U.S. manufacturing footprint. Defense revenue decreased $0.5 million in the third quarter of 2010, compared to the same period of 2009 mainly as the result of price erosion while volumes were essentially flat.

Gross profit. We reported a consolidated gross profit of $2.9 million, or 6.5% of net sales for the three months ended September 30, 2010, compared to a negative gross margin of $2.1 million for the three months ended September 30, 2009. Our AGY US segment led most of the $5.0 million increase in profitability, while AGY Asia contributed $1.8 million of the total improvement in the third quarter of 2010. The profitability of our AGY US segment benefited from (i) $1.7 million of margin on increased demand and on a more favorable product mix, partially offset by $0.6 million of competitive pricing pressure in certain markets, (ii) $2.3 million of higher leverage of overhead costs and (iii) improved manufacturing efficiencies and cost reductions initiatives. These improvements were partially offset by $1.4 million of accelerated depreciation related to the optimization of our U.S. manufacturing footprint. In 2009, the AGY US segment results were also negatively impacted by non-recurring expenses associated with management’s decision to curtail production capacity and maintain lower inventory levels in order to improve liquidity.

Selling, general and administrative expenses. Selling, general and administrative expenses were $3.9 million during the third quarter of 2010 and essentially flat with the third quarter of 2009 level. Selling, general and administrative expenses decreased from 9.5% of net sales for the three months ended September 30, 2009 to 8.6% of net sales for the three months ended September 30, 2010.

Restructuring charges. In conjunction with our structural cost reduction initiatives, we recorded $0.9 million in restructuring charges in the three months ended September 30, 2010 to further optimize the AGY US manufacturing footprint and improve profitability. These charges related primarily to the relocation of manufacturing equipment.

Other operating income. During the three months ended September 30, 2010, other operating income of $1.3 million consisted primarily of a net $1.1 million gain recognized on the sale of alloy metals. During the three months ended September 30, 2009, other operating income was $0.1 million and consisted primarily of a $0.1 million gain recognized on the sale of excess metals.

Interest expense. Interest expense increased $0.2 million from $5.7 million for the three months ended September 30, 2009 to $5.9 million for the three months ended September 30, 2010. The increase was primarily due to an increase in AGY Asia interest expense due to higher borrowings in the third quarter of 2010 compared to 2009.

Income tax expense. Income tax benefit decreased $4.1 million from a $4.0 million tax benefit for the three months ended September 30, 2009 to a $0.1 million tax expense for the three months ended September 30, 2010. During the third quarter of 2010, the Company’s effective tax rate was an expense of 1.1%. This rate varied from the statutory rate of 34% due primarily to establishment of valuation allowance during the third quarter of 2010 for domestic deferred tax assets, which are not more-likely-than-not to be realized, change in foreign valuation allowance, losses on domestic and foreign subsidiaries with no tax benefit, and foreign rate differential. During the third quarter of 2009, the Company’s effective tax rate was a benefit of 33.9%. Generally, the Company can recognize deferred tax assets for the losses incurred until such time that the aggregate deferred tax assets exceed aggregate deferred tax liabilities that do not relate to assets with an indefinite useful life.

Net loss. As a result of the aforementioned factors including primarily restructuring and accelerated depreciation charges, and loss recognized on the sale of alloy metals in the 2010 period, we reported a net loss attributable to AGY Holding Corp. of $6.7 million for the three months ended September 30, 2010, compared to a net loss of $7.5 million for the three months ended September 30, 2009. The net result attributable to the 30% noncontrolling interest in AGY Asia not owned by AGY Holding Corp. was at breakeven for the third quarter of 2010 compared to a $0.2 million loss for the comparable period in 2009.

Nine months Ended September 30, 2010 Compared to Nine months Ended September 30, 2009

Net sales. Net sales increased $26.2 million, or 23%, to $140.4 million for the nine months ended September 30, 2010, compared to $114.2 million for the comparable period of 2009. AGY Asia, which was acquired in June 2009, contributed $10.2 million of additional revenue (after accounting for the elimination of $2.6 million of increased intercompany sales) of which approximately $4.4 million is due to the stronger Asian electronics demand and favorable pricing in 2010. The remaining $16.0 million, or 15.1% net increase in sales generated by AGY US for the nine months ended September 30, 2010, compared to the same period of 2009 was primarily due to $23.8 million of higher sales volumes, while an unfavorable product mix and competitive pricing pressures accounted for a decrease in sales of $7.8 million. We experienced increased demand in all the markets that we serve except defense. These increases resulted primarily from the return to more normal historical inventory levels for several of our customers. Market and global economic conditions stabilized and steadily improved over the bottom experienced during the second quarter of 2009. Aerospace sales increased by $7.0 million compared to the nine months ended September 30, 2009 and returned to 2008 average demand levels, reflecting increases in both aircraft retrofit and new build activity and some inventory restocking in the supply chain in early 2010. The electronics, industrial and construction market revenues of the U.S operating segment increased approximately $2.8 million, $12.3 million and $5.1 million, respectively, compared to the same period in 2009. Defense revenue decreased $11.2 million during the nine months ended September 30, 2010, compared to the same period of 2009 as the result of the conclusion of the Mine Resistant Ambush Protected (“MRAP”) program during the first quarter of 2009 and of competitive pricing pressures.

Gross profit. We reported a consolidated gross profit of $10.1 million, or 7.2% of net sales for the nine months ended September 30, 2010, compared to a negative gross margin of $2.8 million for the nine months ended September 30, 2009. While AGY Asia contributed $3.0 million of the improvement, our AGY US segment drove the remaining increase in profitability of $9.9 million for the nine months ended September 30, 2010. The profitability of our AGY US segment benefited from $9.6 million of margin on increased sales but was negatively impacted $6.3 million from an unfavorable product mix associated with lower shipments to defense and competitive pricing pressure in certain markets. Additionally, the AGY US segment results were positively impacted in 2010 by improved manufacturing efficiencies, cost reduction initiatives and higher absorption of overhead costs, partially offset by $4.1 million of accelerated depreciation related to the optimization of our U.S. manufacturing footprint. In 2009, the AGY US segment results were negatively impacted by expenses associated with management’s decision to curtail production capacity and lower inventory levels in order to improve liquidity.

Selling, general and administrative expenses. Selling, general and administrative costs were $11.9 million during the nine months ended September 30, 2010 and essentially flat with the prior year level. The $1.1 million of incremental expenses associated with the AGY Asia acquisition compared to the nine months ended September 30, 2009 were offset by $1.2 million of lower expenses for our AGY US operating segment including a reduction in salaried workforce during 2009 and lower stock compensation charges during 2010. Selling, general and administrative costs decreased from 10.5% of net sales for the nine months ended September 30, 2009 to 8.5% of net sales for the nine months ended September 30, 2010.

Restructuring charges. For the nine months ended September 30, 2009, we recorded $0.8 million in restructuring charges primarily related to severance and outplacement costs for headcount reductions in connection with our structural cost reduction initiatives. In conjunction with additional actions taken in 2010 to further optimize the AGY US manufacturing footprint and improve profitability, we recorded $2.0 million in restructuring charges in the nine months ended September 30, 2010 that related primarily to the relocation of manufacturing equipment. See further disclosures in Note 7 of our interim consolidated financial statements.

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

Other operating expense. During the nine months ended September 30, 2009, other operating expense of $1.8 million was primarily due to $2.6 million of AGY Asia acquisition-related costs, including $1.1 million of costs incurred and deferred at December 31, 2008 that were subsequently expensed on January 1, 2009 as a result of adopting ASC 805. These costs were partially offset by a $0.5 million gain recognized on the sale of alloy metals. During the nine months ended September 30, 2010, other operating expense of $1.1 million consisted primarily of a net $1.6 million loss recognized on the sale of alloy metals.

Other non-operating income. During the nine months ended September 30, 2009, other non-operating income consisted primarily of the net $1.1 million gain on the early extinguishment of debt associated with the purchase of $3 million (face value) of our Notes. During the nine months ended September 30, 2010, other non-operating income was not significant.

Interest expense. Interest expense increased $1.6 million from $16.1 million for the nine months ended September 30, 2009 to $17.7 million for the nine months ended September 30, 2010. The increase was primarily due to incremental interest expense associated with the AGY Asia acquisition.

Gain on bargain purchase. Management concluded, with the assistance of an independent third-party valuation specialist, that the fair value of the acquired assets exceeded the liabilities assumed associated with the AGY Asia acquisition, and that a bargain purchase of approximately $20.4 million resulted at the June 10,

2009 acquisition date. See further disclosures in Note 3 to the Consolidated Financial Statements for the year ended December 31, 2009 on our 2009 Form 10-K. However, based on the preliminary assessment of the fair value of the acquired assets less liabilities, the Company recognized initially a $22.5 million gain as a component of non-operating income during the second quarter of 2009.

Income tax benefit. Income tax benefit decreased $6.1 million from a $11.6 million tax benefit for the nine months ended September 30, 2009 to a $5.5 million tax benefit for the nine months ended September 30, 2010. During the nine months ended September 30, 2010, our effective tax rate was a benefit of 23.7%. This rate varied from the statutory rate of 34% due primarily to establishment of valuation allowance during the third quarter of 2010 for domestic deferred tax assets, which are not more-likely-than-not to be realized, change in foreign valuation allowance, losses on domestic and foreign subsidiaries with no tax benefit, and foreign rate differential. Generally, the Company can recognize deferred tax assets for the losses incurred until such time that the aggregate deferred tax assets exceed aggregate deferred tax liabilities that do not relate to assets with an indefinite useful life. During the nine months ended September 30, 2009, our effective tax rate was a benefit of 21.3%. This rate varied from the statutory rate of 34% due primarily to higher pre-tax losses recognized in 2009, a goodwill impairment charge not deductible for tax, a nontaxable gain in connection with the bargain purchase related to the AGY Asia acquisition, and transactional costs associated with the AGY Asia acquisition that were expensed during 2009 but not deductible for tax, which benefits were partially offset by state taxes.

Net loss. As a result of the aforementioned factors including primarily restructuring and accelerated depreciation charges, and loss recognized on the sale of alloy metals in the 2010 period and significant non–recurring non cash net charges (goodwill impairment charge; gain on bargain purchase) in the 2009 period, we reported a net loss attributable to AGY Holding Corp. of $17.2 million for the nine months ended September 30, 2010, compared to a net loss of $42.7 million for the nine months ended September 30, 2009. The net loss attributable to the 30% noncontrolling interest in AGY Asia not owned by AGY Holding Corp. was $0.4 million for each of the first nine months of 2010 and 2009.

LIQUIDITY AND CAPITAL RESOURCES

AGY Holding Corp. and its Domestic Subsidiaries’ Liquidity

In the first nine months of 2010 our principal sources of domestic liquidity were borrowings under our financing arrangements, proceeds from monetization of our excess alloy metals and our cash on hand. Our domestic need for liquidity arises primarily from interest payments on the outstanding $172.0 million principal amount of our Notes, interest and principal payments on our senior secured revolving credit facility (“Credit Facility”), the funding of capital expenditures, alloy metals, strategic initiatives, normal recurring operating expenses and working capital requirements and the financing of the consideration to be paid pursuant to the put/call agreement for our 30% noncontrolling interest in AGY Asia not owned by us. There are no mandatory payments of principal on the Credit Facility or on the Notes scheduled prior to their maturity in October 2011 and November 2014, respectively.

At September 30, 2010, AGY US had total liquidity of $22.5 million, consisting of $1.6 million in unrestricted cash and approximately $20.9 million of borrowing availability under the Credit Facility.

AGY Asia’s Liquidity

AGY Asia’s sources of liquidity have been, since the acquisition of AGY Asia, borrowings under approximately $53.0 million of non-recourse financing arrangements with the Bank of Shanghai (“AGY Asia Credit Facility”), which consists of an $11.9 million one-year working capital loan and a $41.1 million five-year term loan. AGY Asia’s need for liquidity arises primarily from interest and principal payments on the AGY Asia Credit Facility and the funding of capital expenditures, alloy metals, strategic initiatives, normal recurring operating expenses and working capital requirements. There are no mandatory payments of principal on the working capital loan prior to its maturity in June 2011.

At September 30, 2010, AGY Asia had total liquidity of $9.5 million, consisting of $3.6 million of unrestricted cash and approximately $5.9 million of borrowing availability under the AGY Asia Credit Facility.

Based upon our current and anticipated levels of operations, we believe, but cannot guarantee, that our cash flows from operations and from the monetization of excess alloy metals, together with availability under our credit facilities for our US and Asian segments, will be adequate to meet our liquidity needs for the next twelve months. We have begun discussions with the AGY Asia lender to revise the term amortization schedule. However, these forward-looking statements are subject to risks and uncertainties. See “Forward-Looking Statements” and “Item 1A. Risk Factors” in our 2009 Form 10-K.

Working capital.

The Company has historically defined working capital as total current assets, excluding unrestricted cash, less total current liabilities, including short-term borrowings and the current portion of long-term debt. Working capital was $13.2 million and $15.3 million on September 30, 2010 and December 31, 2009, respectively. The $2.1 million net decrease was primarily due to a $2.3 million increase in trade receivables resulting from the increase in sales for the third quarter of 2010 compared to 2009 and a $1.1 million decrease in accrued liabilities and trade payables. These working capital increases were partially offset by a $3.2 million increase in AGY Asia short-term borrowings to support working capital, a $1.7 million increase in current portion of long term debt for AGY Asia, a $0.2 million reduction in inventories, and a $0.4 million decrease in deferred taxes.

Other balance sheet items.

Net Property, Plant and Equipment and Alloy Metals. Net property, plant and equipment and alloy metals decreased $24.6 million from December 31, 2009 to September 30, 2010, primarily due to $21.6 million of depreciation and alloy metals depletion expenses and the sale of $12.3 million of excess alloy metals at book value for proceeds of $10.7 million. We made $6.9 million of capital expenditures, including accrued construction in progress, and AGY Asia acquired $0.7 million of alloy metals and had $1.6 million of currency translation and other adjustments.

Long Term Debt. Long-term debt decreased $5.0 million from December 31, 2009 to September 30, 2010 as a result of a $4.1 million decrease in borrowings under our AGY US operating segment credit facility and the reclassification of $1.7 million of AGY Asia’s long-term debt to current, partly offset by a $0.8 million increase in AGY Asia borrowings.

Nine months ended September 30, 2010 compared to nine months ended September 30, 2009.

Cash flows from operating activities

Cash used by operating activities was $0.6 million for the nine months ended September 30, 2010, compared to $9.5 million used during the nine months ended September 30, 2009. The $8.9 million decrease in cash used by operating activities is attributed to a $19.0 million decrease in net losses (as adjusted for non-cash items) during the comparable periods, reduced in part by a decrease of $10.1 million of operating cash provided by working capital, primarily from a $13.1 million decrease in cash provided by inventory reductions and a $2.1 million increase in cash provided by reductions in trade accounts receivable.

Cash flow from investing activities

Cash provided by investing activities was $3.1 million for the nine months ended September 30, 2010, compared to cash used in investing activities of $4.1 million for the nine months ended September 30, 2009. The $7.2 million improvement in cash provided by investing activities was principally attributable to the $18.2 million investment in AGY Asia, partly reduced by the $13.1 million decrease in restricted cash related to the investment, which occurred in the first nine months of 2009 and was not recurring in the comparable period of 2010. We also experienced a $3.2 million reduction in capital spending, partly offset by a $0.4 million decrease in proceeds from excess alloy sales in the US operating segment and a $0.7 million increase in alloy purchases by AGY Asia.

Cash flow from financing activities

Cash used in financing activities was $0.9 million for the nine months ended September 30, 2010, compared to cash provided by financing activities of $10.9 million for the nine months ended September 30, 2009. The $11.7 million decrease was attributable to the AGY Asia investment in 2009 consisting of a $20.0 million equity infusion by Kohlberg & Company, LLC to fund the acquisition, partly offset by a $12.3 million shareholder loan repayment, which were not recurring in 2010, as well as a $5.4 million decrease in US revolver borrowings and a $0.4 million decrease in AGY Asia bank loans. These were partly offset by the $1.8 million cash outflow for the repurchase of $3.0 million of Notes (face value) in the nine months ending September 30, 2009 that was not recurring in the comparable period of 2010.

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

The Credit Facility contains customary representations and warranties and customary affirmative and negative covenants, including, among other things, restrictions on indebtedness, liens, investments, mergers and consolidations, dividends and other payments in respect to capital stock, transactions with affiliates, and optional payments and modifications of subordinated and other debt instruments. The Credit Facility does not contain any financial maintenance covenants. The Credit Facility also includes customary events of default, including a default upon a change of control. The Company was in compliance with all such covenants at September 30, 2010.

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

As of September 30, 2010, we had utilized approximately $2.4 million of the Credit Facility for the issuance of standby letters of credit and had $15.2 million cash borrowings outstanding, leaving $20.9 million available for additional borrowings after giving effect to the total borrowing base.

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

In connection with our refinancing on October 25, 2006, we issued $175.0 million aggregate principal amount of 11% senior second lien notes (“Old Notes”) to an initial purchaser, which were subsequently resold to qualified institutional buyers and non-U.S. persons in reliance upon Rule 144A and Regulation S under the Securities Act of 1933, as amended. We consummated an exchange offer of the Old Notes for the Notes in September 2008. Interest on the Notes is payable semi-annually on May 15 and November 15 of each year. Our obligations under the Notes are fully and unconditionally guaranteed, jointly and severally, on a second-priority basis, by each of our existing and future domestic subsidiaries, other than immaterial subsidiaries, that guarantee our indebtedness, including our new Credit Facility, or the indebtedness of any of our restricted subsidiaries. The indenture does not allow us to pay dividends or distributions on our outstanding capital stock (including to our parent) and limits or restricts our ability to incur additional debt, repurchase securities, make certain prohibited investments, create liens, transfer or sell assets, enter into transactions with affiliates, issue or sell stock of a subsidiary or merge or consolidate. The indenture permits the trustee or the holders of 25% or more of the Notes to accelerate payment of the outstanding principal and accrued and unpaid interest upon certain events of default, including failure to make required payments of principal and interest when due, uncured violations of the material covenants under the indenture or if lenders accelerate payment of the outstanding principal and accrued and unpaid interest due to an event of default with respect to at least $15.0 million of our other debt, such as our Credit Facility.

The indenture does not contain any financial maintenance covenants.

In February 2009, we repurchased $3.0 million face amount of Notes for $1.8 million plus accrued interest and commissions, resulting in a net gain on extinguishment of debt of approximately $1.1 million (net of deferred financing fees written off), classified as “other non-operating income”.

As of September 30, 2010, the estimated fair value of the Notes was $147.1 million compared to a recorded book value of $172 million.

AGY Asia

The bank debt of approximately $39.0 million assumed in the acquisition of AGY Asia was refinanced as discussed below. On July 10, 2009, AGY Asia entered into the AGY Asia Credit Facility. On June 8, 2010, a portion of the USD loan commitment was exchanged for RMB commitment under both the project loan and the working capital loan. The arrangement now consists of a five-year term loan that matures in June 2014 in the aggregate amount of approximately $41.1 million (consisting of a USD 8.0 million loan and an RMB 222.2 million loan or approximately $33.2 million converted at an exchange rate of RMB 6.70 to 1 U.S. dollar), a one-year working capital loan in the aggregate amount of approximately $11.9 million (consisting of a USD 3.0 million loan and an RMB 59.5 million loan or approximately USD 8.9 million converted at an exchange rate of RMB 6.70 to 1 U.S. dollar) and a one-year letter of credit facility in the amount of $2 million. As discussed above, proceeds from the loans were used principally to repay the $37.6 million of loans outstanding at the time of the refinancing under AGY Asia’s prior credit agreements.

The term loan is secured by AGY Asia’s building, alloy metals and equipment and bears interest annually at the rate of either the five-year lending rate as published by the People’s Bank of China, plus a margin, or six-month LIBOR plus 3.0%. At September 30, 2010, the Company had approximately $36.3 million of borrowings outstanding under the term loan, consisting of a local currency loan of RMB 198,500,000, or approximately $29.6 million converted at an exchange rate of 6.7 RMB to 1 U.S. dollar, and a U.S.-dollar-denominated loan of $6.7 million.

The working capital loan facility is secured by equipment, assets and alloy metals acquired by AGY Asia and bears interest annually at the rate of either the one-year lending rate as published by the People’s Bank of China, or three-month LIBOR plus 3.0%.

At September 30, 2010, we had approximately $8.8 million of borrowings outstanding under the working capital loan consisting of a local currency loan of RMB 45,750,000, or approximately $6.8 million converted at an exchange rate of 6.7 RMB to 1 U.S. dollar, and a U.S.-dollar-denominated loan of $2.0 million.

The letter of credit facility is a one-year facility for the issuance of documentary letters of credit up to a maximum term of 120 days. A 15% deposit is required upon issuance with the balance due upon settlement of the underlying obligation.

On June 8, 2010, the working capital loan and letter of credit facility were renewed for a one-year term to June 2011.

The loan agreements contain customary representations and warranties and customary affirmative and negative covenants, including, among other things, interest coverage, debt-to-assets ratio, restrictions on indebtedness, liens, investments, mergers and consolidations, dividends and other payments in respect to capital stock, and transactions with affiliates. The loan agreements also include customary events of default, including a default upon a change of control. AGY Asia was in compliance with all such covenants at September 30, 2010 and December 31, 2009.

All amounts borrowed under the AGY Asia Credit Facility are non-recourse to AGY and its domestic subsidiaries.

FINANCIAL OBLIGATIONS AND COMMITMENTS

There are no mandatory payments of principal on the Credit Facility or on the Notes scheduled prior to their maturity in October 2011 and November 2014, respectively.

The AGY Asia Credit Facility, which is a non-recourse debt to AGY Holding Corp., includes an $11.9 million working capital loan facility when fully drawn that matures in June 2011 and a five-year term loan with principal payments due semi-annually beginning April 2010 in accordance with the following amortization schedule when the term loan is fully drawn (in $ millions):

2010	$5.2
2011	8.3
2012	10.1
2013	10.9
2014	6.7

$41.2

We are obligated to make approximately $0.8 million minimum purchases of marbles from Chinese marble producers during the remainder of 2010.

We also have several short-term operating leases for alloy metals. At September 30, 2010, we leased in our AGY US segment approximately 41,300 ounces of platinum and 2,600 ounces of rhodium under the Deutsche Bank Master Lease Agreement, with a notional value of approximately $60.3 million and $6.1 million, respectively. All of the leases outstanding at September 30, 2010 had initial terms of two to twelve months, maturing no later than October 11, 2011 (with future minimum rentals of approximately $2.1 million until maturity in October 2011).

We also have various operating leases for certain manufacturing equipment, personal and real property.

As discussed in Note 2 to the accompanying unaudited interim consolidated financial statements, in connection with the purchase of AGY Asia, we entered into an option agreement with Grace pursuant to which Grace granted AGY a call option and AGY granted Grace a put option in respect of the 30% interest held by Grace in AGY Asia, in each case until December 31, 2013, unless mutually extended. The option price is determined by a formula outlined in the agreement. The exercise of the call option requires certain minimum financial performance levels to be reached by AGY Asia and the put option became exercisable in June 2010. As of September 30, 2010 the redemption amount of put option was $6.0 million compared to an initial carrying value of $12.4 million. Based on these provisions and the financial projections of the PRC affiliate, the Company believes that either the call option or the put option will be exercised in 2011. If the acquisition of the noncontrolling interest is consummated, the Company intends to finance the consideration paid pursuant to the agreement through the sale of additional equity to its private equity sponsor, if available, or other available liquidity.

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

At September 30, 2010, we had existing contracts for physical delivery of natural gas at our Aiken, SC facility that fix the commodity cost of natural gas for approximately 70 percent of our 2010 requirements and 50 percent of our January through August 2011 requirements for the estimated natural gas purchases of the AGY US operating segment. Although these contracts are considered derivative instruments, they meet the normal purchases exclusion contained in ASC 815, and are, therefore, exempted from the related accounting requirements.

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

Approximately 20% of the debt of our subsidiary, AGY Asia, is denominated in U.S. dollars, with the balance denominated in Chinese RMB. In addition, approximately 86% of the sales of AGY Asia are denominated in U.S. dollars, while approximately 79% of its costs are denominated in Chinese RMB.

At September 30, 2010, we had no foreign currency hedging agreements in effect.

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

As required by Rule 13a-15(d) of the Exchange Act, the Company’s management, including the Principal Executive Officer and the Principal Financial Officer, conducted an evaluation of the internal control over financial reporting to determine whether any changes occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Based on that evaluation, the Principal Executive Officer and the Principal Financial Officer concluded no such changes during the quarter ended September 30, 2010 materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1A.	Risk Factors

As of November 15, 2010, there have been no material changes to the risk factors disclosed under the heading “Risk Factors” in our 2009 Form 10-K. These factors could materially affect our business, financial condition or future results. In addition, future uncertainties may increase the magnitude of these adverse affects or give rise to additional material risks not now contemplated.

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

AGY Holding Corp.

Date:	November 15, 2010	By:	/S/ C. STEVEN SMOOT
C. Steven Smoot Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Rule 13a-14(a) and 15d-14(a) Certification of Principal Executive Officer +

31.2	Rule 13a-14(a) and 15d-14(a) Certification of Principal Financial Officer and Principal Accounting Officer +

32.1	Section 1350 Certification of Principal Executive Officer +

32.2	Section 1350 Certification of Principal Financial Officer and Principal Accounting Officer+

+	Filed herewith.