Form 10-K
period 2010-12-31
AGY Holding Corp.
filed 2011-03-31
CIK 1431824

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

The total number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of March 30, 2011 was 100.

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

Overview

AGY Holding Corp. is a Delaware corporation, incorporated in 2004, with its headquarters in South Carolina. AGY Holding Corp. and its subsidiaries are referred to herein as “AGY” or the “Company”. AGY is a leading manufacturer of advanced glass fibers that are used as reinforcing materials in numerous diverse, high-value applications, including aircraft laminates, ballistic armor, pressure vessels, roofing membranes, insect screening, architectural fabrics, and electronics. AGY is focused on serving end-markets that require glass fibers for applications with demanding performance criteria, such as the aerospace, defense, construction, electronics, automotive, and industrial applications. We are able to leverage our flexible manufacturing capabilities to target new specialty end-use applications and to shift production rapidly to meet changing market demand.

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

We have three primary manufacturing facilities, two located in the United States and one located in China since our acquisition of a 70% interest in a foreign company on June 10, 2009. This acquisition, which is described more fully in Note 3 to the Consolidated Financial Statements, expands AGY’s manufacturing and servicing capabilities in the Asia-Pacific region relative to the electronics and industrial markets and broadens the range of products the Company offers to its global customers.

The following table summarizes our net sales by geographic region. Customer sales are attributed to geographic region based upon the location to which the product is shipped to the external customer.

	2010	2009	2008
	(in millions)
Americas	$107.8	$99.4	$178.6
Europe	33.4	21.0	27.7
Asia	42.5	33.5	30.2

Total	$183.7	$153.9	$236.5

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

E Glass is a natural, lustrous, white continuous fiber made of highly stable and durable glass filaments. Within E Glass, we focus on both “semi-technical” and “technical” fibers. We differentiate between semi-technical and technical E Glass fibers based on their technical complexity and difficulty in manufacturing, and our technical fibers include filaments with a diameter of eight microns or less and fibers with specialized and proprietary sizing compositions. As a result of their complexity, technical fibers are manufactured by only a few suppliers. We generally compete with one or two alternative suppliers for the vast majority of our technical products. Because our technical fibers offer significant value to our customers, we are able to command a price and margin premium compared to most semi-technical E Glass fibers. We plan to continue to produce semi-technical E Glass fibers to enable us to offer our customers a full suite of products.

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

We differentiate our S-2 Glass advanced materials from E Glass by its different glass chemistry, which yields a proprietary product with superior performance characteristics making it suitable for applications with demanding performance criteria, such as ballistic armor, aircraft flooring and exterior skins, helicopter blades, firefighter oxygen tanks, automotive timing belts and ceramic appliance insulation. We have demonstrated our ability to increase S-2 Glass capacity significantly through the addition of modular manufacturing platforms in multiple manufacturing sites enabling rapid response to short-term volume opportunities. In addition, we have introduced other unique advanced material product line extensions to targeted applications that have different performance characteristics and price points within multiple end markets, including wind energy, electronics and thermoplastics.

CFM Products. Continuous Filament Mat, or CFM, is a unique glass fiber reinforcement product used as an input in the production of flat sheet laminates, marine parts and accessories, and other products where its strength and durability make it the most cost-effective material to use. CFM increases the mechanical performance of products, such as stiffness and strength, as well as improves their resistance to chemicals. In CFM, AGY has a capacity of 12,000 metric tons over three manufacturing lines in Huntingdon, Pennsylvania, capable of producing many differentiated products from 0.6 oz. to 3.0 oz. weight serving a wide variety of markets and applications, such as ladder rails, electrical insulation, heavy truck bodies and oil rig decking.

Segment Information

Since the acquisition of a 70% controlling interest in Main Union Industrial Ltd. and its subsidiary (which are collectively referred to herein as “AGY Asia”) on June 10, 2009, the Company operates its business as two reportable units, each a separate operating segment: AGY US and AGY Asia. The Company’s operating segments are managed separately based on differences in their manufacturing and technology capabilities, products and services and their end-markets as well as their distinct financing agreements. For financial information with respect to our business segments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 21 to our Consolidated Financial Statements.

AGY US

The AGY US segment includes our US manufacturing operations and sale of advanced glass fibers that are used worldwide as reinforcing materials in numerous high-value applications through AGY and its wholly owned domestic and French subsidiaries. The AGY US segment manufactures and sells the full suite of the products described above but is heavily focused on serving end-markets that require glass fibers for applications with demanding performance criteria, such as the aerospace, defense, electronics, construction, and industrial end-markets which represented approximately 21%, 8%, 20%, 16% and 35%, respectively, of this segment’s sales for the year ended December 31, 2010.

The AGY US segment serves over 250 direct customers worldwide, including most major global weavers and a diverse group of other domestic and international commercial and industrial users of fibers. While supply chains vary by product, application and end-user, there are generally multiple links in the value chain between our fibers and corresponding end-products. Direct customers weave our fibers into glass fiber fabric. Through our working relationships with downstream contacts, we are often able to have our fibers specified-in end products and, therefore, influence end-user demand and increase leverage with our direct customers.

Our direct customer relationships generally are stable and long-term. In order to qualify a new supplier, a customer may need to modify its own weaving loom set-ups and fabric specifications and also qualify the new fiber suppliers with downstream manufacturers and original equipment manufacturers, or OEM’s. Although glass fibers are only a portion of the final end-product’s overall manufacturing cost, defects can be costly and can have a major impact throughout the value chain. Consequently, customers demand high-quality, reliable fibers from their suppliers, and we have established a reputation with our customers for meeting these demands. We believe these factors have allowed us to maintain strong relationships with each of our key customers. The average length of the relationships with our top ten customers is more than 20 years.

Depending on the end-application, we compete with glass yarn manufacturers or other composite fiber producers worldwide. We compete in the areas of technology innovation, quality, ratio of performance to cost and customer service for our specialty advanced glass fibers and technical fibers. Our semi-technical E Glass fibers are dominated by cost, quality and price competition.

AGY Asia

The AGY Asia segment includes the manufacturing operations of the Company’s 70% controlling ownership of AGY Asia and its sale of E Glass fibers that at present are used primarily in the Asian electronics market. Our mid-to long-term strategy for the Asia Pacific region is to take advantage of continued growth in the electronics markets, plus significant growth opportunities in several other markets such as aerospace and wind energy by offering locally produced E Glass products based upon AGY’s recognized industry leading technology.

AGY Asia serves a smaller base of less than 20 customers, who are primarily weavers for the Asia Pacific electronics markets. Significant competitors include other global glass yarn producers primarily based in China, but such competitors are usually vertically integrated and therefore also compete within the weaver segment of the industry supply chain. AGY is one of a limited number of independent non-integrated yarn producers in Asia, and we stress this independence as we secure supply positions with our weaving customers.

Our AGY US and AGY Asia segments accounted for approximately 86% and 14% of our total net sales, respectively, in 2010.

Our AGY US and AGY Asia segments accounted for approximately 65% and 35% of our total assets, respectively, in 2010.

Summary of our End-Markets and Key Applications by Segment

End-market and key application	Served Product	Segment
Aerospace end-market
Leading edge of helicopter blades	S-2 Glass	AGY US
Aircraft interior floors	S-2 Glass	AGY US
Aircraft interior panels	Technical E Glass	AGY US

Defense end-market
Ballistic armor	S-2 Glass	AGY US

Electronics end-market
Multi-layer printed circuit boards	All E Glass	AGY US – AGY Asia
Electrical insulation panels for transformers & generators	E Glass, CFM	AGY US

Construction end-market
Architectural roofing/tented structures fabric	Technical E Glass	AGY US
Insect and pool/patio screening	Technical E Glass	AGY US
Ladder rails for composite ladders	E Glass, CFM	AGY US

Industrial end-market
Pressure vessels	S-2 Glass	AGY US
Reinforcement tape	Semi-Technical E Glass	AGY US
Protective gear	Technical E Glass	AGY US
PTFE coated fabrics (for example, Teflon) used in industrial and food processing equipment	Technical E Glass	AGY US
Automotive high strength timing belts	S-2 Glass	AGY US
High temperature application sewing thread (industrial emissions filtration bags)	Technical E Glass	AGY US
Cooling tower infrastructure	E Glass, CFM	AGY US

End-market and key application	Served Product	Segment
Automotive interior door /seat panels	E Glass, CFM	AGY US

Industry Overview

We supply glass fibers (i) to the global composites industry and (ii) to other applications where glass fibers, sometimes coated, largely constitute a complete fabric system. Examples of composites applications include thermoplastic-glass fiber reinforced composites for ballistic armor, aluminum-glass fiber reinforced composites for aircraft interior and exterior panels and specialty electronics printed circuit boards. Sales into other applications, principally in the construction and selected industrial end-markets, represented the remainder of our sales for the year ended December 31, 2010. Examples of these applications include architectural roofing fabrics and vinyl coated yarns for window and patio screening.

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

•

Flexible manufacturing capabilities. The size and variety of our furnaces and the diversity of our manufacturing technologies allow us flexibility to shift production in response to changing market conditions. AGY’s furnaces used to manufacture glass fibers are small relative to those of our larger competitors, which permits them to be curtailed, idled and restarted with lower cost and in a shorter time frame, allowing for manufacturing flexibility in response to market conditions that is difficult for our competitors to replicate. In Aiken, South Carolina, our direct melt furnaces average 3,000 tons per year and our indirect melt and specialty furnaces average 100 tons per year, whereas in China, our direct melt furnace averages 18,000 tons per year. Our competitors often have furnaces with average capacities of up to 30,000 tons per year. Recently, our manufacturing flexibility has allowed us to support strong growth by efficiently allocating capacity for emerging applications in multiple end-markets.

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

Our Strategy

Our key strategies include:

•

Continue to expand into new and highly profitable applications. Our growth and innovation strategy focuses on identifying applications, which demand more technical products and are growing at higher rates than the overall end-market, for which we can provide products at attractive margins. We continue to develop products and composite materials to address existing and new applications across end-markets and have identified a number of additional growth opportunities in applications such as high-output wind-turbines, dental orthodontics, high-speed circuit boards, integrated circuit packaging, and “invisible” window screening. Where appropriate, we may pursue selective acquisitions to expand our product portfolio to better serve our existing applications and end-markets and to extend into new technical and advanced materials applications and end-markets. Examples of our continued expansion into complementary markets and applications in mainstream composites markets include our purchase of the CFM business from Owens Corning in October 2007, including marble-making assets, and our acquisition of a 70% controlling interest in AGY Asia in June 2009.

•

Maintain leadership in our key technical and advanced materials end-market applications. We seek to remain a market leader in our key technical and advanced materials end-market applications. Many of our competitors are not focused on these end-markets because they concentrate on higher volume markets due to their larger scale and suitability to high volume manufacturing infrastructure. In addition, many of our competitors direct their development resources into these same high volume markets. As a result of our flexible manufacturing infrastructure and our market focused business development, we believe we will continue to maintain a leadership position in our key applications and end-markets we serve.

•

Increase specified-in opportunities. We continue to focus on opportunities in which our products are specified-in for the life cycle of the application and in which we can become the sole supplier for these applications. In many instances, our new business development team and applications development engineers from our science and technology group work with our end-users to develop a new application with our products specified-in. In addition, we continue to focus on remaining a single or dual supplier even when our products are not specified-in. We believe we are well positioned to remain the supplier of choice given the uniqueness and quality of our advanced glass fibers, our flexible manufacturing capabilities and our focus on developing and maintaining customer relationships in the end-markets we serve. The collaboration between our science and technology group and our sales force underpins our strategy of driving growth through new application development and partnership with key customers and end-users to improve existing products and technologies.

•

Develop new technologies and extend existing ones. We believe we are a technology leader in the production of glass fibers due to our process engineering and product development capabilities. We conduct a research and development program aimed at developing new and improved products through our science and technology group. In addition, we partner with key customers and end-users to improve and develop products and technologies. Our expenditures for Company sponsored research and development during the years ended December 31, 2010, 2009 and 2008 totaled approximately $3.4 million, $3.0 million, and $4.1 million, respectively. As evidence of our process improvements and development capabilities, approximately 24% of our sales for the year ended December 31, 2010 were from new or improved products and processes we introduced in the last five years.

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

We believe that we have a strong reputation in the marketplace not only for quality products but also for excellent customer service. Furthermore, the proximity of our manufacturing plants in relation to many of our top customers enables same-day trucking and responsive technical service. This proximity also enables our customers to manage their inventory more efficiently. Our three largest customers, Porcher Industries Group, Composite One LLC and Glotech Industrial Corp. accounted for approximately 18%, 7% and 6%, respectively, of our consolidated net sales for 2010. Approximately 60% of the AGY Asia segment’s net sales in 2010 were generated from two customers, including one of our three largest customers and a subsidiary of AGY Asia’s predecessor owner; however, the shares of these customers are expected to decrease in future years as we diversify the product lines and geographic sales of AGY Asia.

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

AGY aggressively manages its patent portfolio, both in terms of seeking patent protection for new technologies and also in pruning patents that no longer have business value. We have a valuable portfolio U.S. patents and related foreign patents as well as pending U.S. and foreign applications. This portfolio covers a wide spectrum from glass composition to fiber and mat process technology to sizing and binder chemistry to product design. Management does not believe the expiration of any of our patents will have a material impact on our operations or financial performance. In addition to patents, we also have know-how, especially related to manufacturing extra fine denier filaments, S-2 Glass fiber products and CFM products, which we protect as trade secrets.

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

Applications development engineers collaborate with business development and marketing specialists to understand key trends and competitive positioning and then develop a product plan for growth in a specific application. These engineers often become the technical leaders of new product and development projects.

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

Through this process, over the last two years we have successfully introduced new products into existing as well as new applications and end-markets. In addition, we have identified a number of additional growth opportunities in applications such as ballistic protection against new threats, high-output wind-turbines, high-speed and high performance circuit boards, and thermoplastic composite reinforcement.

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

Suppliers

The major raw materials used in the production of glass fibers are pre-melted glass marbles or a range of minerals including silica and borates. We have historically purchased glass marbles from Owens Corning pursuant to an exclusive supply agreement, which was terminated in June 2008. We have now established a marble making process in the Aiken, SC facility to supply a significant portion of the raw material marbles necessary to satisfy our indirect melting processes for yarn production. In addition, we have developed a secure supply agreement with an outside supplier to fulfill the remainder of our marble demand. We believe that the cost of producing marbles in Aiken is not materially different than the cost of sourcing marbles from other sources we have identified. Silica is readily available and is provided by a number of local suppliers. Borates are sourced from a supplier in Turkey.

We use bushings, heat-resistant trays made of platinum-rhodium alloy with holes through which molten glass is extruded into filaments, as part of our manufacturing process. We now have bushing fabrication capabilities in our new alloy shop facility located in Aiken SC. In addition AGY US has historically used and continues to use a single external supplier to fabricate bushings in order to protect confidentiality due to the proprietary nature of our bushing designs (although other sources of supply are available).

Natural gas and electricity are a significant portion of our cost of production due to the amount of energy needed to melt raw materials for manufacturing into glass fibers. Energy costs represented approximately 14% of total cost of goods sold for each of the years ended December 31, 2010 and 2009.

In addition, we purchase bobbins, forming tubes and other packaging materials. These materials are reusable and are replaced if damaged during manufacturing or shipping.

Employees

As of December 31, 2010, we employed approximately 1,093 people throughout our operations, all of which are full-time employees.

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

In the semi-technical fiber segment, we generally compete with two or more alternate suppliers for each application. For technical fibers and continuous filament mat products, we generally compete with one to two alternate suppliers for each application. Although we are the sole supplier of S-2 Glass, we compete with companies that produce alternative products including other high strength glasses, carbon fiber and aramid fiber products that we do not offer. In addition, today other competitors are manufacturing or developing high strength glasses in an effort to compete with S-2 Glass. We compete principally on the basis of fiber performance, breadth of product offering, product quality, product innovation, customer service, price and availability. Many of our competitors are large, well-established companies with financial and other resources far in excess of ours. As a result of the foregoing factors, there can be no assurance that we will be able to compete successfully against our competitors and we may lose customers or be forced to reduce prices, which could have a material adverse effect on our business, financial condition, operating results and cash flows.

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

The recent natural disaster in Japan and its aftermath could disrupt the operations of our customers within Japan and Asia who supply the Japanese electronics industry, which could adversely affect our business, financial condition, operating results and cash flows.

As a global supplier we sell our products outside the United States and source goods and services and compete with other manufacturers in a number of foreign countries, including Japan. At the date of this filing we do not believe the natural disaster in Japan has had any major disruption to our customers’ ongoing demand for our products in order to supply Japanese and other Asia region electronics manufacturers. The operations of one Japanese yarn manufacturer with whom we compete to supply the Japanese electronics industry, which are located in the vicinity of the disaster, have been temporarily disrupted. We will continue to monitor this situation as it is dynamic and changing, to determine whether it will impact our business.

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

In addition, the demand for new commercial aircraft and aerospace refurbishment activity is cyclical and any reduction could result in reduced sales for our commercial aerospace products and could reduce our profit margins. Approximately 21% of our AGY US sales for the year ended December 31, 2010 were derived from sales to the aerospace end-market. Reductions in demand for commercial aircraft, or a delay in deliveries could result from many factors, including a terrorist attack similar to that which occurred on September 11, 2001 and any subsequent military response, changes in the propensity for the general public to travel by air, the rise in the cost of aviation fuel, consolidation and liquidation of airlines and slower macroeconomic growth. A downturn in the aerospace end-market could occur at any time, and in the event of a downturn, we have no way of knowing if, when and to what extent there might be a recovery.

Further, the production level of military equipment and vehicles that has occurred in recent years may not be sustained. The production level of military equipment and vehicles depends upon the U.S. and other non-U.S. defense budgets and the related demand for defense and related equipment. Advanced glass fibers may not always be the preferred reinforcement material for certain defense applications depending on threat levels and cost performance criteria. We have not been awarded certain defense contracts we had sought to obtain in 2009 and as a result the defense end-market contribution to the AGY US sales declined from approximately 24% for the year ended December 31, 2008 to approximately 16% and 8% for the years ended December 31, 2009 and 2010, respectively.

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

Sales to our three largest customers represented approximately 18%, 7% and 6%, respectively, of our consolidated net sales for the year ended December 31, 2010. Approximately 60% of the AGY Asia’s segment’s net sales in 2010 were generated in 2010 from two customers, including one of our three largest customers and a subsidiary of AGY Asia predecessor owner; however, these customers’ share is expected to decrease in future years as we diversify the product lines and geographic sales of AGY Asia. The level of purchases by our customers is often affected by events beyond their control, including general economic conditions, demand for their products, business disruptions, disruptions in deliveries, strikes and other factors. The loss or significant reduction of orders from any of our large customers could result in us having excess capacity and reduced sales if we are unable to replace that customer. As a result, our business, financial condition, operating results and cash flow could suffer.

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

Our business requires the use of bushings as part of the manufacturing process. Bushings are trays made with a heat-resistant platinum-rhodium alloy. As of December 31, 2010, platinum and rhodium together represented the largest asset on our balance sheet.

Based on the mix of products that we produced and the alloy metals consumed during the year ended December 31, 2010, approximately 4.1% of alloy metals were depleted in the manufacturing process during that period. Additionally, we are currently leasing a portion of the alloy metals needed to support our manufacturing operations in the United States under a new master lease three-year agreement that we entered into with DB Energy Trading LLC in October 2009. The agreement allows AGY to enter into leases, for up to 51,057 ounces of platinum and up to 3,308 ounces of rhodium, with terms of one to twelve months. This lease agreement includes a security interest in rhodium up to a value that is the lesser of 35% of the leased platinum or $24.4 million. Lease costs are determined by the quantity of metal leased, multiplied by a benchmark value of the applicable precious metal and a margin above the lease rate index. The costs of the precious metals and the related alloy lease costs are subject to market fluctuations that are beyond our control. Although we generally seek to offset the impact of rising material costs through selling price increases, future market conditions and the terms of our contracts with customers may prevent us from passing material cost increases to our customers. In addition, we may not be able to achieve manufacturing productivity gains or other cost reductions to offset the impact of cost increases. As a result, higher platinum and rhodium alloy costs as well as increases in the cost of other raw materials may have a material adverse effect on our business, financial condition, operating results and cash flows.

Our energy costs may be higher than we anticipated.

Energy costs, including electricity and natural gas, represented approximately 14% of our total cost of goods sold for the year ended December 31, 2010. Accurately predicting trends in energy costs is difficult to achieve as energy costs are, to a large extent, subject to factors beyond our control, such as political conditions in oil producing regions. If future energy costs are greater than anticipated, and we are unable to offset these cost increases with higher prices to our customers, our business, financial condition, operating results and cash flows may be materially adversely affected.

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

Production, maintenance, warehouse and shipping employees at our Aiken, South Carolina manufacturing facility are represented by the Teamsters union. We renegotiated the current labor agreement with the Teamsters union in the second quarter of 2010, reaching a three-year agreement with a one year optional extension with our Aiken employees, which expires on May 1, 2013. The warehouse and shipping employees at our Huntingdon, Pennsylvania manufacturing facility are represented by the UNITE union. We negotiated a two-year labor agreement with our Huntingdon employees in 2009, which expires in October 2011. We are beginning re-negotiations with the UNITE union, but there is no assurance that a positive outcome for the Company will result. Our failure to offset increases in labor costs with continued efficiency gains and cost reduction, or any significant work stoppage in the future could have a material adverse effect on our business, financial condition, operating results and cash flows.

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

We have historically entered into agreements with Owens Corning for (i) our supply of glass marbles, (ii) bushings fabrication and (iii) technical support for our operations. Our agreements regarding technical support expired in December 2005, but we and Owens Corning have continued to operate under the terms of the expired agreement. In 2007, we entered into a 3-year marble supply agreement with Owens Corning, which was terminated in 2008 and under which we have no further obligations. Our agreement regarding bushings fabrication, however, automatically renewed for an additional five years in December 2008, since neither we nor Owens Corning provided written notice of non-renewal 24 months prior to its expiration. If for any reason Owens Corning is unable or unwilling to renew the bushing fabrication agreement, is unable or unwilling to honor its obligations under this agreement (or its renewal), or this agreement (or its renewal) is terminated, we may not be able to enter into a new agreement on comparable terms, if at all. As a result, our business, financial condition, operating results and cash flows may be materially adversely affected.

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

We require both short-term and long-term financing to fund our operations, including capital expenditures. Changes in the capital markets or our credit rating could affect the cost or availability of financing. In addition, we are exposed to changes in interest rates with respect to floating rate debt and in determining the interest rate of any new debt issues. Changes in the capital markets or prevailing interest rates can increase or decrease the cost or availability of financing. In addition, because the sales of our AGY Asia subsidiary are denominated primarily in the U.S. dollar, while its costs are primarily denominated in local currency, the Chinese renminbi (“RMB”), and because a significant percentage of our sales, approximately 41% for the year ended December 31, 2010, are to customers in foreign countries, we may be adversely affected by unfavorable fluctuations in foreign currency exchange rates.

We conduct a significant amount of our sales activities outside of the U.S., which subjects us to additional business risks that may cause our profitability to decline.

Because we operate and sell our products in a number of foreign countries, we are subject to risks associated with doing business internationally. Sales outside of the United States accounted for approximately 41% of our total sales for the year ended December 31, 2010, and will continue to account for a material portion of our sales for the foreseeable future. We may continue to pursue international growth opportunities, which could increase our exposure to risks associated with international sales and operations.

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

We have a significant amount of debt. At December 31, 2010, excluding the indebtedness related to AGY Asia, which is non recourse to AGY or any other domestic subsidiary of AGY, our total debt was $190.0 million (consisting of $18.0 million of senior secured borrowings and $172.0 million of the Notes) and we had approximately $17.1 million of additional secured borrowing capacity under our senior secured revolving credit facility for our North America operations. Our level of indebtedness could:

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

The working capital loan in the aggregate amount of approximately $12.0 million that AGY Asia entered into in June 2010 matures in June 2011. If AGY Asia is unable to obtain an extension of the commitment or refinance the loan prior to maturity, or if the commitment amount of any refinancing should be decreased, AGY Asia’s ability to finance its current operations and meet its short-term and long-term obligations could be adversely affected.

We may be unable to finance the consideration to be paid pursuant to the put/call agreement for the 30% noncontrolling interest in AGY Asia, which would trigger an event of default under our financing agreements.

In connection with the acquisition of a 70% controlling interest in AGY Asia, we entered into an option agreement with Grace which expires in December 2013 pursuant to which Grace granted us a call option, and we granted Grace a put option, in respect of the 30% interest held by Grace in AGY Asia. Grace can exercise the put option after the one-year anniversary of the execution of the AGY Asia acquisition on June 10, 2009 at a stipulated multiple of earnings before interest, taxes, depreciation and amortization.

We believe that either the call option or the put option may be exercised in 2011 or 2012, and we intend, but cannot guarantee that we will be able, to finance the consideration to be paid pursuant to this agreement through our revolving credit agreement financing, the sale of additional equity to our Sponsor or through other sources of capital.

If AGY were to default in satisfying the put obligation it would be an event of default under AGY’s senior secured revolving credit agreement. Further, if the option is exercised on or before June 30, 2012, or after June 30, 2012, we are required pursuant to the revolving credit agreement to have excess availability under the revolver of at least $10.0 million and $8.75 million, respectively, for 60 days prior to consummation of the put option and to meet a fixed charge coverage ratio of 0.5:1.0 and of 1.0:1.0, respectively, in order to fund the option purchase price. Failure to consummate the put obligation as required, or failure to have sufficient excess availability or meet the fixed charge coverage ratio at consummation of the put option would trigger an event of default under the revolving credit agreement. An event of default, if not cured or waived, under our revolving credit facility could result in the acceleration of all of our debt thereunder. Additionally, since there are cross-default provisions in our Notes indenture and our Deutsche Bank alloy lease agreement, such failure could trigger defaults under those agreements, as well. There can be no assurance that we will meet the revolving credit agreement requirements to finance the obligation or that our Sponsor will contribute additional equity, or that we will be able to raise additional capital to enable us to consummate the put obligation.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

We are headquartered in Aiken, South Carolina and have three primary manufacturing facilities in two states within the U.S. and one in China. The following table outlines the location, type of facility and business segment of our administrative and manufacturing facilities, along with whether we own or lease each, as of December 31, 2010:

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

The following table sets forth certain selected historical condensed consolidated financial information derived from our audited financial statements for the five-year period ended December 31, 2010 at the dates and for the periods indicated. Financial information prior to the April 7, 2006 Acquisition is labeled as “Predecessor” and financial information as of April 7, 2006 and subsequent thereto is labeled as “Successor.”

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

	AGY Holding Corp.
	PREDECESSOR	SUCCESSOR
	January 1, 2006 to April 6, 2006	April 7, 2006 to December 31, 2006	Year Ended December 31, 2007	Year Ended December 31, 2008	Year Ended December 31, 2009	Year Ended December 31, 2010
Statement of operations data:
Net sales	$45,796	$124,755	$184,371	$236,487	$153,852	$183,674
Cost of goods sold	39,217	102,734	146,468	190,154	156,512	168,932

Gross profit (loss)	6,579	22,021	37,903	46,333	(2,660)	14,742
Selling, general and administrative expenses	24,196	9,202	17,439	20,237	15,963	15,823
Restructuring charges	—	—	—	—	789	2,658
Amortization of intangible assets	511	1,509	1,676	1,858	1,003	1,003
Goodwill impairment charge	—	—	—	—	84,992	—
Other operating income (expense), net	8	1,996	204	208	(791)	6,415

Operating (loss) income	(18,120)	13,306	18,992	24,446	(106,198)	1,673
Other income (expense), net	193	(16)	151	79	328	186
Interest expense	(2,266)	(13,569)	(20,119)	(23,086)	(22,235)	(22,782)
Gain on bargain purchase	—	—	—	—	20,376	—
(Loss) gain on early extinguishment of debt	—	(5,702)	—	—	1,138	—

(Loss) income from continuing operations before income taxes	(20,193)	(5,981)	(976)	1,439	(106,591)	(20,923)
Income tax (benefit) expense	(7,584)	(2,413)	(334)	1,269	(13,079)	(6,346)

Net (loss) income	(12,609)	(3,568)	(642)	170	(93,512)	(14,577)
Less: Net loss (income) attributable to the noncontrolling interest	—	—	—	—	1,119	(1,545)

Net (loss) income attributable to AGY Holding Corp.	$(12,609)	$(3,568)	$(642)	$170	$(92,393)	$(16,122)

	PREDECESSOR	SUCCESSOR
	January 1, 2006 to April 6, 2006	April 7, 2006 to December 31, 2006	Year Ended December 31, 2007	Year Ended December 31, 2008	Year Ended December 31, 2009	Year Ended December 31, 2010
Balance sheet data (at period end):
Working capital (1)	$31,169	$34,476	$34,535	$36,921	$15,274	$14,924
Property, plant and equipment, and alloy metals, net	90,678	163,419	163,054	178,880	249,096	220,338
Cash and cash equivalents	3,833	1,580	5,204	4,760	3,439	3,132
Total assets	167,546	336,220	342,150	355,487	330,866	298,687
Total debt, including capital leases	89,322	177,190	176,246	191,400	232,469	233,205
Shareholder’s equity	39,281	95,373	96,040	98,305	25,511	21,916
Other financial data:
Cash interest expense	2,100	9,380	20,645	22,357	21,381	22,085
Depreciation and amortization	3,139	13,132	12,634	12,702	13,611	19,649
Alloy depletion, net of recoveries	996	4,601	6,960	12,373	6,733	8,103
Capital expenditures, net (2)	1,487	8,199	14,092	39,272	(2,590)	(4,308)
Cash flows provided by (used in) operating activities	3,643	23,554	25,964	22,575	(11,146)	(4,145)
Cash flows (used in) investing activities (3)	(1,487)	(283,753)	(21,347)	(38,092)	(2,507)	4,308
Cash flows (used in) provided by financing activities (4)	(976)	261,640	(988)	15,054	12,283	(388)
Ratio of (deficiency in) earnings to fixed charges (5)	—	0.6x	1.0x	1.1x	—	0.1x

(1)	We define working capital as our current assets (excluding unrestricted cash) minus our current liabilities, which includes the current portion of long-term debt and accrued interest thereon.
(2)	Capital expenditures are presented net of proceeds of sales of assets, which were $1,326, $15,939 and $14,146 for the years ended December 31, 2008, 2009 and 2010, respectively and related primarily to excess alloy sales.
(3)	Investing activities include in 2009 a $18,200 payment for the 70% controlling interest in AGY Asia, net of cash acquired, which was funded by a $20,000 capital contribution from the Company’s equity sponsor recorded in financing activities.
(4)	Financing activities in 2009 include a $20,000 capital contribution from the Company’s equity sponsor to fund the acquisition of the 70% controlling interest in AGY Asia in part offset by the $1.8 million cash outflow for the repurchase of $3.0 million of Notes, a $2.8 million increase in AGY US revolver borrowings and a $8.7 million decrease in AGY Asia borrowings since the acquisition.
(5)	The deficiency for the period from January 1, 2006 to April 6, 2006 was $20,193. The deficiency for the period from April 7, 2006 to December 31, 2006 was $5,981. The deficiency for the years ended December 31, 2009 and 2010 was $106,591 and $20,923, respectively.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

We believe we are making progress in connection with our strategies to improve operating efficiency, to expand our product offerings, our markets, and our customer base and to effectively manage our liquidity. We believe that the acquisition of AGY Asia contributes to the geographic expansion of our key businesses and the optimization of our manufacturing footprint and will accelerate growth in certain of our key end-markets. However, in the current economic environment, we have seen modest increases in demand in some of our key end-markets but we do not anticipate a rapid return to pre-recession demand levels. Additionally, the timing of several open defense related program awards is uncertain at this time. As a result of these uncertainties, we continue to focus on the further optimization of our manufacturing footprint and other cost reduction initiatives, free cash flow generation and maintaining adequate liquidity necessary for our operations.

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

As a result of the Acquisition, Holdings was required to apply purchase accounting to its financial statements. As a result, Holdings allocated the purchase price to the assets acquired and liabilities assumed based on their estimated fair values at the date of the acquisition. Accordingly, our assets and liabilities have been recorded at their fair value as of April 7, 2006. All of the purchase accounting adjustments at Holdings have been pushed down to the financial statements of the Company. The excess of the total purchase price over the fair value of our tangible and identifiable intangible assets of approximately $85 million was allocated to goodwill, which was written off during 2009 as a result of lower than expected operating profit and cash flows and short-to-mid-term business outlook associated with the global economic environment, which triggered the reassessment of the recoverability of this goodwill. We also increased our aggregate outstanding indebtedness. Accordingly, interest expense is significantly higher in successor periods following the Acquisition than in predecessor periods prior to the Acquisition.

2007 Continuous Filament Mat Business Combination

In October 2007, the Company acquired the North American Continuous Filament Mat business (“CFM”) of Owens Corning North America (“OC”) for an initial price of approximately $7.3 million (including acquisition-related costs of $0.8 million). The acquired assets included certain inventories and equipment located in AGY’s Huntingdon, PA facility and marble furnace assets located in Anderson, SC. Subsequently, under the terms of the acquisition agreement, OC paid AGY $2.3 million in July 2008 as a result of the termination of the Anderson, SC land and building lease and of AGY vacating the premises in June 2008. The amount paid to the Company by OC reduced the CFM acquisition cost, first eliminating the goodwill and then reducing the value of the acquired property, plant, and equipment.

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

The details of this business combination, accounted for under the purchase method of accounting, the allocation of the purchase price that resulted in the recognition of a $20.4 million of gain on bargain purchase and the impact of AGY Asia, which has been included in our Consolidated Financial Statements since its June 10, 2009 acquisition, and the related put/call option agreement in respect of the 30% noncontrolling interest are presented in Note 3 to the accompanying Consolidated Financial Statements for the year ended December 31, 2010.

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

Goodwill and intangible assets with indefinite lives. We account for goodwill and other intangible assets in accordance with the provisions of ASC 350, Intangibles – Goodwill and Others. Goodwill and intangible assets with indefinite lives are not amortized, but instead are subject to annual impairment testing conducted each year as of October 31. The goodwill asset impairment test involves comparing the fair value of a reporting unit to its carrying amount. If the carrying amount of a reporting unit exceeds its fair value, a second step comparing the implied fair value of the reporting unit’s goodwill to the carrying amount of that goodwill is required to measure the potential goodwill impairment loss. Interim tests may be required if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. As defined in ASC 350-20-35, a reporting unit is an operating segment, or one level below an operating segment. Until our Chinese business combination in June 2009, we determined that we operated as one operating segment and one reporting unit. Since our Chinese business combination in June 2009, we determined that our Company operates as two reportable units consisting of AGY US and AGY Asia, each a separate operating segment, as discussed in the Segment Information footnote to the Consolidated Financial Statements. As there are no reporting units below the operating segment level, the reportable units are the level at which the Company tests for goodwill impairment.

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

As discussed in Note 7 to the accompanying Consolidated Financial Statements for the year ended December 31, 2010, the Company performed its impairment testing of goodwill during the second and fourth quarters of 2009. The Company concluded with the assistance of independent third-party valuation specialists that the goodwill associated with the AGY US segment was fully impaired as of October 31, 2009 and we recognized non-cash, pre-tax goodwill impairment charges of $44,466 and $40,526, respectively, in the second and fourth quarters of 2009, classified as a charge against “loss from operations”.

Our intangibles with indefinite lives (trademarks) are subject to at least annual impairment testing, which compares their fair value with their carrying amount. The results of these assessments did not indicate any impairment to these intangible assets for the years presented. As of December 31, 2010 the fair value of the trademarks exceeded their carrying value by 18%.

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

Income taxes. We account for income taxes under the asset and liability method approach established by ASC 740, Income Taxes. Deferred income tax assets and liabilities reflect tax net operating loss and credit carry-forwards and the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. Deferred tax assets require a valuation allowance when it is more likely than not, based on the evaluation of positive and negative evidence, that some portion of the deferred tax assets may not be realized. When events and circumstances so dictate, we evaluate whether our deferred tax assets are realizable and the need for a valuation allowance considering objective evidence such as reversal of our existing deferred tax liabilities, and forecasts of future taxable income. Accounting standards require that uncertain tax positions be sustainable under regulatory review by tax authorities assumed to have all relevant information. We recognize the largest amount of benefit that is more likely than not realizable upon settlement with tax authorities.

We consider our foreign earnings in AGY Europe SARL and in AGY Asia to be permanently invested and, accordingly, we did not provide for U.S. income taxes on the undistributed earnings of our foreign subsidiaries.

Pension and Other Postretirement benefits. As discussed in Note 13 to the accompanying Consolidated Financial Statements for the year ended December 31, 2010, we have a reimbursement obligation to OC under OC’s defined benefit pension plan covering certain of our employees. We also have a postretirement benefit plan that covers substantially all of our domestic employees. Accounting for pensions and other postretirement benefits involves estimating the cost of benefits to be provided well into the future and attributing that cost over the time period each employee works. To accomplish this, we make extensive use of assumptions about discount rates, inflation, mortality, turnover and medical costs.

RESULTS OF OPERATIONS

The following tables illustrate our results of operations in dollars and as a percentage of net sales for the years ended December 31, 2010, 2009 and 2008 (dollars in thousands):

	Year Ended December 31,
	2010	2009	2008
Net Sales
AGY US	$158,501	$141,058	$236,487
AGY Asia	28,159	12,983	—

	186,660	154,041	236,487
Intersegment sales	(2,986)	(189)	—

Total Net sales	183,674	153,852	236,487
Cost of goods sold	(168,932)	(156,512)	(190,154)

Gross profit (loss)	14,742	(2,660)	46,333
Selling, general and administrative expenses	(15,823)	(15,963)	(20,237)
Restructuring charges ring charges	(2,658)	(789)	—
Amortization of intangible assets	(1,003)	(1,003)	(1,858)
Goodwill impairment charge	—	84,992	—
Other operating income (expense), net	6,415	(791)	208

Income (loss) from the operations	1,673	(106,198)	24,446
Gain on bargain purchase	—	20,376	—
Other non-operating income, net	186	1,466	79
Interest expense	(22,782)	(22,235)	(23,086)

(Loss) income before income taxes	(20,923)	(106,591)	1,439
Income tax benefit (expense)	6,346	13,079	(1,269)

Net (loss) income	(14,577)	(93,512)	170
Less: Net (income) loss attributable to noncontrolling interest	(1,545)	1,119	—

Net (loss) income attributable to AGY Holding Corp.	$(16,122)	$(92,393)	$170

Net Sales
AGY US	86.3%	91.7%	100.0%
AGY Asia	15.3	8.4	—

	101.6	100.1	100.0
Intersegment sales	(1.6)	(0.1)	—

Total Net sales	100.0	100.0	100.0
Cost of goods sold	(92.0)	(101.7)	(80.4)

Gross profit	8.0	(1.7)	19.6
Selling, general and administrative expenses	(8.6)	(10.4)	(8.6)
Restructuring charges	(1.4)	(0.5)	—
Amortization of intangible assets	(0.6)	(0.7)	(0.8)
Goodwill impairment charge	—	(55.2)	—
Other operating income (expense), net	3.5	(0.5)	0.1

Income (loss) from the operations	0.9	(69.0)	10.3
Gain on bargain purchase	—	13.2	—
Other non-operating income, net	0.1	1.0	0.1
Interest expense	(12.4)	(14.5)	(9.8)

(Loss) income before income taxes	(11.4)	(69.3)	0.6
Income tax benefit	3.4	8.5	(0.5)

Net (loss) income	(8.0)	(60.8)	0.1
Less: Net (income) loss attributable to noncontrolling interest	(0.8)	0.7	—

Net (loss) income attributable to AGY Holding Corp.	(8.8)	(60.1)	0.1

As further discussed below, we use EBITDA and Adjusted EBITDA, which are non-GAAP financial measures, to measure our financial performance.

EBITDA and Adjusted EBITDA (which are defined below) are reconciled from net income (loss) determined under GAAP as follows (dollars in thousands):

	Year Ended December 31,
	2010	2009	2008
Statement of operations data:
Net (loss) income	$(14,577)	$(93,512)	$170
Interest expense	22,782	22,235	23,086
Income tax (benefit) expense	(6,346)	(13,079)	1,269
Depreciation and amortization	19,649	13,611	12,702

EBITDA	$21,508	$(70,745)	$37,227

	Year Ended December 31,
	2010	2009	2008
EBITDA	$21,508	$(70,745)	$37,227
Adjustments to EBITDA:
Alloy depletion charge, net (a)	8,103	6,733	12,373
Non-cash compensation charges (b)	43	415	1,627
Acquisition- related costs expensed in accordance with ASC 805 (c)	—	2,544	—
Gain on early extinguishment of debt (d)	—	(1,138)	—
Restructuring charges (e)	2,658	789	—
Cost associated with the exit of the Anderson facility (f)	—	—	640
Management fees (g)	750	750	750
Goodwill impairment charge (h)	—	84,992	—
Gain on bargain purchase (i)	—	(20,376)	—
Gain from contract termination (j)	(6,276)	—	—
Loss (gain) on disposition of assets and others (k)	258	(1,191)	(816)

Adjusted EBITDA	27,044	2,773	51,801
Less: Adjusted EBITDA attributable to the noncontrolling interest	(2,171)	(317)	—

Adjusted EBITDA attributable to AGY Holding Corp	$24,873	$2,456	$51,801

	Year Ended December 31,
	2010	2009	2008
Adjusted EBITDA attributable to AGY Holding Corp. segment breakdown
AGY US and Corporate	19,808	1,716	51,801
AGY Asia	5,065	740	—

	$24,873	$2,456	$51,801

(a)	We purchase or lease alloy metals that are used in our manufacturing process. During the manufacturing process a small portion of the alloy metal is physically consumed. When the metal is actually consumed we recognize a non-cash charge. This expense is recorded net of the amount of metal that can be recovered after some specific treatment and net of charges associated which such recovery treatment.
(b)	Reflects the non-cash compensation expenses related to awards under Holdings’ 2006 Stock Option Plan and Holdings’ Restricted Stock granted to certain members of management.
(c)	Reflects the elimination of the transactional costs associated with AGY Asia business combination that was consummated on June 10, 2009. Costs incurred and deferred at December 31, 2008 of $1,098 were expensed in 2009 as a result of adopting the provisions of ASC 805; the remainder of $1,627 constitutes incremental acquisition-related costs incurred and expensed in 2009.

(d)	Reflects the elimination of the net gain on early extinguishment of debt associated with the $3,000 (face value) 11% senior second lien notes due 2014 (the “Notes”) repurchase made by the Company in February 2009.
(e)	Reflects the elimination of the restructuring charges associated with reductions in our salaried workforce in 2009 and primarily to the relocation of some manufacturing equipment in 2010 to reduce our cost structure, streamline processes and optimize the AGY US manufacturing footprint.
(f)	Reflects the elimination of the costs associated with the termination of the Anderson land and building lease and manufacturing services agreements that continued to be incurred from the date of the premature failure of the Anderson furnace to June 30, 2008 without economic benefit for the Company.
(g)	Reflects the elimination of the annual management fee payable to our Sponsor, Kohlberg & Company, LLC, pursuant to the management agreement entered into in connection with the Acquisition.
(h)	Reflects the elimination of the charges associated with the impairment of the goodwill related to the AGY US segment, which was recognized in 2009.
(i)	Reflects the elimination of the gain on bargain purchase associated with AGY Asia business combination.
(j)	Reflects the elimination of the gain from contract termination associated with the termination for breaches of covenants of a supply agreement entered into by AGY Asia in 2009 at the time of the acquisition.
(k)	Reflects primarily the elimination of the gain (loss) recorded versus historical book value on the sale or exchange of some non-operating assets.

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

Year ended December 31, 2010 compared to year ended December 31, 2009

Net sales. Net sales increased $29.8 million, or 19.3%, to $183.7 million for the year ended December 31, 2010, compared to $153.9 million during the comparable period of 2009. AGY Asia, which was acquired in June 2009, contributed $12.4 million of additional revenue (after accounting for the elimination of $2.8 million of increased intercompany sales) of which approximately $3.6 million is due to the stronger Asian electronics demand and favorable pricing in 2010. The remaining $17.4 million, or 12.4%, net increase in sales generated by AGY US for the year ended December 31, 2010, compared to the same period of 2009 was primarily due to $22.9 million of higher sales volumes, while an unfavorable product mix and competitive pricing pressures accounted for a decrease in sales of $5.5 million. We experienced increased demand in all the markets that we serve except defense. These increases resulted primarily from the return to more normal historical inventory levels for several of our customers. Market and global economic conditions stabilized and steadily improved over the bottom experienced during the second quarter of 2009. Aerospace sales increased by $8.6 million compared to the year ended December 31, 2009 and returned to 2008 average demand levels, reflecting increases in both aircraft retrofit and new build activity and some inventory restocking in the supply chain in early 2010. The electronics, industrial and construction market revenues of the U.S operating segment increased approximately $0.8 million, $14.3 million and $3.5 million, respectively, compared to the same period in 2009. Defense revenue decreased $9.8 million during the year ended December 31, 2010, compared to the same period of 2009 as the result of the conclusion of the Mine Resistant Ambush Protected (“MRAP”) program during the first quarter of 2009 and competitive pricing pressures.

Gross profit/ loss. We reported a consolidated gross profit of $14.7 million, or 8% of net sales for the year ended December 31, 2010, compared to a negative gross margin of $2.7 million for the year ended December 31, 2009. While AGY Asia contributed $4.6 million of the improvement, our AGY US segment drove the remaining increase in profitability of $12.8 million for the year ended December 31, 2010. The profitability of our AGY US segment benefited from $9.1 million of margin on increased sales but was negatively impacted $4.0 million from competitive pricing pressure in certain markets. Additionally, the AGY US segment results were positively impacted in 2010 by improved manufacturing efficiencies, cost reduction initiatives and higher absorption of overhead costs, partially offset by $4.1 million of accelerated depreciation related to the optimization of our U.S. manufacturing footprint. In 2009, the AGY US segment results were negatively impacted by expenses associated with management’s decision to curtail production capacity and lower inventory levels in order to improve liquidity.

Selling, general and administrative expenses. Selling, general and administrative costs decreased $0.2 million from $16.0 million for the year ended December 31, 2009 to $15.8 million for the year ended December 31, 2010. The $1.0 million of incremental expenses associated with the AGY Asia acquisition in 2010 compared to 2009 were offset by $1.2 million of lower expenses for our AGY US operating segment including a reduction in salaried workforce during 2009 and lower stock compensation charges during 2010. Selling, general and administrative costs decreased from 10.4% of net sales for the year ended December 31, 2009 to 8.6% of net sales for the year ended December 31, 2010.

Restructuring charges. In conjunction with additional actions taken in 2010 to further optimize the AGY US manufacturing footprint and improve profitability, we recorded $2.7 million in restructuring charges in the year ended December 31, 2010 that related primarily to the relocation of manufacturing equipment. For the year ended December 31, 2009, we recorded $0.8 million in restructuring charges in the AGY US segment, primarily related to severance and outplacement costs for headcount reductions in connection with our structural cost-reduction initiatives. See further disclosures in Note 8 to the accompanying Consolidated Financial Statements for the year ended December 31, 2010.

Other operating income. During the year ended December 31, 2010, other operating income of $6.4 million consisted primarily of a $6.3 million gain from the termination by AGY Asia, for breaches of covenants, of a supply agreement entered into in 2009 at the time of the acquisition. During the year ended December 31, 2009, other operating expense of $0.8 million was primarily due to $2.6 million of AGY Asia acquisition-related costs, including $1.1 million of costs incurred and deferred at December 31, 2008 that were subsequently expensed on January 1, 2009 as a result of adopting ASC 805. These costs were partially offset by a $1.2 million gain recognized on the sale of alloy metals in 2009.

Goodwill impairment charge. During 2009, the Company concluded that all goodwill was fully impaired and recognized non-cash, pre-tax goodwill impairment charges of $85.0 million, classified in “loss from operations”. See further disclosures in Note 7 to the Consolidated Financial Statements for the year ended December 31, 2009 in our Annual Report on Form 10-K for the year ended December 31, 2009 (our “2009 Form 10-K”).

Gain on bargain purchase. Management concluded, with the assistance of an independent third-party valuation specialist, that the fair value of the acquired assets exceeded the liabilities assumed associated with the AGY Asia acquisition, and that a bargain purchase of approximately $20.4 million resulted at the June 10, 2009 acquisition date. See further disclosures in Note 3 to the accompanying Consolidated Financial Statements for the year ended December 31, 2010.

Other non-operating income. During the year ended December 31, 2010, other non-operating income of $0.15 million was not significant. During the year ended December 31, 2009, other non-operating income of $1.5 million consisted primarily of the net $1.1 million gain on the early extinguishment of debt associated with the purchase of $3 million (face value) of our Notes.

Interest expense. Interest expense increased $0.6 million from $22.2 million for the year ended December 31, 2009 to $22.8 million for the year ended December 31, 2010. The increase was primarily due to incremental interest expense associated with the AGY Asia acquisition.

Income tax benefit (expense). Income tax benefit decreased $6.8 million from $13.1 million tax benefit for the year ended December 31, 2009 to a $6.3 million tax benefit for the year ended December 31, 2010. During the year ended December 31, 2010, our effective tax rate was a benefit of 30.3%. This rate varied from the statutory rate of 34% due primarily to establishment of valuation allowance during 2010 for domestic deferred tax assets, which are not more-likely-than-not to be realized. Other notable effects were the change in foreign valuation allowance, losses on domestic and foreign subsidiaries with no tax benefit, and foreign rate differential, which benefits were partially offset by state taxes. Generally, the Company can recognize deferred tax assets for the losses incurred until such time that the aggregate deferred tax assets exceed aggregate deferred tax liabilities that do not relate to assets with an indefinite useful life. During the year ended December 31, 2009, our effective tax rate was a benefit of 12.3%. This rate varied from the statutory rate of 34% due primarily to the goodwill impairment charge not deductible for tax, a nontaxable gain in connection with the bargain purchase related to the AGY Asia acquisition, and transactional costs associated with the AGY Asia acquisition that were expensed during 2009 but not deductible for tax, which benefits were partially offset by state taxes.

Net income (loss). As a result of the aforementioned factors including primarily restructuring and accelerated depreciation charges for the AGY US segment and a gain on contract termination related to AGY Asia in 2010 and significant non-recurring non cash net charges (goodwill impairment charge; gain on bargain purchase) in 2009, we reported a net loss attributable to AGY of $16.1 million for the year ended December 31, 2010, compared to a net loss of $92.4 million for the year ended December 31, 2009. The net loss attributable to the 30% noncontrolling interest in AGY Asia from the acquisition date in June 2009 to December 31, 2009 was $1.1 million compared to net income of $1.5 million for the year ended December 31, 2010.

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

LIQUIDITY AND CAPITAL RESOURCES

AGY Holding Corp. and its Domestic Subsidiaries’ Liquidity

In 2010 our principal sources of domestic liquidity were borrowings under our financing arrangements, proceeds from monetization of our excess alloy metals and our cash on hand. Our domestic need for liquidity will arise primarily from interest payments on the outstanding $172.0 million principal amount of our Notes, interest and principal payments on our senior secured revolving credit facility (“Credit Facility”), the funding of capital expenditures, alloy metals, strategic initiatives, normal recurring operating expenses and working capital requirements and the financing of the consideration to be paid pursuant to the put/call agreement for our 30% noncontrolling interest in AGY Asia not owed by us.

As of December 31, 2010, we had total liquidity of $17.7 million, consisting of $0.6 million in unrestricted cash and approximately $17.1 million of borrowing availability under the Credit Facility.

On March 8, 2011, we consummated an amendment to our revolving credit facility (“Amended Credit Facility”), which provides for an expanded facility of $50 million compared to the previous commitment of $40 million. The facility matures on the earlier of March 8, 2015 or August 15, 2014 if our Notes are not refinanced prior to that date. As of the closing date, the Company had issued letters of credit totaling $2.4 million and had cash borrowings of $24.8 million outstanding under the Amended Credit Facility and had total undrawn availability of $21.1 million.

There are no mandatory payments of principal on the Amended Credit Facility and on the Notes scheduled prior to their earliest maturity in August 2014 and November 2014, respectively.

AGY Asia’s Liquidity

Since acquisition, AGY Asia’s sources of liquidity have been borrowings under approximately $53.5 million of non-recourse financing arrangements with the Bank of Shanghai (“AGY Asia Credit Facility”), which consists of a $12.0 million one-year working capital loan that matures in June 2011 and a $41.5 million five-year term loan that matures in June 2014. AGY Asia’s need for liquidity will arise primarily from interest and principal payments on the AGY Asia Credit Facility and the funding of capital expenditures, alloy metals, strategic initiatives, normal recurring operating expenses and working capital requirements. There are semi-annual mandatory payments of principal on the term loan borrowings, the amounts of which depend on the borrowings outstanding. At December 31, 2010, the mandatory payments of principal were approximately $8.3 million in 2011, $10.2 million in 2012, $10.7 million in 2013 and $4.2 million in 2014, respectively.

At December 31, 2010, AGY Asia had total liquidity of $7.6 million, consisting of $2.6 million of unrestricted cash and approximately $5.0 million of borrowing availability under the AGY Asia Credit Facility.

Summary

Based upon our current and anticipated levels of operations, we believe, but cannot guarantee, that our cash flows from operations together with availability under our credit facilities for the US and the Asia segments, will be adequate to meet our liquidity needs for the next twelve months and the foreseeable future. However, this forward-looking statement is subject to risks and uncertainties. See “Forward-Looking Statements” and “Item 1A. Risk Factors.”

Working Capital

We define working capital as total current assets, excluding unrestricted cash, less total current liabilities, including short-term borrowings and current portion of long-term debt. Working capital was $15.0 million and $15.3 million on December 31, 2010 and December 31, 2009, respectively. The $0.3 million decrease relates primarily to a $2.8 million decrease in the working capital of AGY Asia due to increases in short-term borrowings and current maturities partly reduced by a decrease in accrued liabilities stemming primarily from the termination of a supply agreement for breaches of covenants by the counterparty. This decrease was partially offset by a $2.4 million increase in the working capital of the AGY US operating unit, driven primarily by a $2.7 million decrease in accrued liabilities from the settlement and payment of previously disputed property tax liabilities.

Contractual Obligations

In the ordinary course of business, the Company enters into contractual obligations to make cash payments to third parties. The Company’s known contractual obligations as of December 31, 2010 were as follows (in thousands):

	Payment due by period
	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Short-term and long-term debt obligations	$233,205	$36,182	$20,871	$176,152	$—
Operating lease obligations (1)	4,901	1,114	2,132	1,655	—
Unconditional purchase obligations (2)	1,052	1,052	—	—	—
Alloy lease obligations (3)	2,290	2,290	—	—	—
Interest on short-term and long-term debt obligations (4)	78,037	21,419	39,979	16,639	—
Letters of credit	2,401	2,401	—	—	—

Total	$321,885	$64,458	$62,981	$194,446	$—

(1)	Includes those leases, which have non-cancellable terms in excess of one year.
(2)	Purchase obligations are commitments to suppliers to purchase goods or services, and include take-or-pay arrangements, capital expenditures, and contractual commitments to purchase equipment. We did not include ordinary course of business purchase orders in this amount as the majority of such purchase orders may be canceled and are reflected in historical operating cash flow trends. We do not believe such purchase orders will adversely affect our liquidity position.
(3)	Includes future minimum rentals of leased alloy metals.
(4)	Interest on variable rate debt is calculated using the weighted-average interest rate in effect as of December 31, 2010 for all future periods.

The table also does not include future estimated benefits payments for pension and other post-retirement benefit obligations and the put obligation related to the noncontrolling interest in AGY Asia, which are included in Notes 13 and 20, respectively, to the 2010 Consolidated Financial Statements.

Year ended December 31, 2010 compared to year ended December 31, 2009

Cash flows from operating activities

Cash used by operating activities was $4.1 million for the year ended December 31, 2010, compared to cash used by operating activities of $11.1 million for the year ended December 31, 2009. The $7.0 million decrease in cash used by operating activities during the year ended December 31, 2010 as compared to the prior year is attributed to a $23.5 million reduction in net loss (as adjusted for non-cash items) during the comparable periods. This loss reduction was offset in part by a global $16.5 million decrease of operating cash provided by working capital, primarily from a $14.3 million reduction in cash provided by inventory reductions and a $3.6 million increase in cash used by the change in accounts payable.

Cash flows from investing activities

Cash provided by investing activities was $4.3 million for the year ended December 31, 2010, compared to cash used in investing activities of $2.5 million for the year ended December 31, 2009. The $6.8 million increase was primarily due to (i) $9.8 million of capital expenditures for the year ended December 31, 2010 compared to $13.3 million for 2009, (ii) the sale of $14.1 million of alloy metals for the year ended December 31, 2010 compared to $15.9 million for the year ended December 31, 2009, (iii) a nonrecurring $13.1 million decrease in restricted cash in 2009 associated with the refinancing of AGY Asia in July 2009, and (iv) the $18.2 million payment for the majority interest of AGY Asia, net of cash acquired, in June 2009.

Cash flows from financing activities

Cash used in financing activities was $0.4 million for the year ended December 31, 2010, compared to $12.3 million provided for the year ended December 31, 2009. The $12.7 million decrease was attributable to the AGY Asia investment in 2009 consisting of a $20.0 million equity infusion by Kohlberg & Company, LLC to fund the acquisition, partly offset by a $12.3 million shareholder loan repayment, which were not recurring in 2010, as well as a $4.2 million decrease in US revolver borrowings and a $2.6 million decrease in AGY Asia bank loans. These were partly offset by the $1.8 million cash outflow for the repurchase of $3.0 million of Notes (face value) in the year ended December 31, 2009 that was not recurring in the comparable period of 2010.

Year ended December 31, 2009 compared to year ended December 31, 2008

Cash flows from operating activities

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

Cash flows from investing activities

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

Cash flows from financing activities

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

Indebtedness

AGY US

On March 8, 2011, the Company entered into an amended senior secured loan and security agreement facility Credit Facility that provides for an expanded credit facility of up to $50.0 million (“the Amended Credit Facility”). The Amended Credit Facility matures on the earlier of March 8, 2015 or 90 days prior to the maturity date of the Notes and includes a $20.0 million sub-limit for the issuance of letters of credit and a $5.0 million sub-limit for swing line loans. The borrowing base for the Amended Credit Facility is equal to the sum of: (i) an advance rate against eligible accounts receivable of up to 85%, plus (ii) the lesser of (A) 65% of the book value of eligible inventory (valued at the lower of cost or market) and (B) 85% of the net orderly liquidation value for eligible inventory, plus (iii) up to $40.0 million of eligible alloy inventory, minus (iv) 100% of mark-to-market risk on certain interest hedging arrangements, minus (v) a reserve of $7.5 million, and minus (vi) other reserves as the lender may determine in its permitted discretion.

The interest rate for borrowings is LIBOR plus 3.0% or Base Rate plus 2.0% through June 1, 2011 and then may be adjusted downward to LIBOR plus 2.5% or Base Rate plus 1.5%, depending on our fixed charge coverage ratio. In addition, there are customary commitment and letter of credit fees under the Amended Credit Facility.

All obligations under the Amended Credit Facility are guaranteed by Holdings. The Company’s obligations under the Amended Credit Facility are secured, subject to permitted liens and other agreed upon exceptions, by a first-priority security interest in substantially all of the Company’s assets.

Proceeds from the revolving loan were used to repay all amounts, and terminate all commitments outstanding under our previous $40 million Credit Facility and to pay fees and expenses in connection with the refinancing. The Amended Credit Facility contains customary representations and warranties and customary affirmative and negative covenants, including, among other things, restrictions on indebtedness, liens, investments, mergers and consolidations, dividends and other payments in respect to capital stock, transactions with affiliates, and optional payments and modifications of subordinated and other debt instruments. In addition, the agreement contains a “springing financial maintenance covenant,” which would not be effective until a default or an event of default occurs, or unless the availability under the facility were to fall below the greater of $6.25 million and 12.5% of the Borrowing Base (as defined) as of the last day of any fiscal month. The Company does not currently anticipate that the springing financial maintenance covenant will become effective.

The agreement governing the Amended Credit Facility permits the lenders to accelerate payment of the outstanding principal and accrued and unpaid interest and/or to terminate their commitment to lend any additional amounts upon certain events of default, including but not limited to failure to pay principal or interest or other amounts when due, breach of certain covenants or representations including breach of the springing covenant, cross-defaults to certain other agreements and indebtedness in excess of specified amounts, a change of control, or default under our obligation of the AGY Asia option exercise.

As of the closing date of March 8, 2011, the Company had issued letters of credit totaling $2.4 million and had cash borrowings of $24.8 million leaving total undrawn availability of $21.1 million.

At December 31, 2010, under our previous $40 million Credit Facility, the Company had issued $2.4 million of standby letters of credit and had cash borrowings of $18.0 million leaving total undrawn availability after giving effect to the borrowing base of $17.1 million.

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

As of December 31, 2010, the estimated fair value of the Notes was $155.5 million compared to a recorded book value of $172 million.

AGY Asia

The bank debt of $39.0 million assumed in the acquisition of AGY Asia was refinanced as discussed below. On July 10, 2009, AGY Asia entered into a financing arrangement with the Bank of Shanghai (“AGY Asia Credit Facility”). On June 8, 2010, a portion of the USD loan commitment was exchanged for RMB commitment. The arrangement now consists of a five-year term loan in the aggregate amount of approximately $41.6 million (consisting of a loan denominated in local currency of RMB 222.2 million, or approximately $33.6 million converted at an exchange rate of RMB 6.62 to 1 US dollar, and a US-dollar-denominated loan of $8 million), a one-year working capital loan in the aggregate amount of approximately $12 million (consisting of a local currency loan of RMB 59.5 million, or approximately $9 million converted at an exchange rate of RMB 6.62 to 1 US dollar -the prevailing exchange rate as of December 31, 2010-, and a US-dollar-denominated loan of $3 million), and a one-year letter of credit facility in the amount of $2 million. As discussed above, proceeds from the loans were used principally to repay the $37.6 million outstanding at the time of the refinancing under AGY Asia’s prior credit agreements.

The term loan is secured by AGY Asia’s building, alloy metals and equipment and bears interest annually at the rate of either the five-year lending rate as published by the People’s Bank of China, plus a margin, or six-month LIBOR plus 3.0%. Term loan borrowings may be made in both local currency and US dollars, up to certain limits. At December 31, 2010 and 2009, AGY Asia had approximately $33.4 million and $35.6 million borrowings outstanding under the term loan, respectively, consisting of a local currency loan of RMB 183.5 million and RMB 195 million, respectively, or approximately $27.7 million and $28.7 million, respectively, converted at the period-end exchange rate, and a US-dollar-denominated loan of $5.7 million and $7 million, respectively. The weighted average interest rate for cash borrowings outstanding as of December 31, 2010, was 6.0%.

The working capital loan facility is secured by existing and future equipment and assets acquired by AGY Shanghai and bears interest annually at the rate of either the one-year lending rate as published by the People’s Bank of China, or three-month LIBOR plus 3.0%. Working capital loan borrowings may be made in both local currency and US Dollars, up to certain limits.

At December 31, 2010 and 2009, the Company had approximately $9.9 million and $5.7 million borrowings, respectively, outstanding under the working capital loan consisting of a local currency loan of RMB 52.3 million and RMB 25 million, respectively, or approximately $7.9 million and $3.7 million, respectively, converted at the period-end exchange rate, and a US-dollar-denominated loan of $2 million at the end of each period. The weighted average interest rate for cash borrowings outstanding as of December 31, 2010, was 5.5%.

The letter of credit facility is a one-year facility for the issuance of documentary letters of credit up to a maximum term of 120 days. A 15% deposit is required upon issuance with the balance due upon settlement of the underlying obligation.

The loan agreements contain customary representations and warranties and customary affirmative and negative covenants, including, among other things, interest coverage, restrictions on indebtedness, liens, investments, mergers and consolidations, dividends and other payments in respect to capital stock, and transactions with affiliates. The loan agreements also include customary events of default, including a default upon a change of control. AGY Shanghai was in compliance with all such covenants at December 31, 2010 and 2009.

All amounts borrowed under the AGY Asia Credit Facility are non-recourse to AGY Holding Corp. or any other domestic subsidiary of AGY Holding Corp.

Other Balance Sheet Items

Net Property, Plant and Equipment and Alloy Metals. Net property, plant and equipment and alloy metals decreased $28.8 million from December 31, 2009 to December 31, 2010, primarily due to $26.7 million of depreciation and alloy metals depletion expenses and the sale of $14.5 million of excess alloy metals at book value for proceeds of $14.1 million. We made $9.1 million of capital expenditures, including accrued construction in progress, and AGY Asia acquired $0.7 million of alloy metals and had $2.6 million of currency translation and other adjustments.

Off-Balance Sheet Resources and Obligations

Alloy Metal Leases

We lease under short term operating leases (generally with lease terms from six to twelve months) a significant portion of the alloy metals needed to support our manufacturing operations. For each of the years ended December 31, 2010 and 2009, total lease costs of alloy metals were approximately $3.6 million, and were classified as a component of cost of goods sold. Our lease expense is dependent on several factors, including the amount of alloy leased, market spot rates for the alloy and associated lease rates. Market spot rates are subject to daily fluctuation and this fluctuation could result in material changes to our alloy lease expense.

In 2010 and 2009, we leased alloy metals under the following agreements:

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

Deutsche Bank New Master Lease Agreement

In October 2008, we entered into a new master lease agreement (“the Master Agreement”) with DB Energy Trading LLC (“DB”) for the purpose of leasing precious metals necessary for the operations of our CFM business. The Master Lease Agreement described the lease terms and conditions enabling us to lease up to 19,057 ounces of platinum and 3,308 ounces of rhodium. The Master Lease Agreement had a three-year term and allowed us to enter into leases of alloy metals with terms of one to twelve months. Lease costs were determined by the quantity of metal leased, multiplied by a benchmark value of the applicable precious metal and a margin above the lease rate index based on DB’s daily precious metal rates. The Master Lease Agreement contained customary events of default, including, without limitation, nonpayment of lease payments, inaccuracy of representations and warranties in any material respect and certain cross-default provisions.

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

At December 31, 2010, we leased approximately 39,100 ounces of platinum and 2,200 ounces of rhodium under the New Master Lease Agreement, with a total notional value of approximately $68.3 million. All of the leases outstanding at December 31, 2010 had initial terms of six to twelve months, maturing no later than December 12, 2011 with future minimum rentals of approximately $2.3 million until maturity in 2011.

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

In addition to the alloy metal leases discussed above, we also lease manufacturing and other equipment and property under operating leases. Total rent expense for the year ended December 31, 2010 and 2009 was approximately $1.6 million and $2.0 million, respectively.

The following summarizes the future minimum lease payments for each of the next five years and the total thereafter (in millions):

Years Ending December 31,
2011	$1.1
2012	1.1
2013	1.1
2014	1.0
2015	0.6

$4.9

The Company is obligated to make purchases of marbles of approximately $1.1 million from foreign suppliers in 2011.

RECENTLY ISSUED ACCOUNTING STANDARDS

In October 2009, the FASB issued new authoritative guidance regarding Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements — a Consensus of the FASB Emerging Issues Task Force, which amends ASC 605. This update establishes a selling price hierarchy, whereby vendor-specific objective evidence (“VSOE”), if available, should be utilized. If VSOE is not available, then third party evidence should be utilized; if third party evidence is not available, then an entity should use the estimated selling price for the good or service. This update eliminates the residual method and requires allocation at the inception of the contractual arrangement and additional disclosures surrounding multiple-deliverable revenue arrangements. This update is effective for the Company beginning January 1, 2011 and can be applied prospectively or retrospectively. The Company adopted the new guidance prospectively on January 1, 2011 and does not expect the adoption of this update will have a material impact on the Company’s results of operations, cash flows, or financial position.

QUARTERLY FINANCIAL DATA (Unaudited)

Quarterly financial data for the years ended December 31, 2010 and 2009 were (in thousands):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2010
Net sales	$45,573	$49,308	$45,565	$43,228
Gross profit	4,608	2,584	2,940	4,610
Net (loss) income	(5,065)	(5,868)	(6,709)	3,065
Net income (loss) attributable to AGY Holding Corp.	$(4,780)	$(5,728)	$(6,728)	$1,114
2009
Net sales	$39,614	$32,826	$41,738	$39,674
Gross profit (loss)	6,995	(7,695)	(2,135)	175
Net loss	(2,677)	(32,692)	(7,747)	(50,396)
Net loss attributable to AGY Holding Corp.	$(2,677)	$(32,495)	$(7,518)	$(49,703)

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk

We are subject to interest rate risk in connection with our short- and long-term debt. Our principal interest rate exposures relate to the AGY US $50 million senior secured revolving credit facility and our AGY Asia credit facility. Assuming the AGY US revolver is fully drawn, each 100 basis point change in interest rates would result in approximately a $0.5 million change in annual interest expense on our revolving credit facility. Assuming the AGY Asia credit facility is fully drawn, each 100 basis point change in interest rates would result in approximately a $0.5 million change in annual interest expense for AGY Asia.

Natural gas commodity risk and platinum/rhodium risk

Due to the nature of our manufacturing operations, we are exposed to risks due to changes in natural gas commodity prices. We may utilize derivative financial instruments in order to reduce the variability of the cash flows associated with our forecasted purchases of natural gas. In addition, because we use bushings made with a platinum-rhodium alloy as part of our manufacturing process and lease a significant portion of the bushings, we are exposed to risks due to changes in the prices of platinum and rhodium.

At December 31, 2010, we had existing contracts for physical delivery of natural gas at our Aiken, SC and Huntingdon, PA facilities that fix the commodity cost of natural gas for approximately 73 percent of our 2011 requirements for the estimated natural gas purchases of the AGY US operating segment. We also entered into fixed-price electricity contracts for our Huntingdon, PA facility to cover approximately 95% of our 2011 requirements. Although these contracts are considered derivative instruments, they meet the normal purchases exclusion contained in ASC 815, and are therefore exempted from the related accounting requirements.

Foreign exchange risk

We are subject to inherent risks attributed to operating in a global economy. For AGY US, all of the debt and most of our costs are denominated in U.S. dollars. Approximately 4% percent of our sales are denominated in currencies other than the U.S. dollar. Although our level of foreign currency exposure is limited, we may utilize derivative financial instruments to manage foreign currency exchange rate risks.

Approximately 20% of the debt of our subsidiary, AGY Asia, is denominated in U.S. dollars, with the balance denominated in Chinese RMB. In addition, approximately 87% of the sales of AGY Asia are denominated in U.S. dollars, while approximately 76% of its costs are denominated in Chinese RMB.

At December 31, 2010, we had no foreign currency hedging agreements in effect.

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

The information required by Item 8 is contained on pages F-1 to F-43 of this Annual Report on Form 10-K under “Consolidated Financial Statements”. The Reports of Independent Registered Public Accounting Firm are contained on page F-2 and page F-3 of this Annual Report on Form 10-K under the captions “Report of Independent Registered Public Accounting Firm”.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

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

As of December 31, 2010, the Company’s management conducted an assessment of the effectiveness of the internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934 (the “Exchange Act”) based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that the Company’s internal control over financial reporting (as so defined under the Exchange Act) was effective as of December 31, 2010. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

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

The following table sets forth information with respect to our executive officers and directors:

Name	Age	Position
Douglas J. Mattscheck	55	Chief Executive Officer, President and Director
C. Steven Smoot	58	Chief Financial Officer (since June 1, 2010)
Jeffrey J. Davis	48	President and Chief Operating Officer (until May 28, 2010)
Catherine A. Cuisson	45	Vice President, Finance and Corporate Controller
Dennie Rexroad	51	Vice President of Operations
Drew Walker	46	Vice President of Sales and Marketing
Christopher Lacovara	46	Director and Chairman of the Board of Directors
Samuel P. Frieder	46	Director
Seth H. Hollander	34	Director

The following biographies describe the business experience of our executive officers and directors:

Douglas J. Mattscheck, Chief Executive Officer, President and Director. Mr. Mattscheck has served as our Chief Executive Officer and as a director since April 2004. He was also appointed President in May 2010 upon the resignation of our former President and Chief Operating Officer. Prior to joining AGY, he served for seven years as President of St. Gobain Technical Fabrics. From 1989 to 1996, Mr. Mattscheck served as Senior Vice President of Surface Protection Industries, a high-end architectural paint and coatings business. From 1987 to 1989, Mr. Mattscheck managed an architectural products business for H.B. Fuller Company, a manufacturer of specialty chemicals. From 1982 to 1987, he held several positions for Schlegel Corp., including managing a construction products manufacturing business. Mr. Mattscheck holds a Bachelor of Science degree in Mechanical Engineering from Villanova University and a Masters of Business Administration from the University of Rochester. As a result of these and other professional experiences, Mr. Mattscheck possesses particular knowledge and experience in the glass fiber industry, in developing globally specialty businesses, and technical knowledge that strengthen the Board’s collective qualifications, skills and experience.

C. Steven Smoot, Chief Financial Officer. Mr. Smoot has served as our Chief Financial Officer since June 2010. Prior to joining AGY, Mr. Smoot served as Executive Vice President and Chief Financial Officer of Family Health International, a global non-profit research and public health services organization from 2005 to 2009. From 2001 to 2004, Mr. Smoot served in various financial positions at Reichhold Chemicals, Incorporated, a global resins manufacturing company and subsidiary of DaiNippon Ink and Chemical, including as its Senior Vice President, Chief Financial Officer and Chief Information Officer. Previously Mr. Smoot held numerous financial positions within Owens Corning Composites, Building Materials and International Operations. Mr. Smoot holds a Masters of Business Administration from the University of Tennessee and a Bachelors of Science degree in Business Administration from Wake Forest University.

Jeffrey J. Davis, President and Chief Operating Officer. Mr. Davis served as our Chief Operating Officer and President from September 2007 and October 2008, respectively until his resignation in May 2010. Mr. Davis joined AGY after a 21-year career at the General Electric Company, where most recently he was General Manager of the GE Sealants and Adhesives business unit. Mr. Davis’ prior experiences at GE span a variety of functional roles and GE businesses, including VP of Global Sales and Marketing at GE Quartz & Advanced Ceramics, Global Crystalline Polymers Business Leader at GE Plastics, Halogen Product General Manager at GE Lighting, Plant Manager at GE Control Products and Senior Audit Manager for GE’s Corporate Audit Staff. Mr. Davis holds a Masters of Business Administration from the University of Florida and a Bachelors of Science in Electrical Engineering from the Florida Institute of Technology.

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

Christopher Lacovara, Director. Mr. Lacovara is the Chairman of the Board of Directors and a member of our compensation committee. He has been a member of our Board of Directors since April 7, 2006. Mr. Lacovara is a Partner of Kohlberg & Company, L.L.C., which he joined in 1988. From 1987 to 1988 he was an associate in the Mergers and Acquisitions Department at Lazard Frères & Co. Prior to that, he was an analyst in the Corporate Finance Department of Goldman, Sachs & Co. He is a member of the board of directors of Bauer Hockey, Centerplate, Inc., Chronos Life Group, Concrete Technologies Worldwide, Inc., Inc. Katy Industries, Inc., KCOF Holdings LLC., Kohlberg Capital Corporation, Niagara Corporation, Pittsburgh Glass Works LLC., SVP Holdings, Ltd. and Trico Products Corporation. In addition, Mr. Lacovara was a member of the board of directors of Schawk, Inc. from January 31, 2005 to February 1, 2007, Stanadyne Corporation from August 2004 to February 14, 2011, and Hoffmaster Group, Inc from October 2007 to February 28, 2011. Mr. Lacovara received an A.B. from Harvard College, a B.E.E.S. from Hofstra University and an M.S. from Columbia University. As a result of these professional experiences, Mr. Lacovara possesses particular knowledge and experience in corporate finance, corporate governance, strategic planning, business evaluation and oversight and financial analysis that strengthen the Board’s collective qualifications, skills and experience.

Samuel P. Frieder, Director. Mr. Frieder is a director and a member of our audit committee. He has been a member of our board of directors since April 7, 2006. Mr. Frieder is the Managing Partner of Kohlberg & Company, LLC, which he joined in 1989. From 1988 to 1989 he was a Senior Associate in the Capital Funding Group at Security Pacific Business Credit. Prior to that, he was a Senior Real Estate Analyst at Manufacturers Hanover Trust Company. He is a member of the board of directors of Bauer Hockey, BioScrip, Inc., Centerplate, Inc., Central Parking Corporation, Chronos Life Group, Concrete Technologies Worldwide, Inc., The Hoffmaster Group, Inc., Katy Industries, Inc., Kellermeyer Building Services, LLC, Kohlberg Capital Corporation, Niagara Corporation, Nielsen & Bainbridge, Inc., Packaging Dynamics Corporation, Phillips Plastics Corporation, Pittsburgh Glass Works LLC., Stanadyne Corporation, SVP Holdings, Ltd., Thomas Nelson, Inc., and Trico Products Corporation. Mr. Frieder received an A.B. from Harvard College. As a result of these professional experiences, Mr. Frieder possesses particular knowledge and experience in corporate finance, corporate governance, corporate and business development, business evaluation and oversight and financial analysis that strengthen the Board’s collective qualifications, skills and experience.

Seth H. Hollander, Director. Mr. Hollander is a director and a member of our compensation committee and our audit committee. He has been a member of our Board of Directors since April 7, 2006. Mr. Hollander is a Partner of Kohlberg & Company, L.L.C., which he joined in 2001. Prior to joining Kohlberg, Mr. Hollander was Financial Analyst at Bear, Stearns & Co., Inc. in their Leveraged Finance Group. He is a member of the board of directors of Centerplate, Inc., Central Parking Corporation, Concrete Technologies Worldwide, Inc., The Hoffmaster Group, Kellermeyer Building Services, LLC, Nielsen & Bainbridge, Inc., Packaging Dynamics and Stanadyne Corporation, Inc. Mr. Hollander received a B.B.A. from the University of Michigan, Ann Arbor. As a result of these professional experiences, Mr. Hollander possesses particular knowledge and experience in corporate finance, accounting, strategic planning, business evaluation and oversight and financial analysis that strengthen the Board’s collective qualifications, skills and experience.

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

Elements of Compensation

Compensation for officers generally consists of cash compensation, including base salary and, as appropriate, bonus awards, equity participation, and various non-cash perquisites and benefits, though in 2009 and 2010, the committee and the Board did not approve any plan with respect to cash bonus awards or opportunities for management because of the Company’s forecasted financial performance. The committee attempts to offer each officer a mix of fixed compensation, such as base salary, and variable compensation, such as bonus opportunity and equity based compensation, which strikes an appropriate balance between offering each officer a predictable level of baseline compensation and a personal incentive to improve company performance.

Base Salary

We pay each of our officers a base salary, which is intended to give each of them a steady cash flow during the course of the year that is not contingent on short-term variation in our performance. For 2008, the committee sought to set each officer’s base salary at or near the market median. No salary adjustments were made in 2009 for our officers given the financial performance of the Company and because of required cost reductions initiatives. Merit increases were made in 2010 based on achievement of individual performance targets. The committee believes that paying competitive base salaries is required in order to attract and retain qualified officers.

Bonus Opportunity

Payment of annual bonuses to our officers depends entirely on our corporate performance, though in certain instances the committee may modify the payment to reflect personal performance. The committee typically provides each officer with a bonus opportunity each year in an effort to give each officer a personal financial incentive to help us reach annual business goals, however, in 2009 and 2010, no bonus opportunities were provided to the officers because of the Company’s forecasted financial performance.

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

Compensation Committee Report

The Committee has reviewed and discussed the Compensation Discussion and Analysis (CD&A) with management. Based upon the review and discussions, the Committee recommended to the Board of Directors, and the Board approved, that the CD&A be included in the Form 10-K for the year ended December 31, 2010.

Respectfully submitted on March 24, 2011 by the members of the Compensation Committee of the Board of Directors:

Christopher Lacovara

Seth H. Hollander

Summary Compensation Table

The following table sets forth for certain compensation information for our named executive officers:

Name and Principal Position	Year	Salary ($)	Bonus ($) (10)	Stock Awards ($) (1)	Options Awards ($) (2)	Non-Equity Incentive Plan Compensation ($) (3)	All Other Compensation ($) (4)(5)(6)(7)	Total ($)
Douglas Mattscheck Chief Executive Officer and President	2008	$342,537	—	$500,000	$553,333	$344,078	$16,262	$1,756,210
	2009	$345,050	—	—	$276,667	$—	$11,432	$633,149
	2010	$352,814	—	—	$—	$—	$35,548	$388,362
C.Steven Smoot Chief Financial Officer (7)	2010	$131,250	—	—	$—	$—	$4,404	$135,654
Catherine Cuisson Vice President, Corporate Controller (8)	2008	$182,463	—	—	$276,667	$111,794	$14,319	$585,243
	2009	$183,801	$376	—	$138,333	$—	$10,941	$333,451
	2010	$187,936	$10,000	—	$—	$—	$6,137	$204,073
Dennie Rexroad Vice President, Operations	2008	$197,882	—	—	$166,000	$120,055	$7,543	$491,480
	2009	$198,953	$376	—	$83,000	$—	$7,493	$289,822
	2010	$203,430	$—	—	$—	$—	$10,757	$214,187

Name and Principal Position	Year	Salary ($)	Bonus ($) (10)	Stock Awards ($) (1)	Options Awards ($) (2)	Non-Equity Incentive Plan Compensation ($) (3)	All Other Compensation ($) (4)(5)(6)(7)	Total ($)
Drew Walker Vice President, Sales and Marketing	2008	$190,337	—	—	$166,000	$153,545	$10,335	$520,217
	2009	$195,000	$376	—	$83,000	$—	$7,370	$285,746
	2010	$199,387	$—	—	$—	$—	$9,115	$208,502
Jeffrey Davis President and COO (9)	2008	$269,067	—	—	$159,167	$222,836	$8,992	$660,062
	2009	$290,000	$376	—	$79,583	$—	$7,051	$377,010
	2010	$126,410	$—	—	$—	$—	$7,098	$133,508

(1)	The value of the stock awards was calculated using the option price of $10.00 per share, which is the exercise price on options that were granted contemporaneously with the restricted stock.
(2)	In 2008, both performance based and time based options vested for the participants. The value of the options awards was calculated based on the value of the option as of the grant date, multiplied by the number of shares awarded. In 2009 and 2010, only time-based options vested for the participants. The value of the options awards was calculated based on the value of the option as of the grant date, multiplied by the number of shares awarded.
(3)	Non-equity incentive compensation for 2008 was based on the achievement of certain financial performance goals. Additionally, in 2008 participants were also awarded a contribution to the 401(k) based on the achievement of financial performance goals. No non-equity incentive compensation was earned or recognized in 2009 and 2010, as the financial performance goals were not achieved in 2009 and in 2010.
(4)	Other compensation for fiscal year 2008 includes the following: (a) Mr. Mattscheck: $7,750 in 401(k) company match, $6,757 in car allowance, and $1,755 in a company paid supplemental life insurance policy; (b) Ms. Cuisson: $5,243 in 401(k) company match, $8,698 in car allowance, and $378 in taxable life insurance; (c) Mr. Rexroad: $5,936 in 401(k) company match, $984 in a car allowance, and $623 in taxable life insurance; (d) Mr. Walker: $5,710 in 401(k) company match, $4,228 in car allowance, and $397 in taxable life insurance; and (e) Mr. Davis: $5,829 in 401(k) company match, $2,280 in car allowance, and $883 in taxable life insurance.
(5)	Other compensation for fiscal year 2009 includes the following: (a) Mr. Mattscheck: $4,997 in 401(k) company match and $3,210 in taxable life, $3,225 in car allowance and company paid supplemental life insurance policy; (b) Ms. Cuisson: $3,435 in 401(k) company match, $7,125 in car allowance and $382 in taxable life insurance; (c) Mr. Rexroad: $3,718 in 401(k) company match, $2,815 in car allowance and $960 in taxable life insurance; (d) Mr. Walker: $3,644 in 401(k) company match, $3,115 in car allowance and $612 in taxable life insurance; and (e) Mr. Davis: $4,694 in 401(k) company match, $1,403 in car allowance and $954 in taxable life insurance.
(6)	Other compensation for fiscal year 2010 includes the following: (a) Mr. Mattscheck: $8,250 in 401(k) company match, $3,385 in taxable life, $10,483 in car allowance, $1,730 in a company paid supplemental life insurance policy, and $11,700 in country club membership dues reimbursement for the years 2008, 2009 and 2010; (b) Mr. Smoot: $3,200 in car allowance and $1,204 in taxable life insurance; (c) Ms. Cuisson: $5,550 in 401(k) company match and $587 in taxable life insurance; (d) Mr. Rexroad: $6,103 in 401(k) company match, $3,669 in car allowance and $985 in taxable life insurance; (e) Mr. Walker: $5,982 in 401(k) company match, $2,505 in car allowance and $628 in taxable life insurance; and (f) Mr. Davis: $3,792 in 401(k) and $3,306 in estimated car allowance.
(7)	Mr. Smoot’s 2010 compensation information is based on his start date of June 1, 2010.
(8)	Ms. Cuisson served as our Chief Financial Officer from November 1, 1998 to July 30, 2007.
(9)	Mr. Davis’ 2010 compensation information is based on his termination date of May 28, 2010. Other compensation for fiscal year 2010 also includes $3,306, which takes into account the full value of a car allowance provided to Mr. Davis in 2010, as at the time of the filing of this report, the percentage of personal versus professional usage of the vehicle by Mr. Davis was not available. All the vested unexercised options awards were forfeited at Mr. Davis’s termination date.
(10)	Represents in 2009 nominal year-end payments to all salaried employees, other than the Company’s chief executive officer. In 2010 Ms. Cuisson received a special bonus in consideration of her increased responsibilities before the hiring of Mr. Smoot.

Grants of Plan-Based Awards

Mr. Smoot was granted on his hire date in June 2010 options for 70,000 shares of common stock with a fair value of $2.36 for each option. There were no other grants of any plan-based awards to the other named executive officers in the year ended December 31, 2010.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information concerning unexercised options and stock awards for each named executive officer outstanding as of December 31, 2010. All option and stock awards are granted with respect to the common stock of KAGY Holding Company, Inc., our parent company.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Douglas Mattscheck(1)	266,667	133,333	$10.00	April 2016
Catherine Cuisson(1)	133,333	66,667	$10.00	April 2016
Dennie Rexroad(1)	80,000	40,000	$10.00	April 2016
Drew Walker(1)	80,000	40,000	$10.00	April 2016
C.Steven Smoot (2)	—	70,000	$6.55	April 2016

(1)	The unexercised options unexercisable represent performance-based stock options that vest upon a change of control or at the sole discretion of the Board of Directors.
(2)	Includes 35,000 time-based stock options that have a three-year vesting schedule in equal annual installments beginning on the first anniversary of employment, or June 2011, and acceleration in the event of change of control. The remaining represents performance-based stock options that vest upon a change of control or at the sole discretion of the Board of Directors.

Option Exercises and Stock Vested

No options were exercised by the named executive officers in 2010, and no restricted stock awards vested in 2010.

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

Termination Preceding or Following a Change in Control or Sale of Business Transaction. If a named executive officer’s employment is terminated involuntarily or for good cause one hundred and eighty (180) days prior to or twelve months (12) following a change of control or sale of the business, then:

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

In order to receive any of the above-described severance benefits, a named executive officer is required to execute a release of all claims against the Company and must comply with the terms of the applicable agreement or plan pursuant to which such benefits are made available to such named executive officer.

The tables below reflect the amount of compensation payable to each of the named executive officers in the event of termination of such officer’s employment. The amounts shown assume that such termination was effective as of December 31, 2010, and thus includes amounts earned through such time and are estimates of the amounts which would be paid out to the officer upon his or her termination. The actual amounts to be paid, if any, can only be determined at the time of such officer’s separation from the Company.

Potential Termination Payments and Benefits for Termination Without Cause or for Good Reason

Name	Base Salary	Bonus Payment ($)(1)	Value of Stock Option ($)	Restricted Stock Awards ($)(2)	Benefits and Perquisites ($)(3)	Total ($)
Douglas Mattscheck	$355,401	$106,620			$18,237	$480,258
C.Steven Smoot	$225,000	$54,000			$12,158	$291,158
Catherine Cuisson	$189,315	$34,076			$6,079	$229,470
Dennie Rexroad	$204,922	$36,886			$18,237	$260,045
Drew Walker	$200,850	$48,204			$18,237	$267,291

(1)	Bonus payment is calculated as 30% of the maximum payment under the non-equity incentive plan awards. The officer would be entitled to a pro rata portion of the annual bonus earned through the date of termination, if such amount were higher. No restricted stock was outstanding as of the reporting date.
(2)	No restricted stock was outstanding as of the reporting date.
(3)	The Company is required to provide continued coverage under health and dental benefits, at its expense, for a period ending on the earlier of (i) twelve months from the date of termination, or (ii) the date comparable coverage is obtained from a successor employer. The cost was calculated by multiplying the Company’s monthly COBRA rate by the maximum number of months for which benefits would be provided.

Potential Termination Payments and Benefits for Termination as a Result of Change of Control or Sale of the Business Transaction

Name	Base Salary	Bonus Payment ($)(1)	Value of Stock Option ($)	Restricted Stock Awards ($)(2)	Benefits and Perquisites ($)(3)	Total ($)
Douglas Mattscheck	$710,802	$106,620			$36,474	$853,896
C.Steven Smoot	$450,000	$54,000			$24,316	$528,316
Catherine Cuisson	$378,630	$34,076			$12,158	$424,864
Dennie Rexroad	$409,844	$36,886			$36,474	$483,204
Drew Walker	$401,700	$48,204			$36,474	$486,378

(1)	Bonus payment is calculated as 30% of the maximum payment under the non-equity incentive plan awards. The officer would be entitled to a pro rata portion of the annual bonus earned through the date of termination, if such amount were higher.
(2)	No restricted stock was outstanding as of the reporting date.

(3)	The Company is required to provide continued coverage under health and dental benefits, at its expense, for a period ending on the earlier of (i) twenty-four months from the date of termination, or (ii) the date comparable coverage is obtained from a successor employer. The cost was calculated by multiplying the Company’s monthly COBRA rate by the maximum number of months for which benefits would be provided.

Potential Termination Payments and Benefits for Termination As a Result of Death or Disability

Name	Base Salary	Bonus Payment ($)(1)	Value of Stock Option ($)	Restricted Stock Awards ($)(2)	Benefits and Perquisites ($)	Total ($)
Douglas Mattscheck		$106,620				$106,620
C.Steven Smoot		$54,000				$54,000
Catherine Cuisson		$34,076				$34,076
Dennie Rexroad		$36,886				$36,886
Drew Walker		$48,204				$48,204

(1)	Bonus payment is calculated as 30% of the maximum payment under the non-equity incentive plan awards. The officer would be entitled to a pro rata portion of the annual bonus earned through the date of termination, if such amount were higher.
(2)	No restricted stock was outstanding as of the reporting date.

Director Compensation

Our Board of Directors did not receive direct compensation from the Company relative to their participation on our Board for the year ended December 31, 2010.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Ownership

All of the outstanding shares of our issued and outstanding common stock are held by Holdings. The table below presents information regarding beneficial ownership of the equity securities of Holdings as of March 30, 2011 by each person who is known by us to beneficially own more than 5% of the equity securities of Holdings, by each of our directors, by each of our executive officers, and by all of our directors and executive officers as a group.

As of March 30, 2011, Holdings had 11,483,915 shares of common stock outstanding. The number of shares of common stock outstanding used in calculating the percentage for each listed person includes the shares of common stock underlying options beneficially owned by that person that are exercisable within 60 days following March 30, 2011. Notwithstanding the beneficial ownership of common stock presented below, various stockholder agreements govern the stockholders’ exercise of their voting rights with respect to the election of directors and certain other material events. The parties to these stockholders agreements have agreed to vote their shares to elect the board of directors as set forth therein. See “Certain Relationships and Related Party Transactions.”

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

Name and Address	Shares of Common Stock	Percent of Common Stock
Investment funds associated with Kohlberg & Company, LLC (1)	10,944,915	89.68%
Douglas Mattscheck (2)	466,667	3.82%
C. Steven Smoot (7)	—	—
Catherine Cuisson (3)	153,333	1.26%
Dennie Rexroad (4)	101,000	*
Drew Walker (5)	101,000	*
Christopher Lacovara (6)	—	—
Samuel Frieder (6)	—	—
Seth Hollander (6)	—	—
All directors and executive officers as a group (10 people)	1,009,000	8.27%

*	indicates less than 1% of common stock
(1)	Includes 5,776,453 shares owned by Kohlberg Investors V, LP (“Kohlberg V”), 4,201,138 shares owned by Kohlberg TE Investors V, LP (“Kohlberg TE V”), 477,421 shares owned by Kohlberg Partners V (“Partners V”), 386,937 shares owned by Kohlberg Offshore Investors V, LP (“Offshore V”) and 102,966 shares owned by KOCO Investors V, LP (“KOCO V”). Kohlberg Management V, LLC is the general partner of each of Kohlberg V, Kohlberg TE V, Partners V, Offshore V and KOCO V and is affiliated with Kohlberg & Company, LLC. The address of each of the entities described in this footnote (1) is 111 Radio Circle Mount Kisco, NY 10549.
(2)	Includes 266,667 shares, which Mr. Mattscheck has the right to acquire within 60 days of March 30, 2011 by exercising stock options.
(3)	Includes 133,333 shares, which Ms. Cuisson has the right to acquire within 60 days of March 30, 2011 by exercising stock options.
(4)	Includes 80,000 shares, which Mr. Rexroad has the right to acquire within 60 days of March 30, 2011 by exercising stock options.
(5)	Includes 80,000 shares, which Mr. Walker has the right to acquire within 60 days of March 30, 2011 by exercising stock options.
(6)	Christopher Lacovara, Samuel Frieder, and Seth Hollander each own membership interests in Kohlberg Management V, L.L.C., which is the general partner of the various investment funds that own shares as described in footnote (1) above.
(7)	No stock options granted to Mr. Smoot have vested yet.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes the securities authorized for issuance as of December 31, 2010 under our KAGY 2006 Stock Option Plan, the number of shares of our common stock issuable upon the exercise of outstanding options, the weighted average exercise price of such options and the number of additional shares of our common stock still authorized for issuance under such plans. The KAGY Stock Option Plan has been approved by our shareholders.

	(a)	(b)	(c)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
KAGY 2006 Stock Option Plan	1,150,000	$4.04	185,000

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

PricewaterhouseCoopers LLP, and its affiliates (“PWC”), and Deloitte & Touche LLP, and its affiliates (“Deloitte”), the Company’s independent registered public accounting firm and principal accountant for the fiscal years ended December 31, 2010 and December 31, 2009, respectively, billed the fees set forth below (in thousands).

	Year Ended December 31, 2010	Year Ended December 31, 2009
PWC
Audit Fees (1)	$475,000	$372,000
Audit-Related Fees (2)	—	—
Tax Fees (3)	$29,452	$39,640
All Other Fees (5)	—	—

Total Fees	$504,452	$411,640
Deloitte
Audit Fees (1)	$29,725	$427,142
Audit-Related Fees (2)	—	79,850
Tax Fees (4)	153,240	98,343
All Other Fees (5)	—	—

Total Fees	$182,965	$605,335

(1)	Audit Fees billed in the fiscal years ended December 31, 2009 and 2010 represented fees billed by the Company’s independent registered public accounting firm and principal accountant for the following services: the audit of the Company’s annual financial statements, reviews of the Company’s quarterly financial statements, and other services normally provided in connection with statutory and regulatory filings.
(2)	The Company did not incur any “Audit-Related Fees” in the fiscal year ended December 31, 2010. In 2009, audit-related fees billed by Deloitte represented fees related to services rendered for the implementation of Sarbanes-Oxley initiated by the Company and to the review of the Company’s correspondence with the SEC.
(3)	Tax fees billed in 2009 and 2010 represent fees for the tax services related to some individual 2008 tax return and other tax filings assistance preparation performed prior to the engagement of PWC as the Company’s independent registered public accounting firm and principal accountant.
(4)	Tax Fees billed for 2009 and 2010 represent primarily fees for the tax services related to the federal and state tax filings.
(5)	The Company did not incur any “All Other Fees” in the fiscal years ended December 31, 2009 and 2010 with its principal independent registered accounting firm.

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

(c)	Exhibits

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of AGY Holding Corp. (incorporated by reference to Exhibit 3.1 of Form S-4 (File No. 333-150749) filed May 8, 2008)

3.2	By-laws of AGY Holding Corp. (incorporated by reference to Exhibit 3.2 of Form S-4 (File No. 333-150749) filed May 8, 2008)

3.3	Certificate of Formation of AGY Aiken LLC (incorporated by reference to Exhibit 3.3 of Form S-4 (File No. 333-150749) filed May 8, 2008)

3.4	Limited Liability Company Agreement of AGY Aiken LLC (incorporated by reference to Exhibit 3.4 of Form S-4 (File No. 333-150749) filed May 8, 2008)

3.5	Certificate of Formation of AGY Huntingdon LLC (incorporated by reference to Exhibit 3.5 of Form S-4 (File No. 333-150749) filed May 8, 2008)

3.6	Limited Liability Company Agreement of AGY Huntingdon LLC (incorporated by reference to Exhibit 3.6 of Form S-4 (File No. 333-150749) filed May 8, 2008)

4.1	Indenture, dated as of October 25, 2006 among AGY Holding Corp., AGY Aiken LLC, AGY Huntingdon LLC, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 of Form S-4 (File No. 333-150749) filed May 8, 2008)

4.2	First Supplemental Indenture dated as of March 28, 2008 by and among AGY Holding Corp., AGY Aiken LLC, AGY Huntingdon LLC, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 of Form S-4 (File No. 333-150749) filed May 8, 2008)

4.3	Registration Rights Agreement dated as of October 25, 2006 by and among AGY Holding Corp., AGY Aiken LLC, AGY Huntingdon LLC and UBS Securities LLC (incorporated by reference to Exhibit 4.3 of Form S-4 (File No. 333-150749) filed May 8, 2008)

4.4	Form of 11% Senior Second Lien Notes due 2014 (incorporated by reference to Exhibit 4.4 of Form S-4 (File No. 333-150749) filed May 8, 2008)

4.5	Security Agreement dated as of October 25, 2006 among AGY Holding Corp., AGY Aiken LLC, AGY Huntingdon LLC, and U.S. Bank National Association, as collateral agent (incorporated by reference to Exhibit 4.5 of Form S-4 (File No. 333-150749) filed May 8, 2008)

4.6	Shareholders’ Agreement dated June 10, 2009 by and among Grace Technology Investment Co., Ltd., AGY (Cayman) and Main Union Industrial Ltd. (incorporated by reference to Exhibit 10.5 of Form 10-Q (File No. 333-150749) filed August 19, 2009)

4.7	Amended and Restated Loan and Security Agreement dated as of March 8, 2011, among AGY Holding Corp., AGY Aiken LLC, AGY Huntingdon LLC, as borrowers, the Lenders party thereto from time to time, Bank of America, N.A., a national banking association, as Administrative Agent and UBS Securities LLC, as Documentation Agent (incorporated by reference to Exhibit 10.1 of Form 8-K (File No. 335-150749) filed March 14, 2011)

4.12	Intercreditor Agreement dated as of October 25, 2006 among AGY Holding Corp., AGY Aiken LLC, AGY Huntingdon LLC, KAGY Holding Company, Inc., UBS AG, Stamford Branch, collateral agent, and U.S. Bank National Association, as trustee and noteholder collateral agent (incorporated by reference to Exhibit 10.8 of Form S-4 (File No. 333-150749) filed May 8, 2008)

4.13	Form of Stockholders Agreement dated as of April 7, 2006 by and among KAGY Holding Company, Inc., AGY Holding Corp., as successor by merger to KAGY Acquisition Corp., and certain stockholders of KAGY Holdings Corp. party thereto (incorporated by reference to Exhibit 10.16 of Form S-4 (File No. 333-150749) filed May 8, 2008)

4.14	Reaffirmation of Intercreditor Agreement dated as of March 8, 2011 among AGY Holding Corp., AGY Aiken LLC, AGY Huntingdon LLC, KAGY Holding Company, Inc., U.S. Bank National Association, as trustee and noteholder collateral agent and Bank of America, N.A., as administrative agent ‡

10.1	Management Agreement dated as of April 7, 2006 by and among KAGY Holding Company, Inc., AGY Holding Corp., as successor by merger to KAGY Acquisition Corp., and Kohlberg & Company, LLC (incorporated by reference to Exhibit 10.15 of Form S-4 (File No. 333-150749) filed May 8, 2008)

10.2	Amended and Restated Employment Agreement dated effective as of April 7, 2006 by and between KAGY Holding Company, Inc., AGY Holding Corp. and Douglas J. Mattscheck (incorporated by reference to Exhibit 10.18 of Form S-4 (File No. 333-150749) filed May 8, 2008)*

10.3	Employment Agreement dated effective as of April 7, 2006 by and between KAGY Holding Company, Inc., AGY Holding Corp. and Catherine Cuisson (incorporated by reference to Exhibit 10.20 of Form S-4 (File No. 333-150749) filed May 8, 2008)*

10.4	Employment Offer Letter dated as of December 8, 2004 between AGY Holding Corp. and Dennis Rexroad (incorporated by reference to Exhibit 10.21 of Form S-4 (File No. 333-150749) filed May 8, 2008)*

10.5	First Amendment to Employment Offer Letter dated effective as of April 7, 2006 by and between KAGY Holding Company, Inc., AGY Holding Corp. and Dennis Rexroad (incorporated by reference to Exhibit 10.22 of Form S-4 (File No. 333-150749) filed May 8, 2008)*

10.6	Employment Offer Letter dated as of December 10, 2004 between AGY Holding Corp. and Drew Walker (incorporated by reference to Exhibit 10.23 of Form S-4 (File No. 333-150749) filed May 8, 2008)*

10.7	First Amendment to Employment Offer Letter dated effective as of April 7, 2006 by and between KAGY Holding Company, Inc., AGY Holding Corp. and Drew Walker (incorporated by reference to Exhibit 10.24 of Form S-4 (File No. 333-150749) filed May 8, 2008)*

10.8	Employment Offer Letter dated as of June 7, 2007 by and between KAGY Holdings, Inc. and Jeffrey J. Davis (incorporated by reference to Exhibit 10.25 of Form S-4 (File No. 333-150749) filed May 8, 2008)*

10.9	KAGY Holding Company, Inc. Severance Plan adopted as of April 7, 2006 (incorporated by reference to Exhibit 10.26 of Form S-4 (File No. 333-150749) filed May 8, 2008)*

10.10	KAGY Holding Company, Inc. 2006 Stock Option Plan (incorporated by reference to Exhibit 10.27 of Form S-4 (File No. 333-150749) filed May 8, 2008)*

10.11	Form of Stock Option Grant under the KAGY Holding Company, Inc. 2006 Stock Option Plan (incorporated by reference to Exhibit 10.28 of Form S-4 (File No. 333-150749) filed May 8, 2008)*

10.12	Amended and Restated Supply Agreement, dated as of May 1, 2006, between Nouveau Verre Holdings LLC, Porcher Industries, S.A., BGF Industries, Inc., Chavanoz S.A., Shanghai – Porcher Industries, Sovoutri S.A., Fothergill P.L.C., The Other Affiliates of Porcher, and AGY Holdings Corp (incorporated by reference to Exhibit 10.29 of Form S-4 (File No. 333-150749) filed May 8, 2008)

10.13	Amended and Restated Alloy Services Agreement, dated as of September 16, 2003, by and between Advanced Glassfiber Yarns LLC and Owens Corning (incorporated by reference to Exhibit 10.30 of Form S-4 (File No. 333-150749) filed May 8, 2008)

10.14	Amendment No. 1 to Amended and Restated Alloy Services Agreement, dated as of November 26, 2006, by and between AGY Holding Corp., as successor-in-interest to Advanced Glassfiber Yarns LLC, and Owens Corning (incorporated by reference to Exhibit 10.31 of Form S-4 (File No. 333-150749) filed May 8, 2008)

10.15	Amendment No. 2 to Amended and Restated Alloy Services Agreement, dated as of October 26, 2007, by and between AGY Holding Corp., as successor-in-interest to Advanced Glassfiber Yarns LLC, and Owens Corning (incorporated by reference to Exhibit 10.32 of Form S-4 (File No. 333-150749) filed May 8, 2008)

10.16	Sale and Purchase Agreement by and among Grace Technology Investment Co., Ltd., Grace THW Holding Limited, and AGY (Cayman) dated as of March 12, 2009 (incorporated by reference to Exhibit 10.34 of Form 10-K (File No. 333-150749) filed March 25, 2009)

10.17	Framework Agreement by and among Grace THW Holding Limited, Grace Technology Investment Co., Ltd., AGY Holding Corp., AGY (Cayman), Main Union Industrial Ltd., and Shanghai Grace Technology Co., Ltd., dated as of March 12, 2009 (incorporated by reference to Exhibit 10.35 of Form 10-K (File No. 333-150749) filed March 25, 2009)

10.18	Option Agreement dated June 10, 2009 by and among Grace Technology Investment Co., Ltd., AGY (Cayman) and Main Union Industrial Ltd. (incorporated by reference to Exhibit 10.5 of Form 10-Q (File No. 333-150749) filed August 19, 2009) **

10.19	Master Lease Agreement dated September 28, 2009 by and between DB Energy Trading LLC and AGY Holding Corp. (incorporated by reference to Exhibit 10.1 of Form 10-Q (File No. 333-150749) filed November 13, 2009) **

10.20	Employment offer letter dated as of May 4, 2010 between KAGY Holdings, Inc. and C. Steven Smoot (incorporated by reference to Exhibit 10.2 of Form 10-Q (File 333-150749) filed August 16, 2010)*

12.1	Statements re: Computations of Ratios‡

14.1	Code of Business Ethics and Business Conduct (incorporated by reference to exhibit 14.1 of Form 10-K (File No. 333-150749) filed March 25, 2009)

16.1	Letter dated January 26, 2010 from Deloitte & Touche LLP (incorporated by reference to Exhibit 16.1 of Form 8-K (File No. 333-150749) filed January 26, 2010)

21.1	Subsidiaries of the Company ‡

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer ‡

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer and Principal Accounting Officer ‡

32.1	Section 1350 Certification of Principal Executive Officer ‡

32.2	Section 1350 Certification of Principal Financial Officer and Principal Accounting Officer ‡

*	Management contract.
‡	Filed herewith.
**	This exhibit was filed separately with the Securities and Exchange Commission pursuant to an application for confidential treatment. The confidential portions have been omitted and have been marked with an asterisk.

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Aiken, State of South Carolina, on the 31st day of March, 2011.

AGY HOLDING CORP. (Registrant)

By:	/S/ DOUGLAS J. MATTSCHECK
Douglas J. Mattscheck
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the date indicated below.

Signature	Title	Date

/S/ DOUGLAS J. MATTSCHECK	Chief Executive Officer, President and Director	March 31, 2011
Douglas J. Mattscheck	(Principal Executive Officer)

/S/ C. STEVEN SMOOT	Chief Financial Officer	March 31, 2011
C. Steven Smoot	(Principal Financial and Accounting Officer)

/S/ CHRISTOPHER LACOVARA	Director	March 31, 2011
Christopher Lacovara

/S/ SAMUEL P. FRIEDER	Director	March 31, 2011
Samuel P. Frieder

/S/ SETH H. HOLLANDER	Director	March 31, 2011
Seth H. Hollander

AGY HOLDING CORP. AND SUBSIDIARIES

Index to Financial Statements

Page

Report of Independent Registered Public Accounting Firm with respect to the Consolidated Financial Statements as of and for the Years Ended December 31, 2010 and 2009	F-2

Report of Independent Registered Public Accounting Firm with respect to the Consolidated Financial Statements for the Year ended December 31, 2008	F-3

Consolidated Financial Statements as of December 31, 2010 and 2009 and for the Years Ended December 31, 2010, 2009 and 2008:

• Balance Sheets	F-4

• Statements of Operations	F-5

• Statements of Changes in Shareholder’s Equity	F-6

• Statements of Cash Flows	F-7

• Notes to the Consolidated Financial Statements	F-9

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of

AGY Holding Corp. and Subsidiaries

Aiken, SC

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of AGY Holding Corp. and its subsidiaries at December 31, 2010 and 2009, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Charlotte, North Carolina

March 30, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of

AGY Holding Corp. and Subsidiaries

Aiken, South Carolina

We have audited the accompanying consolidated statements of operations, changes in shareholders’ equity, and cash flows of AGY Holding Corp. and subsidiaries (the “Company”) for the year ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of the Company’s operations and its cash flows for the year ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Greenville, South Carolina

March 20, 2009

AGY Holding Corp. And Subsidiaries

Consolidated Balance Sheets

As of December 31, 2010 and 2009

(Dollars in thousands except per share amounts)

	2010	2009
Assets
Current assets:
Cash	$3,132	$3,439
Trade accounts receivables, less allowances of $3,123 and $2,558 at December 31, 2010 and 2009, respectively	17,965	18,682
Inventories, net	31,260	29,734
Deferred tax assets	4,984	6,382
Other current assets	1,997	2,560

Total current assets	59,338	60,797
Property, plant and equipment, and alloy metals, net	220,338	249,096
Intangible assets, net	17,953	19,667
Other assets	1,058	1,306

TOTAL	$298,687	$330,866

Liabilities, Obligation Under Put/Call for Noncontrolling Interest and Shareholder’s Equity
Current liabilities:
Accounts payable	$11,730	$13,718
Accrued liabilities	11,320	17,563
Short-term borrowings	9,890	5,661
Current portion of long-term debt	8,342	5,142

Total current liabilities	41,282	42,084
Long-term debt	214,973	221,666
Pension and other employee benefit plans	10,123	12,052
Other liabilities	—	4,465
Deferred tax liabilities	6,992	13,768

Total liabilities	273,370	294,035

Commitments and contingencies
Obligation under put/call for noncontrolling interest	3,401	11,320

Shareholder’s equity:
Common stock, $.01 par value per share; 1,000 shares authorized; 100 shares issued and outstanding at December 31, 2010 and 2009	—	—
Additional paid-in capital	122,187	122,144
Accumulated deficit	(112,562)	(96,440)
Accumulated other comprehensive income (deficit)	2,529	(193)

Total AGY Holding Corp. shareholder’s equity	12,154	25,511
Noncontrolling interest	9,762	—

Total shareholder’s equity	21,916	25,511

TOTAL	$298,687	$330,866

The accompanying notes are an integral part of the consolidated financial statements.

AGY Holding Corp. And Subsidiaries

Consolidated Statements of Operations

For the Years Ended December 31, 2010, 2009 and 2008

(Dollars in thousands)

	2010	2009	2008
Net sales	$183,674	$153,852	$236,487
Cost of goods sold	168,932	156,512	190,154

Gross profit (loss)	14,742	(2,660)	46,333
Selling, general and administrative expenses	(15,823)	(15,963)	(20,237)
Restructuring charges	(2,658)	(789)	—
Amortization of intangible assets	(1,003)	(1,003)	(1,858)
Goodwill impairment charge	—	(84,992)	—
Other operating income (expense)	6,415	(791)	208

Income (loss) from operations	1,673	(106,198)	24,446
Other (expense) income:
Interest expense	(22,782)	(22,235)	(23,086)
Gain on bargain purchase	—	20,376	—
Other income, net	186	1,466	79

(Loss) income before income tax (expense) benefit	(20,923)	(106,591)	1,439
Income tax benefit (expense)	6,346	13,079	(1,269)

Net (loss) income	(14,577)	(93,512)	170
Less: net (income) loss attributable to the noncontrolling interest	(1,545)	1,119	—

Net (loss) income attributable to AGY Holding Corp.	$(16,122)	$(92,393)	$170

The accompanying notes are an integral part of the consolidated financial statements.

AGY Holding Corp. And Subsidiaries

Consolidated Statements of Changes in Shareholder’s Equity

For the Years Ended December 31, 2010, 2009 and 2008

(Dollars in thousands)

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Deficit)	Noncontrolling Interest (“NCI”)	Total Shareholder’s Equity
BALANCE — December 31, 2007	$—	$100,102	$(4,217)	$155	$—	$96,040

Comprehensive income:
Net income	—	—	170	—	—	170
Foreign currency translation adjustment	—	—	—	20	—	20
Pension and other postretirement benefit plans — net of tax of $282	—	—	—	448	—	448

Total comprehensive income	—	—	170	468	—	638

Stock compensation	—	1,627	—	—	—	1,627

BALANCE — December 31, 2008	—	101,729	(4,047)	623	—	98,305

Comprehensive loss:
Net loss	—	—	(92,393)	—	—	(92,393)
Foreign currency translation adjustment	—	—	—	14	—	14
Pension and other postretirement benefit plans — net of tax of $508	—	—	—	(830)	—	(830)

Total comprehensive loss	—	—	(92,393)	(816)	—	(93,209)

Capital contribution	—	20,000	—	—	—	20,000
Stock compensation	—	415	—	—	—	415
Fair value of NCI at acquisition date of consolidated subsidiary	—	—	—	—	12,431	—
Effect of obligation under put/call for NCI	—	—	—	—	(12,431)	—

BALANCE — December 31, 2009	—	122,144	(96,440)	(193)	—	25,511

Comprehensive loss:
Net loss	—	—	(16,122)	—	1,545	(14,577)
Foreign currency translation adjustment	—	—	—	1,296	297	1,593
Pension and other postretirement benefit plans — net of tax of $843	—	—	—	1,426	—	1,426

Total comprehensive loss	—	—	(16,122)	2,722	1,842	(11,558)

Stock compensation	—	43	—	—	—	43
Effect of obligation under put/call for NCI	—	—	—	—	7,920	7,920

BALANCE — December 31, 2010	$—	$122,187	$(112,562)	$2,529	$9,762	$21,916

The accompanying notes are an integral part of the consolidated financial statements.

AGY Holding Corp. And Subsidiaries

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2010, 2009 and 2008

(Dollars in thousands)

	2010	2009	2008
Cash flows from operating activities:
Net (loss) income	$(14,577)	$(93,512)	$170
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Goodwill impairment charge	—	84,992	—
Effect of adopting ASC 805 for acquisition-related costs	—	1,098	—
Gain on bargain purchase for majority interest business acquisition	—	(20,376)	—
Gain from contract termination	(6,276)	—	—
Depreciation	18,646	12,608	10,844
Alloy metals depletion, net	8,103	6,733	12,373
Amortization of debt issuance costs	711	713	723
Amortization of intangibles with definite lives	1,003	1,003	1,858
Loss (gain) on sale, disposal of assets or exchange of property and equipment and alloy metals	331	(1,178)	(635)
Gain on early extinguishment of debt	—	(1,138)	—
Stock compensation	43	415	1,627
Deferred income tax (benefit) expense	(6,086)	(13,107)	1,068
Changes in assets and liabilities (net of assets acquired):
Trade accounts receivable	717	870	2,694
Inventories	(1,526)	12,759	(7,565)
Other assets	767	(26)	406
Accounts payable	(1,957)	1,614	(2,226)
Accrued and other liabilities	(4,386)	(4,411)	1,123
Pension and other employee benefit plans	342	(203)	115

Net cash (used in) provided by operating activities	(4,145)	(11,146)	22,575

Cash flows from investing activities:
Purchases of property and equipment and alloy metals	(9,838)	(13,349)	(40,598)
Reimbursement of acquisition of Continuous Filament Mat (“CFM”) business	—	—	2,300
Proceeds from the sale of property and equipment and alloy metals	14,146	15,939	1,326
Decrease (increase) in restricted cash	—	13,056	(22)
Payment for majority interest business acquisition, net of cash acquired	—	(18,153)	—
Other investing activities	—	—	(1,098)

Net cash provided by (used in) investing activities	4,308	(2,507)	(38,092)

Cash flows from financing activities:
Proceeds from Revolving Credit Facility borrowings	71,900	67,400	94,200
Payments of Revolving Credit Facility borrowings	(73,200)	(64,550)	(77,800)
Purchases of Senior Secured Notes	—	(1,793)	—
Proceeds from AGY Asia Credit Facility borrowings	6,225	3,635	—
Payments on AGY Asia Credit Facility borrowings	(5,213)	—	—
Payment on Shanghai Grace Fabric Corporation loan	—	(12,309)	—
Payments on capital leases	—	—	(1,246)
Capital contribution	—	20,000	—
Debt issuance costs and other	(100)	(100)	(100)

Net cash (used in) provided by financing activities	(388)	12,283	15,054

Effect of exchange rate changes on cash	(82)	49	19

Net decrease in cash	(307)	(1,321)	(444)
Cash, beginning of year	3,439	4,760	5,204

Cash, end of year	$3,132	$3,439	$4,760

AGY Holding Corp. And Subsidiaries

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2010, 2009 and 2008

(Dollars in thousands)

	2010	2009	2008
Supplemental disclosures of cash flow information:
Cash paid for interest	$22,085	$21,381	$22,357

Cash paid for income taxes	$143	$146	$488

Supplemental disclosures of noncash financing/investing activities:
(Decrease) increase in minimum pension liability adjustment	$(40)	$526	$(187)

Construction in-progress included in accounts payable	$627	$844	$1,486

The accompanying notes are an integral part of the consolidated financial statements.

AGY HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

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

As discussed in Note 3, on June 10, 2009, the Company acquired a 70% interest in a foreign company, whose results of operations since the acquisition date are included in the accompanying consolidated financial statements. Currently the Company has two manufacturing facilities located in the United States and one in the People’s Republic of China (“PRC” or “China”) and operates as two reportable segments (each a single operating segment) consisting of AGY US manufacturing operations (“AGY US”) and AGY’s Asian manufacturing operations (“AGY Asia”).

Basis of Consolidation and Presentation — The accompanying financial statements and related notes present and discuss our consolidated financial position as of December 31, 2010 and 2009, and the consolidated results of our operations, cash flows, and changes in shareholder’s equity for the years ended December 31, 2010, 2009 and 2008. The business is conducted through AGY Holding Corp., its two wholly owned domestic subsidiaries AGY Aiken LLC and AGY Huntingdon LLC and its wholly owned foreign subsidiaries, AGY Europe SARL (France) and AGY Cayman LLC (Cayman Islands). AGY Cayman LLC (Cayman Islands) is the holding company of the 70% controlling ownership in AGY Hong Kong Ltd. (former Main Union Industrial Ltd.) and its subsidiaries (which are collectively referred to herein as “AGY Asia”) since June 10, 2009. All significant intercompany accounts and transactions have been eliminated in consolidation.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash — The Company considers cash on hand, cash deposited in financial institutions, and money market accounts with maturities of less than 90 days at date of purchase to be cash and cash equivalents. These are stated at cost, which approximates market value. At December 31, 2010 and 2009, the Company had no cash equivalents.

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

Inventories – net — Inventories are stated at the lower of cost or market. Cost includes material, labor, and overhead, and is determined using the first-in, first-out method, except for certain packaging materials valued on an average-cost method. Inventories are stated net of estimated reserves for excess, obsolete, and lower of cost or market adjustments.

Property, Plant, and Equipment and Alloy Metals — Property, plant, and equipment are recorded at cost or when acquired as part of a business combination, at their estimated fair market value pursuant to the purchase accounting guidance in Accounting Standards Codification (“ASC”) 805, Business Combinations. Depreciation is computed by the straight-line method over the estimated useful lives of the respective assets. Depreciation on leasehold improvements is based on the lesser of the terms of the respective leases or the estimated economic life of the assets. Substantially all depreciation expense is included in cost of goods sold. Improvements are capitalized, while repair and maintenance costs are expensed as incurred.

The estimated useful lives of property, plant, and equipment are as follows:

Buildings and leasehold improvements	10–40 years
Machinery and equipment	7–15 years

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

Significant Customers and Concentration of Credit Risk — Two customers accounted for approximately 19% and 14%, respectively, of the Company’s gross consolidated accounts receivable as of December 31, 2010, compared to 29% and 11%, respectively, as of December 31, 2009. Sales to the two largest customers represented approximately 18% and 7% of the Company’s total sales, respectively, for the year ended December 31, 2010, compared to 17% and 11%, respectively, of total sales for the year ended December 31, 2009. The Company generally does not require collateral from customers and provides a reserve for uncollectible accounts based on customers’ credit history, aging of the receivables, and past due delinquency status.

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

Stock-Based Compensation — The Company applies the provisions of ASC 718, Compensation – Stock Compensation, regarding accounting for Share-Based Payment, which requires companies to recognize in the consolidated statement of operations the grant-date fair value of stock awards issued to employees and directors.

Foreign Currency Translation — The assets and liabilities of the international subsidiaries whose functional currency is a foreign currency are translated into U.S. dollars at the period-end spot exchange rate. Cumulative currency translation adjustments are included in “accumulated other comprehensive income (loss)” in the shareholder’s equity section of the consolidated balance sheets. Income and expenses in foreign currencies are translated at the average exchange rates prevailing during each year. Gains and losses from foreign currency transactions were not material for the years ended December 31, 2010, 2009 and 2008.

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

Goodwill and Intangible Assets — The Company accounts for goodwill and other intangible assets in accordance with the provisions of ASC 350, Intangibles – Goodwill and Others. Goodwill and intangible assets with indefinite lives are not amortized, but instead are subject to annual impairment testing conducted each year as of October 31. The goodwill asset impairment test involves comparing the fair value of a reporting unit to its carrying amount. If the carrying amount of a reporting unit exceeds its fair value, a second step comparing the implied fair value of the reporting unit’s goodwill to the carrying amount of that goodwill is required to measure the potential goodwill impairment loss. Interim tests may be required if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

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

Other intangible assets are recorded at cost, or when acquired as part of a business combination, at their estimated fair value. These assets relate only to the AGY US reporting segment and include customer relationships, process technology, non-compete covenant, deferred financing fees and trademarks as discussed in Note 6. The Company’s process technology consists of several patents that relate to the design, application or manufacturing for key products, and its estimated life is based on the average legal life of the patents and the Company’s estimated economic life of the processes. Intangibles with indefinite lives (trademarks) are subject to at least annual impairment testing, which compares the fair value of the intangible asset with its carrying amount. The results of these assessments did not indicate any impairment to these intangible assets for the years presented. As of December 31, 2010 and 2009, the fair value of the trademarks exceeded their carrying value by 18% and 6%, respectively.

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

As a result of the first step of the annual goodwill impairment on October 31, 2009 for the AGY US reporting segment, management tested for impairment the long-lived assets of this reporting segment. Based on the analysis performed by management, the total recoverable cash flows of the long-lived assets group substantially exceeded its carrying value. No impairment charge was recognized.

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

The Company’s only derivative financial instruments at December 31, 2010 and 2009 were forward contracts to purchase natural gas used in the manufacturing operations.

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

Income Taxes — The Company accounts for income taxes using the asset and liability method approach under ASC 740, Income Taxes,. Deferred income tax assets and liabilities reflect tax net operating loss and credit carryforwards and the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. Deferred tax assets require a valuation allowance when it is more likely than not, based on the evaluation of positive and negative evidence, that some portion of the deferred tax assets may not be realized. The realization of deferred tax assets is dependent upon the timing and magnitude of future taxable income prior to the expiration of the deferred tax assets’ attributes. On an on-going basis, the Company evaluates whether its deferred tax assets are realizable and the need for a valuation allowance considering objective evidence such as reversal of the Company’s existing deferred tax liabilities, and forecasts of future taxable income. The provisions of ASC 740 require that uncertain tax positions be sustainable under regulatory review by tax authorities assumed to have all relevant information at a more-likely-than-not level. The Company recognizes the largest benefit that will more likely than not be realized upon settlement based upon its technical merits.

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

Adoption of New Accounting Standards — In June 2009, the FASB issued revised authoritative guidance that amends the consolidation guidance applicable to variable interest entities. The amendments will change the overall consolidation analysis under previously issued guidance. The revised guidance was effective as of the beginning of the first fiscal year that begins after November 15, 2009. The Company adopted the new guidance on January 1, 2010. As the consolidation of variable entities does not apply to the Company, this adoption did not materially affect the Company’s results of operations, cash flows, or financial position.

In June 2009, the FASB issued ASC 860, Accounting for Transfers of Financial Assets. ASC 860 requires additional disclosures about the transfer and derecognition of financial assets, eliminates the concept of qualifying special-purpose entities, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor’s interest in transferred financial assets. ASC 860 is effective for fiscal years beginning after November 15, 2009. The adoption of ASC 860 on January 1, 2010 did not materially affect the Company’s results of operations, cash flows, or financial position.

In August 2009, the Financial Accounting Standards Board (“FASB”) issued new authoritative guidance for ASC 820, Fair Value Measurements and Disclosures. The new guidance provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, an entity is required to measure fair value utilizing one or more of the following techniques: (1) a valuation technique that uses quoted prices for identical or similar liabilities when traded as assets; or (2) another valuation technique that is consistent with the principles of ASC 820, such as a present value technique or market approach. The Company adopted the new guidance in the third quarter of 2009 and this adoption did not materially affect the Company’s results of operations, cash flows, or financial position.

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

Effective January 1, 2008, the Company adopted ASC 820, Fair Value Measurements and Disclosures (formerly FASB Statement No. 157, Fair Value Measurements), for financial assets and liabilities. The initial adoption of ASC 820 did not impact the Company’s results of operations, cash flows, or financial position. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No.157, which allowed companies to defer the adoption of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those items that are recognized or disclosed at fair value on an annual or more frequently recurring basis, until years beginning after November 15, 2008. In accordance with this interpretation, on January 1, 2009, the Company adopted the provisions of ASC 820 related to our nonfinancial assets and liabilities. As discussed in Notes 7 and 19, the Company recorded a goodwill impairment charge in the year ended December 31, 2009, and has included the additional disclosures required by ASC 820.

Recently Issued Accounting Standards — In October 2009, the FASB issued new authoritative guidance regarding Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements — a Consensus of the FASB Emerging Issues Task Force, which amends ASC 605. This update establishes a selling price hierarchy, whereby vendor-specific objective evidence (“VSOE”), if available, should be utilized. If VSOE is not available, then third party evidence should be utilized; if third party evidence is not available, then an entity should use the estimated selling price for the good or service. This update eliminates the residual method and requires allocation at the inception of the contractual arrangement and additional disclosures surrounding multiple-deliverable revenue arrangements. This update is effective for the company beginning January 1, 2011 and can be applied prospectively or retrospectively. The company adopted the new guidance prospectively on January 1, 2011 and does not expect the adoption of this update will have a material impact on the Company’s results of operations, cash flows, or financial position.

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

The Company paid $20 million in cash for a 70% controlling interest in Main Union Industrial Ltd. and its subsidiaries (which is collectively referred to as “AGY Asia” and is also the Company’s second operating segment) and financed this consideration through additional capital contributions from the Company’s private equity sponsors. As noted previously, the Company entered into an option agreement that grants the Company the right to purchase the remaining 30% ownership at a stipulated multiple of earnings before interest, taxes, depreciation and amortization if certain financial parameters are achieved and grants Grace the right to put their remaining 30% ownership to the Company after the one year anniversary of the execution of the AGY Asia Purchase Agreement at a stipulated multiple of earnings before interest, taxes, depreciation and amortization. The call / put option expires on December 31, 2013. Management believes that either the call option or the put option may be exercised in 2011 or 2012, and the Company intends to finance the consideration to be paid pursuant to the agreement through the sale of additional equity to its private equity sponsor, or other sources of capital.

Fair Value Determination and Allocation of Consideration Transferred

As noted above, the Company paid $20,000 in cash and assumed $39.0 million of debt of the acquired business for a total purchase price of approximately $71,398, assuming a 100% controlling interest. The acquisition is being accounted for under the purchase method of accounting and AGY Asia is included in the Company’s consolidated financial statements from the June 10, 2009 acquisition date. The preliminary allocation of purchase price to the fair value of the acquired assets less liabilities assumed, indicated that a bargain purchase might result. In the second quarter of 2009, however, management was not able to complete a comprehensive review of the fair value of the assets acquired and liabilities assumed in a manner deemed adequate to recognize the bargain purchase gain at that time. During the fourth quarter of 2009, with the assistance of an independent third-party valuation specialist, management reassessed the fair value of all the assets acquired and all the liabilities assumed and concluded that a bargain purchase gain of approximately $20,376 resulted at the acquisition date. Accordingly, the Company recognized the gain as a component of non-operating income for the year ended December 31, 2009. Management believes that the Company was able to negotiate a bargain purchase price as a result of the then prevailing economic environment and its access to the liquidity necessary to complete the acquisition.

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

The previously described put and call options are redemption features which result in the classification of the noncontrolling interest as temporary equity in the accompanying consolidated balance sheet at December 31, 2009, presented between total liabilities and shareholder’s equity. The fair value of the noncontrolling interest at the acquisition date of approximately $12,431 was determined by management with the assistance of an independent third-party valuation specialist. The determination of the fair value of the noncontrolling interest included consideration of the purchase price paid by the Company for its 70% interest and the estimated fair value of the put and call options between the parties discounted to present value using an industry weighted average cost of capital.

Acquisition-related Costs

At December 31, 2008, under the prior guidance of SFAS No. 141, the Company had deferred $1,098 of acquisition-related costs associated with the Chinese business combination. In adopting the new accounting standard ASC 805 on January 1, 2009, the Company wrote-off (classified as “other operating expense” in the statement of operations for the year ended December 31, 2009) the $1,098 of acquisition-related costs incurred and deferred at December 31, 2008. During the year ended December 31, 2009, the Company also expensed $1,627 of incremental advisory, legal and accounting fees that were incurred in 2009 in connection with the acquisition.

AGY Asia Results of Operations

The following table presents the amount of net sales, loss from operations and net loss of AGY Asia included in the Company’s consolidated statements of operations from the date of the acquisition for the year ended December 31, 2009 (excluding the $20,376 recognized as the bargain purchase gain):

Net sales	$12,983
Loss from operations	(2,307)
Net loss	(3,731)

Pro Forma Results

The following table presents the estimated unaudited pro forma consolidated results as if the business combination occurred as of January 1, 2009. The pro forma information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place as of January 1, 2009:

Year Ended December 31, 2009
Net sales	$162,397
(Loss) income from operations	(108,210)
Net loss (i)	(96,589)

(i)	The net loss includes $20,376 of bargain purchase gain that resulted at the acquisition date and that was recognized as a component of non-operating income.

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

Inventories, net of reserves for excess and obsolete inventory and write-downs to lower of cost or market of $1,829 and $2,618 as of December 31, 2010 and 2009, respectively, consist of the following:

	December 31, 2010	December 31, 2009
Finished goods and work in process	$21,323	$20,544
Materials and supplies	9,937	9,190

	$31,260	$29,734

5.	PROPERTY, PLANT, AND EQUIPMENT AND ALLOY METALS

Property, plant and equipment and alloy metals consist of the following:

	December 31, 2010	December 31, 2009
Land and land use rights	$11,893	$11,561
Buildings and leasehold improvements	38,169	37,492
Machinery and equipment	146,341	131,596
Alloy metals (net of depletion)	86,279	107,601

	282,682	288,250
Less – Accumulated depreciation	(64,400)	(45,525)

	218,282	242,725
Construction in-progress	2,056	6,371

	$220,338	$249,096

As discussed in Note 3, property, plant and equipment acquired in the Chinese business combination were recorded at their estimated fair market value at the acquisition date of $91,611 (including $10,700 of land use rights, $20,750 of buildings and leasehold improvements, $49,323 of machinery and equipment and construction-in-progress, and $10,838 of alloy metals).

As discussed in Note 8, the Company recognized $4,114 of accelerated depreciation related to its North American manufacturing footprint optimization in 2010.

In 2010 and 2009, the Company sold alloy metals for net proceeds of $14,146 and $15,939, respectively, and recognized a loss of $331 and a gain of $1,178, respectively, classified as “other operating income”.

Depreciation expense was $18,646, $12,608 and $10,844 in 2010, 2009 and 2008, respectively. Depletion of alloy metals was $8,103, $6,733 and $12,373 (net of recoveries and excluding expense to process such recoveries), in 2010, 2009 and 2008, respectively.

6.	INTANGIBLE ASSETS

Intangible assets subject to amortization and trademarks, which are not amortized, consist of the following:

	December 31, 2010	December 31, 2009	Estimated Useful Lives
Intangible assets subject to amortization:
Customer relationships	$4,800	$4,800	11 years
Process technology	10,200	10,200	18 years
Deferred financing fees	5,075	5,075	5 to 8 years

	20,075	20,075
Less – Accumulated amortization	(7,735)	(6,021)

	12,340	14,054
Trademarks – not amortized	5,613	5,613

Net intangible assets	$17,953	$19,667

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

Estimated future amortization expense for the intangible assets subject to amortization for each of the next five years and the amount thereafter is as follows:

Years Ending December 31
2011	$1,678
2012	1,500
2013	1,500
2014	1,417
2015	1,003
Thereafter	5,242

$12,340

7.	GOODWILL

Changes in the carrying amount of goodwill for the years ended December 31, 2008, 2009 and 2010, all related to the AGY US segment, are as follows:

Balance — January 1, 2008
Goodwill	$85,457
Adjustment of CFM acquisition price reducing the associated goodwill (Note 3)	(654)
Adjustment related to deferred tax	189

Balance — December 31, 2008
Goodwill	84,992
Impairment losses	(84,992)

Balance — December 31, 2009 and 2010	$—

The Company performed its impairment testing of goodwill during the second and fourth quarters of 2009. The Company recognized non-cash, pre-tax goodwill impairment charges of $44,466 and $40,526, respectively in the second and fourth quarters of 2009, classified as a charge against “loss from operations”.

8.	RESTRUCTURING ACTIONS

2010 Cost Reduction Actions

As part of the Company’s continuing review and improvement of its cost structure, actions were taken in 2010 to further optimize the AGY US segment manufacturing footprint. The Company is downsizing and flexing certain underutilized manufacturing facilities in the U.S. to improve profitability and better adjust its production capacity to projected future worldwide market demand. In conjunction with these actions, during 2010, the Company recorded charges of $6,772, of which $2,658 is related primarily to the relocation of certain manufacturing equipment and is included in “Restructuring charges” and $4,114 is related to accelerated depreciation expense and is included in “Cost of goods sold.” Most of the cash costs related to these actions were incurred and paid during the same period.

The following table summarizes the status of unpaid liabilities from the Company’s 2010 restructuring initiatives:

	Employee Related Costs	Relocation of Manufacturing Equipment	Others	Total
Balance as of January 1, 2010	$—	$—	$—	$—
Restructuring costs incurred	1,030	1,209	419	2,658
Payments	(791)	(1,209)	(419)	(2,419)

Balance as of December 31, 2010	$239	$—	$—	$239

The Company continues to evaluate its global manufacturing footprint to ensure the optimization of its production capacity and its overhead cost structure. As a result of this evaluation, similar activities could result in additional cash payments and accelerated depreciation expense. The Company believes that the $239 balance will be paid in 2011.

2009 Restructuring Actions

During the twelve months ended December 31, 2009, the Company recorded $789 in restructuring charges that related primarily to severance and outplacement costs for the salaried positions that the Company eliminated within the AGY US segment. These 2009 cost reduction actions and their payment were completed in 2010.

9.	ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	December 31, 2010	December 31, 2009
Vacation	$1,925	$2,057
Real and personal property taxes	2,774	5,382
Payroll and benefits	1,525	1,302
Interest	2,465	2,470
AGY Asia supply agreement	—	3,810
Current portion of pension and other employee benefits	1,041	1,012
Accrued non refundable PRC value added tax	873	937
Other	717	593

Total accrued liabilities	$11,320	$17,563

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

In November 2010, the Company terminated a supply agreement entered into by AGY Asia in 2009 at the time of the acquisition. The termination resulted from multiple uncured breaches of material obligations and responsibilities by the counterparty in relation to this agreement. As a result of the termination of this agreement, the remaining balance of the Company’s obligation for incentive payment accrued to date was reversed and the Company recorded a $6,276 gain from contract termination, classified as “other operating income”.

10.	DEBT

Principal amounts of indebtedness outstanding under the Company’s financing arrangements consist of the following:

	December 31, 2010	December 31, 2009
Senior secured notes	$172,000	$172,000
Senior secured revolving credit facility	17,950	19,250
AGY Asia credit facility — non-recourse	43,255	41,219

Total debt	233,205	232,469
Less – Current portion AGY Asia	18,232	10,803

Total long-term debt	$214,973	$221,666

Senior Secured Revolving Credit Facility

The Company’s $40,000 Senior Secured Revolving Credit Facility (“Credit Facility”) was scheduled to mature in October 2011 and included a $20,000 sub-limit for the issuance of letters of credit and a $5,000 sub-limit for swing line loans. As discussed in Note 25, on March 8, 2011, the Company entered into an amended senior secured loan and security agreement facility Credit Facility that provides for a credit facility of up to $50,000 (“the Amended Credit Facility”) and matures on the earlier of March 8, 2015 or 90 days prior to the maturity date of the Notes. The Amended Credit Facility includes a $20,000 sub-limit for the issuance of letters of credit and a $5,000 sub-limit for swing line loans. The terms and conditions of the Amended Credit Facility are similar to the superseded facility, and described in Note 25.

At December 31, 2010 and 2009, the Company had $17,950 and $19,250 of borrowings, respectively, outstanding under the Credit Facility. The weighted average interest rate for cash borrowings outstanding as of December 31, 2010, was 2.1%. At December 31, 2010 and 2009, the Company also issued approximately $2,401 and $2,293, respectively, of standby letters of credit primarily for collateral required for utilities, fixed-rate natural gas purchases and workers’ compensation obligations. Borrowing availability after giving effect to the borrowing base at December 31, 2010 and 2009 was approximately $17,100 and $18,450, respectively.

The Credit Facility does not contain any financial maintenance covenants. Under certain events of default and other conditions, including failure to pay indebtedness under the Notes, payment of the outstanding principal and interest could be accelerated.

The Credit Facility contains customary representations and warranties and customary affirmative and negative covenants, including, among other things, restrictions on indebtedness, liens, investments, mergers and consolidations, dividends and other payments in respect to capital stock, transactions with affiliates, and optional payments and modifications of subordinated and other debt instruments. The Credit Facility also includes customary events of default, including a default upon a change of control. The Company was in compliance with all such covenants at December 31, 2010 and 2009.

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

As of December 31, 2010 and 2009, the estimated fair value of the Notes was $155,455 and $140,610, respectively, compared to a recorded book value of $172,000 for both periods. The fair value of the Notes is estimated on the basis of quoted market prices; however, trading in these securities is limited and may not reflect fair value. The fair value is subject to fluctuations based on, among other things, the Company’s performance, its credit rating and changes in interest rates for debt securities with similar terms.

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

AGY Asia Credit Facility- Non-recourse

The bank debt of $38,967 assumed in the acquisition of AGY Asia was refinanced as discussed below. On July 10, 2009, AGY Asia entered into a financing arrangement with the Bank of Shanghai (“AGY Asia Credit Facility”). On June 8, 2010, a portion of the USD loan commitment was exchanged for RMB commitment under both the project loan and the working capital loan. The arrangement now consists of a five-year term loan in the aggregate amount of approximately $41,600 (consisting of a loan denominated in local currency of RMB 222,200, or approximately $33,600 converted at an exchange rate of RMB 6.62 to 1 U.S. dollar, the prevailing exchange rate as of December 31, 2010 and a U.S.-dollar-denominated loan of $8,000), a one-year working capital loan in the aggregate amount of approximately $12,000 (consisting of a local currency loan of RMB 59,500, or approximately $9,000 converted at an exchange rate of RMB 6.62 to 1 U.S. dollar, and a U.S.-dollar-denominated loan of $3,000), and a one-year letter of credit facility in the amount of $2,000. As discussed above, proceeds from the loans were used principally to repay the $37,568 outstanding at the time of the refinancing under AGY Asia’s prior credit agreements.

The term loan is secured by AGY Asia’s building, alloy metals and equipment and bears interest annually at the rate of either the five-year lending rate as published by the People’s Bank of China, plus a margin, or six-month LIBOR plus 3.0%. Term loan borrowings may be made in both local currency and US dollars, up to certain limits. At December 31, 2010 and 2009, AGY Asia had approximately $33,365 and $35,558 borrowings outstanding under the term loan, respectively, consisting of a local currency loan of RMB 183,500 and RMB 195,000, respectively, or approximately $27,708 and $28,715, respectively, converted at the period-end exchange rate, and a U.S.-dollar-denominated loan of $5,657 and $7,000, respectively. The weighted average interest rate for cash borrowings outstanding as of December 31, 2010, was 6.0%.

The working capital loan facility is secured by existing and future equipment and assets acquired by AGY Asia and bears interest annually at the rate of either the one-year lending rate as published by the People’s Bank of China, or three-month LIBOR plus 3.0%. Working capital loan borrowings may be made in both local currency and US Dollars, up to certain limits.

At December 31, 2010 and 2009, the Company had approximately $9,890 and $5,661 borrowings, respectively, outstanding under the working capital loan consisting of a local currency loan of RMB 52,250 and RMB 25,000, respectively, or approximately $7,890 and $3,661, respectively converted at the period-end exchange rate, and a U.S.-dollar-denominated loan of $2,000 at the end of each period. The weighted average interest rate for cash borrowings outstanding as of December 31, 2010, was 5.5%.

The letter of credit facility is a one-year facility for the issuance of documentary letters of credit up to a maximum term of 120 days. A 15% deposit is required upon issuance with the balance due upon settlement of the underlying obligation.

The loan agreements contain customary representations and warranties and customary affirmative and negative covenants, including, among other things, interest coverage, restrictions on indebtedness, liens, investments, mergers and consolidations, dividends and other payments in respect to capital stock, and transactions with affiliates. The loan agreements also include customary events of default, including a default upon a change of control. AGY Asia was in compliance with all such covenants at December 31, 2010 and 2009.

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

Maturities of Long-Term Debt

Maturities of long-term debt at December 31, 2010 consist of the following after giving effect to the Amended Credit Facility that the Company entered into in March 2011 for its domestic subsidiaries that matures on the earlier of March 8, 2015 or 90 days prior to the maturity date of the Notes as discussed in Note 25:

	North America	China – Non- recourse	Total
2011	$—	$—	$—
2012	—	10,154	10,154
2013	—	10,717	10,717
2014	189,950	4,152	194,102

	$189,950	$25,023	$214,973

11.	TRANSACTIONS WITH RELATED PARTIES

The Company has a management agreement with the principal shareholder of Holdings pursuant to which this party provides management and other advisory services to the Company. The management agreement requires AGY to pay this party an annual management fee of $750 and to reimburse this party for out-of-pocket expenses incurred in connection with its services. The management agreement also provides that this party will receive transaction fees in connection with certain subsequent financings and acquisition transactions. The management agreement includes customary indemnification provisions in favor of this party and its affiliates. In each of the three years ended December 31, 2010 this related party was paid $750, classified as a component of selling, general and administrative expenses.

12.	CAPITAL STOCK AND EQUITY

The authorized capital consists of a total of 1,000 shares of common stock with a par value of $0.01 per share. All 100 outstanding shares of the Company have been owned by Holdings since the Acquisition on April 7, 2006. The holder of each share has the right to one vote for each share of common stock held and no shareholder has special voting rights other than those afforded all shareholders generally under Delaware law. Shareholders share ratably, based on the number of shares held, in any and all dividends the Company may declare. As discussed in Note 10, the payment of dividends is restricted by the Credit Facility and no dividends were paid in any of the three years ended December 2010.

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

During 2010 and 2009, the plan incurred settlement charges of $146 and $1,083, respectively, in accordance with ASC 715 as a result of higher benefits payments than projected. Of these total settlements, the Company recorded $146 and $220 as charges to earnings in 2010 and 2009, respectively, with the remainder recorded as a deferred loss in Other Comprehensive Income.

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

The following tables set forth the accumulated benefit obligation as of December 31, 2010 and 2009, and the changes in projected benefit obligations and plan assets of the Company’s pension and other postretirement plans as of and for the years ended December 31, 2010 and 2009.

	Pension Benefits		Other Postretirement Benefits
	2010	2009	2010	2009
Accumulated benefit obligation — end of year	$(4,637)	$(4,923)	$—	$—

Change in projected benefit obligation:
Projected benefit obligations — beginning of year	$4,923	$4,852	$8,141	$7,120
Service cost	—	—	448	448
Interest cost	209	273	435	435
Actuarial loss (gain)	126	276	(2,216)	492
Settlement	—	780	—	—
Plan participants’ contributions	—	—	327	382
Actual distributions	(621)	(1,258)	(608)	(736)

Projected benefit obligation — end of year	4,637	4,923	6,527	8,141

Change in plan assets (unfunded):
Actual employer contributions	621	1,258	281	354
Plan participants’ contributions	—	—	327	382
Actual distributions	(621)	(1,258)	(608)	(736)

Fair value of plan assets — end of year	—	—	—	—

Funded status — end of year	$(4,637)	$(4,923)	$(6,527)	$(8,141)

(Accrued) benefit cost:
(Accrued) benefit cost — beginning of year	$(4,060)	$(4,825)	$(8,429)	$(7,910)
Effect of settlement	(146)	(220)	—	—
Net periodic cost	(253)	(273)	(872)	(873)
Actual employer contributions	621	1,258	281	354

(Accrued) benefit cost — end of year	$(3,838)	$(4,060)	$(9,020)	$(8,429)

The net actuarial loss (gain) recognized in accumulated other comprehensive income (pre-tax) consists of the following at December 31, 2010, 2009, and 2008:

	Pension Benefits			Other Postretirement Benefits
	2010	2009	2008	2010	2009	2008
Net actuarial loss (gain)	$799	$863	$27	$(2,493)	$(288)	$(790)

The pension benefit obligation and other postretirement benefits are recognized in the consolidated balance sheets at December 31, 2010 and 2009 as follows:

	Pension Benefits		Other Postretirement Benefits
	2010	2009	2010	2009
Accrued liabilities - current	$643	$544	$398	$468
Pension and other employee benefit plans - noncurrent	3,994	4,379	6,129	7,673

Total	$4,637	$4,923	$6,527	$8,141

Net periodic benefit costs for the Company’s pension and postretirement plans for 2010, 2009, and 2008 were as follows:

	Pension Benefits			Other Postretirement Benefits
	2010	2009	2008	2010	2009	2008
Net periodic benefit cost:
Service cost	$—	$—	$—	$448	$448	$421
Amortization of net (gain)	44	—	—	(11)	(11)	—
Effect of Settlement	146	220	—	—	—	—
Interest cost	209	273	294	435	435	418

Net periodic benefit cost	399	493	294	872	872	839

Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Net actuarial (gain) loss	(64)	834	(300)	(2,205)	502	(430)

	(64)	834	(300)	(2,205)	502	(430)

Other changes in plan assets and benefit obligations recognized in net periodic benefit cost and other comprehensive income, (deficit) net	$335	$1,327	$(6)	$(1,333)	$1,374	$409

The estimated net (gain) loss and prior service cost that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $(235).

Assumptions used to estimate the actuarial present value of benefit obligations and the net periodic benefit costs for 2010, 2009, and 2008 were as follows:

	Pension Benefits			Other Postretirement Benefits
	2010	2009	2008	2010	2009	2008
Discount rate used to measure obligation — end of year	3.65%	4.49%	6.00%	5.20%	5.68%	6.30%
Discount rate used to determine period benefit cost — beginning of year	4.49%	6.00%	5.70%	5.68%	6.30%	6.30%
Expected long-term rate of return on assets	N/A	N/A	N/A	N/A	N/A	N/A
Rate of increase in compensation levels	N/A	N/A	N/A	N/A	N/A	N/A

The discount rate reflects the current rate at which the pension and other postretirement liabilities could be effectively settled at the end of the year. The discount rate was determined by matching the Company’s expected benefit payments, taking into account the plans’ demographics, to payments from a stream of corporate AA or higher bonds.

	2010	2009	2008
Assumed health care cost trend rates — end of year
Health care cost trend rate assumed for next year	8.0%	9.0%	10.0%
Ultimate trend rate assumed for future years	5.0%	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2013	2013	2013

A one percentage point change in the assumed health care cost trend rate would have an insignificant impact on the other postretirement benefits obligation at December 31, 2010 and 2009.

Future estimated annual benefit payments (and 2011 contributions) for pension and other postretirement benefit obligations are as follows:

Years Ending December 31,	Pension Benefits	Other Postretirement Benefits
2011	$643	$398
2012	630	386
2013	636	363
2014	587	372
2015	501	394
Thereafter	1,755	2,187

	$4,752	$4,100

Defined Contribution Plan

The Company has a defined contribution 401(k) plan that allows qualifying employees to contribute up to 30% of their annual pretax or after-tax compensation subject to Internal Revenue Service (IRS) limitations. Effective January 1, 2007, AGY may provide a voluntary matching employer contribution of 50% on up to 6% of each participant’s before-tax salary deferral. In addition, AGY may make an employer contribution to the plan based on the Company’s annual financial performance. For the years ended December 31, 2010, 2009 and 2008, the Company contributed or accrued $645, $550, and $1,146 respectively.

14.	STOCK BASED COMPENSATION

The Company’s stock-based compensation includes Holdings’ stock options and restricted stock. Total stock-based compensation was approximately $43, $415 and $1,627 in 2010, 2009 and 2008, respectively.

Stock Options — On April 7, 2006, Holdings adopted the 2006 stock option plan that provides that up to 1,335,000 shares of Holdings’ common stock are reserved for issuance under this plan, pursuant to the exercise of options under this plan, all contingent upon continuous employment through the date of vesting. Holdings had 11,483,915 shares of common stock outstanding as of December 31, 2010. Of these stock options, 50% vest over a three-year period from the grant date. The remaining 50% vest based on the Company achieving annual or cumulative financial targets over a three-year period from the grant date. These options expire in 2016, or 10 years from the first grants date. As of December 31, 2010, the Company exceeded one of the three-year plan financial targets, which triggered the vesting of one-third of the performance-based stock options granted in 2006. Up to their expiration date, the remainder of the performance-based stock options can vest upon a change of control or at the sole discretion of the Board of Directors.

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

The fair value of each grant was calculated with the following weighted-average assumptions:

Year of Grant	2010	2009	2008
Risk-free interest rate	1.78%	N/A	N/A
Expected life of option in years	4.4	N/A	N/A
Expected dividend yield	—	N/A	N/A
Expected volatility	41%	N/A	N/A

The weighted-average fair value of options outstanding was $4.04 and $4.12 per share at December 31, 2010 and 2009, respectively. Based on the fair value of the stock options, the stock-based compensation was $43, $415 and $1,492 in 2010, 2009 and 2008, respectively. The remaining unrecognized compensation at December 31, 2010 is estimated at $67 and is expected to be recognized as expense over the next three years.

A summary of Holdings’ stock options outstanding and exercisable and activity for 2008, 2009 and 2010 is summarized below:

	Number of Options	Weighted-Average Remaining Contractual Life (In Years)
Outstanding — January 1, 2008	1,310,000	8.5
Granted	—
Exercised	—
Forfeited/Expired	—

Outstanding — December 31, 2008	1,310,000	7.5

Granted	—
Exercised	—
Forfeited/Expired	(105,000)

Outstanding — December 31, 2009	1,205,000	6.4

Granted	70,000
Exercised	—
Forfeited/Expired	(125,000)

Outstanding — December 31, 2010	1,150,000	5.4

Vested or expected to vest — December 31, 2010	790,000	5.4

Exercisable — December 31, 2010	720,000	5.4

Restricted Stock Units — On April 7, 2006, Holdings also granted 100,000 restricted stock units (“RSU”) pursuant to the terms of an executive employment agreement. These RSUs vested 50% on both April 7, 2007, and April 8, 2008, and were subject to certain forfeiture conditions.

The stock-based compensation cost related to RSUs was $0, $0 and $135 for 2010, 2009 and 2008, respectively. There is no remaining unrecognized compensation expense for the RSUs at December 31, 2010.

15.	COMPREHENSIVE INCOME (DEFICIT)

The following table presents comprehensive income (deficit), which represents net income (loss) and other gains and losses affecting shareholder’s equity that are not reflected in the Company’s consolidated statements of operations:

	Twelve Months Ended December 31,
	2010	2009	2008
Net (loss) income attributable to AGY Holding Corp.	$(16,122)	$(92,393)	$170
Foreign currency translation adjustments	1,296	14	20
Pension and other postretirement benefit adjustments	1,426	(830)	448

Comprehensive (deficit) income attributable to AGY Holding Corp.	$(13,400)	$(93,209)	$638

Net income (loss) attributable to noncontrolling interest	$1,545	$(1,119)	$—
Foreign currency translation adjustments	297	8	—

Comprehensive income (deficit) attributable to noncontrolling interest	$1,842	$(1,111)	$—

Net (loss) income	$(14,577)	$(93,512)	$170
Foreign currency translation adjustments	1,593	22	20
Pension and other postretirement benefit adjustments	1,426	(830)	448

Comprehensive (loss) income, including portion attributable to noncontrolling interest	$(11,558)	$(94,320)	$638

16.	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company from time to time enters into fixed-price agreements for the energy requirements of its AGY US segment to reduce the variability of the cash flows associated with forecasted purchases of natural gas. Although these contracts are considered derivatives instruments, they typically meet the normal purchases exclusion contained in ASC 815 and are therefore exempted from the related accounting requirements. At December 31, 2010, the Company had existing contracts for physical delivery of natural gas at its Aiken, SC facility and at its Huntingdon, PA facility that fix the commodity cost of natural gas for approximately 70% and 90%, respectively, of its estimated natural gas purchase requirements in the next twelve months.

At December 31, 2010, the Company also had existing contracts for physical delivery of electricity at its Huntingdon, PA facility that fix the commodity cost of approximately 95% of its estimated electricity purchase requirements in the next twelve months.

The Company also uses, on occasion, foreign currency derivatives to manage the risk associated with fluctuations in foreign exchange rates. At December 31, 2010 and 2009, respectively the Company had no foreign currency hedging agreements in effect.

17.	INCOME TAXES

The income tax expense (benefit) for the years ended December 31, 2010, 2009 and 2008, consists of the following:

	2010			2009			2008
	Current	Deferred	Total	Current	Deferred	Total	Current	Deferred	Total
Federal	$(415)	$(5,636)	$(6,051)	$—	$(12,055)	$(12,055)	$—	$421	$421
State	105	(450)	(345)	28	(1,052)	(1,024)	201	613	814
Foreign	50	—	50	—	—	—	—	34	34

	$(260)	$(6,086)	$(6,346)	$28	$(13,107)	$(13,079)	$201	$1,068	$1,269

The differences between the effective tax rate used in the consolidated statements of income and the expected tax rate (computed by applying the U.S. federal corporate tax rate of 34% to income before income taxes) are as follows:

	2010	2009	2008
Income (loss) before income tax (expense) benefit:
- Domestic	$(26,294)	$(102,892)	$1,116
- Foreign	5,371	(3,699)	323

	$(20,923)	$(106,591)	$1,439

Computed expected tax provision (benefit)	$(7,114)	$(36,243)	$489
State taxes — net of federal benefit	69	(1,071)	68
Nondeductible items	25	959	42
Change in valuation allowance	1,545	722	(74)
Change in rate for deferred taxes	—	—	435
Bargain purchase gain	—	(6,928)	—
Impairment of goodwill	—	28,897	—
Foreign rate differential	(469)	538	(2)
Domestic net operating loss carryforward	(281)	—	—
ASC 740- 10 Reserve Release	(133)	—	—
Other	12	47	311

Income tax (benefit) expense	$(6,346)	$(13,079)	$1,269

The tax effect of temporary differences, which give rise to deferred tax assets (liabilities) are as follows at December 31, 2010 and 2009:

	2010	2009
Gross deferred tax assets:
Domestic net operating loss carryforward	$25,295	$25,237
Pension and other employee benefit plans, including stock-based compensation	6,552	6,452
Accrued liabilities	3,962	4,889
Foreign net operating loss carryforward	5,624	3,236
Other	59	331

Gross deferred tax assets	41,492	40,145
Less valuation allowance	(3,773)	(862)

Gross deferred tax assets — net of valuation allowance	37,719	39,283

Gross deferred tax liabilities:
Property, plant, and equipment	(34,074)	(41,631)
Intangible assets	(5,653)	(5,038)

Gross deferred tax liabilities	(39,727)	(46,669)

Net deferred tax liabilities	$(2,008)	$(7,386)

The net deferred tax liabilities are recognized as follows in the consolidated balance sheets at December 31, 2010 and 2009:

	2010	2009
Current deferred tax assets	$4,984	$6,382
Noncurrent deferred tax liabilities	(6,992)	(13,768)

Net deferred tax liabilities	$(2,008)	$(7,386)

The Company has determined that, at present, it is more likely than not that its foreign net operating loss (“NOL”) carryforward will not be realized. Therefore, a valuation allowance has been provided to reduce the carrying amount of the NOL carryforward to zero at December 31, 2010. The Company recorded during 2010 a valuation allowance for domestic deferred tax assets, which are not more-likely-than-not to be realized and do not relate to assets with indefinite useful life. Generally, the Company can recognize deferred tax assets for the losses incurred until such time that the aggregate deferred tax assets exceed aggregate deferred tax liabilities that do not relate to assets with an indefinite useful life.

At December 31, 2010, the Company had domestic federal NOL carryforwards of approximately $69,733 and state NOL carryforwards of approximately $39,501 that will begin expiring in 2026. Also at December 31, 2010, the Company had foreign NOL carryforwards of approximately $22,495 that begin expiring in 2013.

Uncertain Tax Positions — The Company follows ASC 740. The total amount of unrecognized tax benefits, excluding the impact of interest and penalties, as of December 31, 2010 and 2009, was $262 and $886, respectively, of which approximately $6 would impact the effective rate for both years if recognized. In accordance with its accounting policy, the Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of tax expense. During 2010 and 2009, accrued interest and penalties were minimal. The Company’s consolidated balance sheet as of December 31, 2010 includes interest and penalties of $2 and $2 respectively.

The following table summarizes the activity related to the Company’s unrecognized tax benefits, excluding interest and penalties:

Balance as of January 1, 2008	$409
Additions based on tax positions related to the current year	2
Additions for tax positions of prior years	1
Reductions for tax positions of prior years	(6)
Expiration of the statute of limitations for the assessment of taxes	—

Balance as of December 31, 2008	406

Additions for tax positions of prior years	480

Balance as of December 31, 2009	886

Reductions for tax positions of prior years	(498)
Expiration of the statute of limitations for the assessment of taxes	(126)

Balance as of December 31, 2010	$262

The Company does not anticipate the balance of gross unrecognized tax benefits at December 31, 2010, to significantly change during the next 12 months.

As of December 31, 2010, the Company is subject to U.S. federal income tax examinations for the tax years 2008 through 2010; In addition, the Company is subject to state and local income tax examinations for the tax years 2007 through 2009. The Company concluded a U.S. federal income tax examination during 2010 for the year ended December 31, 2007, which resulted in no adjustments.

18.	ALLOY METAL LEASES

The Company leases under short-term operating leases (generally with lease terms from six to twelve months) a significant portion of the alloy metals needed to support our manufacturing operations. During the years ended December 31, 2010, 2009 and 2008, total lease costs of alloy metals were approximately $3,648, $3,595 and $7,620, respectively, and were classified as a component of cost of goods sold.

The Company has leased alloy metals under the following three agreements during 2010, 2009 and 2008:

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

Owens Corning Master Lease Agreement — In October 2007, as part of the CFM acquisition, the Company entered into a master lease agreement with OC to lease up to approximately 19,800 ounces of platinum and 3,400 ounces of rhodium, exclusively for use in the Huntingdon, PA CFM and Anderson, SC manufacturing operations. Effective October 24, 2008, the Company terminated the OC master lease agreement.

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

At December 31, 2010, the Company leased approximately 39,100 ounces of platinum and 2,200 ounces of rhodium under the New Master Lease Agreement, with a notional value of approximately $63,400 and $4,900, respectively. All of the leases outstanding at December 31, 2010 had initial terms of six to twelve months, maturing no later than December 12, 2011 (with future minimum rentals of approximately $2,290 until maturity in December 2011).

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

At December 31, 2010, there were no assets or liabilities required to be measured at fair value in periods subsequent to their initial recognition.

At December 31, 2009, assets or liabilities measured at fair value in periods subsequent to their initial recognition only include the AGY US segment goodwill, which was partially impaired as of June 30, 2009 and was tested for annual impairment during the fourth quarter of 2009. The valuation methodologies used to determine fair value, with the assistance of a third party valuation specialist, were:

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

In accordance with the provisions of ASC 350-20, the goodwill of the AGY US segment with a carrying amount of approximately $84,992 as of December 31, 2008 was written off as of December 31, 2009 through impairment charges in earnings for $44,466 in the second quarter of 2009 and $40,526 in the fourth quarter of 2009.

20.	NONCONTROLLING INTEREST

As discussed in Note 3, on June 10, 2009 the Company purchased a 70% controlling interest in AGY Asia. The 30% noncontrolling interest (“NCI”) was recorded at the acquisition date at a fair value of $12,431, which was derived from an option agreement, pursuant to which the Company has the right to purchase the remaining 30% NCI at a stipulated multiple of earnings before interest, taxes, depreciation and amortization if certain financial performances are achieved. Grace has the right to put their remaining 30% ownership to the Company after the one-year anniversary of the execution of the AGY Asia Purchase Agreement at a stipulated multiple of earnings before interest, taxes, depreciation and amortization. The put option became exercisable upon the first anniversary of the completion date of the AGY Asia acquisition, June 10, 2010, and will expire on December 31, 2013.

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

At December 31, 2010 and 2009, the Company recorded the attribution of the NCI net income (loss) and other comprehensive income (loss) and performed a subsequent measurement of the probable redemption amount. As the present value of the probable redemption price was below the initial carrying value of the NCI and as the redemption was still probable, the Company concluded that the mezzanine classification was still appropriate as of December 31, 2009. As of December 31, 2010 the equity instrument became redeemable but remains below its initial carrying value. Therefore, only the redemption amount assessed as of December 31, 2010 is classified in mezzanine equity and any NCI above this amount is presented in permanent equity.

Changes in noncontrolling interest during the year ended December 31, 2009 and 2010 are set forth below:

	Mezzanine Equity	Permanent Equity	Total NCI
Balance as of January 1, 2009	$—	$—	$—
Noncontrolling interest in AGY Asia on June 10, 2009	12,431	—	12,431
Net (loss) attributable to NCI – AGY Asia	(1,119)	—	(1,119)
Other comprehensive income attributable to NCI – AGY Asia	8	—	8

Balance as of December 31, 2009	11,320	—	11,320

Net income attributable to NCI – AGY Asia	1,486	—	1,486
Other comprehensive income attributable to NCI – AGY Asia	297	—	297
Adjustment to NCI Redemption amount assessment	(9,702)	9,702	—

Balance as December 31, 2010	$3,401	$9,702	$13,103

21.	VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

For the Year Ended December 31, 2009	Balance at Beginning of Period	Charged to Costs and Expenses		Write-offs	Deductions / Other		Acquisitions and Divestitures	Balance at End of Period
Allowance for Trade Receivables	$3,604	8,778	(1)	(50)	(9,858	)(2)	84	$2,558
Allowance for inventories	$1,482	(987)		—	—		2,123	$2,618
Tax valuation allowance	$34	722		—	—		106	$862

For the Year Ended December 31, 2010	Balance at Beginning of Period	Charged to Costs and Expenses		Write-offs	Deductions / Others		Acquisitions and Divestitures	Balance at End of Period
Allowance for Trade Receivables	$2,558	9,086	(1)	—	(8,520	)(2)	—	$3,124
Allowance for inventories	$2,618	—		—	(789)		—	$1,829
Tax valuation allowance	$862	1,545		—	1,366		—	$3,773

(1)	Includes rebates accrued to sales.
(2)	Includes rebates paid to customers

22.	COMMITMENTS AND CONTINGENCIES

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

In addition to the alloy metal leases discussed in Note 18, the Company also leases manufacturing and other equipment and property under operating leases. Total rent expense for the years ended December 31, 2010, 2009 and 2008, was approximately $1,630, $1,970 and $1,350, respectively. The following summarizes the future minimum lease payments for each of the next five years and the total thereafter:

Years Ending December 31,
2011	$1,114
2012	1,069
2013	1,063
2014	1,059
2015	596

$4,901

The Company is obligated to make minimum purchases of marbles from OC of approximately $1,050 in 2011.

23.	SEGMENT INFORMATION

Since the acquisition of AGY Asia on June 10, 2009 as discussed in Note 3, the Company has two reportable segments, each a separate operating segment. The AGY US segment includes the US manufacturing operations and its sale of advanced glass fibers that are used worldwide as reinforcing materials in numerous high-value applications and end-markets through AGY Holding Corp., its wholly owned domestic and French subsidiaries. The AGY Asia segment includes the manufacturing operations of the Company’s 70% controlling ownership of AGY Hong Kong Limited and its sale of advanced glass fibers that are used primarily in the Asian electronics markets. The Company’s operating segments are managed separately based on differences in their manufacturing and technology capabilities, products and services and their end-markets as well as their distinct financing agreements. The financial results for the Company’s operating segments are prepared using a management approach, which is consistent with the basis and manner in which the Company internally segregates financial information for the purpose of making internal operating decisions. The Company evaluates the performance of its operating segments based on operating profit. Corporate and certain other expenses are not allocated to the operating segments, except to the extent that the expense can be directly attributable to the operating segment.

Because the Company operated as one business segment until June 10, 2009 as discussed above, the operating results by business segment and other financial data are only presented below for the years ended December 31, 2010 and 2009:

Twelve Months Ended December 31, 2010

	AGY US	AGY Asia	Corporate and Other (1)	Total
Total net sales	$158,501	$28,159	$(2,986)	$183,674
Income (loss) from operations (1)	2,093	1,167	(1,587)	1,673
Depreciation and amortization	10,012	5,523	4,114	19,649
Alloy metals depletion, net	7,633	470	—	8,103
Property, plant and equipment, and alloy metals, net	130,679	89,659	—	220,338
Carrying amount of intangible assets	17,953	—	—	17,953
Total assets	193,516	105,171	—	298,687

(1)	Operating loss for the year ended December 31, 2010 within the corporate and other segment includes primarily, $2,658 of restructuring expense and $4,114 of accelerated depreciation expense (discussed in Note 8), stock compensation expense, the $750 management fees payable to the Company’s sponsor, $331of loss recorded on the sale of assets partially offset by the $6,276 gain from contract termination (discussed in Note 9).

Twelve Months Ended December 31, 2009

	AGY US	AGY Asia	Corporate and Other (2)	Total
Total net sales	$141,058	$12,983	$(189)	$153,852
Loss from operations (1)	(15,411)	(2,487)	(88,300)	(106,198)
Depreciation and amortization	10,637	2,974	—	13,611
Alloy metals depletion, net	6,475	258	—	6,733
Property, plant and equipment, and alloy metals, net	159,466	89,630	—	249,096
Carrying amount of intangible assets	19,667	—	—	19,667
Total assets	227,083	103,783	—	330,866

(2)	Operating loss for the twelve months ended December 31, 2009 within the corporate and other segment includes primarily, $84,992 of goodwill impairment charge related to the AGY US segment (discussed in Note 7), $2,725 of acquisition-related costs (discussed in Note 3), $789 of restructuring expense (discussed in Note 8), stock compensation expense and the management fees payable to the Company’s sponsor, partially offset by the gain recorded on the sale of assets.

24.	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

As described in Note 10, an aggregate of $172,000 of the Notes remain outstanding as of December 31, 2010. The Notes are guaranteed, fully, unconditionally and jointly and severally, by each of AGY Holding Corp.’s existing and future wholly-owned domestic subsidiaries, other than immaterial subsidiaries (collectively, the “Combined Guarantor Subsidiaries”).

For the purpose of the following footnote:

•	AGY Holding Corp. is referred to as “Parent”;

•	The Combined Guarantor Subsidiaries represent all subsidiaries other than the Combined Nonguarantor subsidiaries defined below; and

•	The “Combined Nonguarantor Subsidiaries” as of December 31, 2010 include only the subsidiaries forming AGY Asia: AGY Cayman LLC, AGY Hong Kong Ltd and AGY Shanghai.

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

Condensed Consolidating Balance Sheet

	As of December 31, 2010
	Parent	Combined Guarantor Subsidiaries	Combined Nonguarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Total current assets	$1,859	$42,769	$14,710	$—	$59,338
Due from (to) affiliates	(31,584)	33,309	(1,725)	—	—
Property, plant and equipment, net	76,672	54,007	89,659	—	220,338
Intangible assets, net	2,083	15,870	—	—	17,953
Investment in unconsolidated entities	159,404	—	—	(159,404)	—
Other assets	35	221	802	—	1,058

Total	$208,469	$146,176	$103,446	$(159,404)	$298,687

LIABILITIES, OBLIGATION UNDER PUT/CALL FOR NONCONTROLLING INTEREST AND SHAREHOLDER’S EQUITY
Total current liabilities	$6,365	$12,914	$22,003	$—	$41,282
Long-term debt	189,950	—	25,023	—	214,973
Other long-term liabilities	—	16,734	381	—	17,115
Obligation under put/call for noncontrolling interest	—	—	3,401	—	3,401
Parent’s shareholder’s equity	12,154	116,528	42,876	(159,404)	12,154
Noncontrolling interest equity	—	—	9,762	—	9,762

Total	$208,469	$146,176	$103,446	$(159,404)	$298,687

Condensed Consolidating Statements of Operations

	Year Ended December 31, 2010
	Parent	Combined Guarantor Subsidiaries	Combined Nonguarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$158,501	$28,159	$(2,986)	$183,674
Cost of goods sold	—	147,669	24,249	(2,986)	168,932

Gross profit	—	10,832	3,910	—	14,742

Selling, general and administrative expenses	(793)	(12,434)	(2,743)	147	(15,823)
Restructuring charges	—	(2,658)	—	—	(2,658)
Amortization of intangible assets	—	(1,003)	—	—	(1,003)
Other operating (expense) income	(331)	617	6,276	(147)	6,415

Income (loss) from operations	(1,124)	(4,646)	7,443	—	1,673

Interest expense	(20,374)	—	(2,408)	—	(22,782)
Equity earnings (losses) in consolidated entities	1,689	—	—	(1,689)	—
Other income (expense), net	—	71	115	—	186

(Loss) income before income tax benefit	(19,809)	(4,575)	5,150	(1,689)	(20,923)
Income tax benefit	5,232	1,114	—	—	6,346

Net (loss) income	(14,577)	(3,461)	5,150	(1,689)	(14,577)

Less: Net (income) loss attributable to the noncontrolling interest	(1,545)	—	(1,545)	1,545	(1,545)

Net (loss) income attributable to AGY Holding Corp.	$(16,122)	$(3,461)	$3,605	$(144)	$(16,122)

Condensed Consolidating Statements of Cash Flows

	Year Ended December 31, 2010
	Parent	Combined Guarantor Subsidiaries	Combined Nonguarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss) income	$(14,577)	$(3,461)	$5,150	$(1,689)	(14,577)
Equity (earnings) losses in unconsolidated entities	(1,689)	—	—	1,689	—
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Gain from contract termination	—	—	(6,276)	—	(6,276)
Depreciation, alloy metals depletion and amortization	711	21,759	5,993	—	28,463
Loss on sale, disposal of assets or exchange of property and equipment and alloy metals	331	—	—	—	331
Stock compensation	43	—	—	—	43
Deferred income tax benefit	(5,232)	(854)	—	—	(6,086)
Change in assets and liabilities	2,504	(4,778)	(3,769)	—	(6,043)
Parents loans and advances	4,945	(6,190)	1,245	—	—

Net cash (used in) provided by operating activities	(12,964)	6,476	2,343	—	(4,145)

Cash flows from investing activities:
Purchase of property, plant and equipment and alloy metals	—	(6,476)	(3,362)	—	(9,838)
Proceeds from the sale of property and equipment and alloy metals	14,146	—	—	—	14,146

Net cash provided by (used in) investing activities	14,146	(6,476)	(3,362)	—	4,308

Cash flows from financing activities:
Net (payments) proceeds (of) from Revolving Credit Facility	(1,300)	—	—	—	(1,300)
Net proceeds (payments) from (of) Asia Credit Facility	—	—	1,012	—	1,012
Debt issuances and others	(100)	—	—	—	(100)

Net cash (used in) provided by financing activities	(1,400)	—	1,012	—	(388)

Effect of exchange rate changes on cash	—	—	(82)	—	(82)

Net decrease in cash	(218)	—	(89)	—	(307)

Cash, beginning of year	783	—	2,656	—	3,439

Cash, end of year	$565	$—	$2,567	$—	$3,132

Condensed Consolidating Balance Sheet

	As of December 31, 2009
	Parent	Combined Guarantor Subsidiaries	Combined Nonguarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Total current assets	$1,059	$46,650	$13,088	$—	$60,797
Due from (to) affiliates	(19,415)	20,429	(724)	(290)	—
Property, plant and equipment, net	98,566	60,900	89,630	—	249,096
Intangible assets, net	2,794	16,873	—	—	19,667
Investment in unconsolidated entities	140,545	—	—	(140,545)	—
Other assets	20	222	1,064	—	1,306

Total	$223,569	$145,074	$103,058	$(140,835)	$330,866

LIABILITIES, OBLIGATION UNDER PUT/CALL FOR NONCONTROLLING INTEREST AND SHAREHOLDER’S EQUITY
Total current liabilities	$6,808	$16,695	$18,581	$—	$42,084
Long-term debt	191,250	—	30,416	—	221,666
Other long-term liabilities	—	25,319	4,966	—	30,285
Obligation under put/call for noncontrolling interest	—	—	11,320	—	11,320
Parent’s shareholder’s equity	25,511	103,060	37,775	(140,835)	25,511

Total	$223,569	$145,074	$103,058	$(140,835)	$330,866

Condensed Consolidating Statements of Operations

	Year Ended December 31, 2009
	Parent	Combined Guarantor Subsidiaries	Combined Nonguarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$141,058	$12,983	$(189)	$153,852
Cost of goods sold	—	143,078	13,627	(193)	156,512

Gross (loss) profit	—	(2,020)	(644)	4	(2,660)

Selling, general and administrative expenses	(1,165)	(13,211)	(1,663)	76	(15,963)
Restructuring charges	—	(789)	—	—	(789)
Amortization of intangible assets	—	(1,003)	—	—	(1,003)
Goodwill impairment charge	—	(84,992)	—	—	(84,992)
Other operating income (expense)	1,190	847	(2,748)	(80)	(791)

Income (loss) from operations	25	(101,168)	(5,055)	—	(106,198)

Interest expense	(20,499)	—	(1,736)	—	(22,235)
Equity (losses) earnings in unconsolidated entities	(81,524)	—	—	81,524	—
Gain on bargain purchase	—	—	20,376	—	20,376
Other income, net	1,138	15	313	—	1,466

(Loss) income before income tax benefit	(100,860)	(101,153)	13,898	81,524	(106,591)
Income tax benefit	7,348	5,731	—	—	13,079

Net (loss) income	(93,512)	(95,422)	13,898	81,524	(93,512)

Less: Net loss (income) attributable to the noncontrolling interest	1,119	—	1,119	(1,119)	1,119

Net (loss) income attributable to AGY Holding Corp.	$(92,393)	$(95,422)	$15,017	$80,405	$(92,393)

Condensed Consolidating Statements of Cash Flows

	Year Ended December 31, 2009
	Parent	Combined Guarantor Subsidiaries	Combined Nonguarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss) income	$(93,512)	$(95,422)	$13,898	$81,524	$(93,512)
Equity (earnings) losses in unconsolidated entities	81,524	—	—	(81,524)	—
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Goodwill impairment charge	—	84,992	—	—	84,992
Effect of adopting ASC 805 for acquisition-related costs	1,098	—	—	—	1,098
Gain on bargain purchase for majority interest business acquisition	—	—	(20,376)	—	(20,376)
Depreciation, alloy metals depletion and amortization	713	17,112	3,232	—	21,057
Gain on sale, disposal of assets or exchange of property and equipment and alloy metals	(1,190)	12	—	—	(1,178)
Gain on early extinguishment of debt	(1,138)	—	—	—	(1,138)
Stock compensation	415	—	—	—	415
Deferred income tax (benefit) expense	(7,348)	(5,759)	—	—	(13,107)
Change in assets and liabilities	5,119	6,121	(637)	—	10,603
Parents loans and advances	(6,551)	3,803	2,748	—	—

Net cash (used in) provided by operating activities	(20,870)	10,859	(1,135)	—	(11,146)

Cash flows from investing activities:
Purchase of property, plant and equipment and alloy metals	—	(12,098)	(1,251)	—	(13,349)
Proceeds from the sale of property and equipment and alloy metals	15,939	—	—	—	15,939
(Increase) decrease in restricted cash	—	1,239	11,817	—	13,056
Payment for majority interest business acquisition, net of cash acquired	(20,000)	—		1,847	(18,153)

Net cash (used in) provided by investing activities	(4,061)	(10,859)	10,566	1,847	(2,507)

Cash flows from financing activities:
Net proceeds (payments) from (of) Revolving Credit Facility	2,850	—	—	—	2,850
Purchases of Senior Secured Notes	(1,793)	—	—	—	(1,793)
Net proceeds (payments) from (of) Asia Credit Facility	—	—	3,635	—	3,635
Payment on Shanghai Grace Fabrication Corporation loan	—	—	(12,309)	—	(12,309)
Capital contribution	20,000	—	—	—	20,000
Debt issuances and others	(100)	—	—	—	(100)

Net cash provided by (used in) financing activities	20,957	—	(8,674)	—	12,283

Effect of exchange rate changes on cash	(3)	—	52	—	49

Net (decrease) increase in cash	(3,977)	—	809	1,847	(1,321)

Cash, beginning of year	4,760	—	1,847	(1,847)	4,760

Cash, end of year	$783	$—	$2,656	$—	$3,439

25.	SUBSEQUENT EVENTS

On March 8, 2011, the Company entered into an amended senior secured loan and security agreement that provides for a credit facility of up to $50,000 (“the Amended Credit Facility”). The Amended Credit Facility matures on the earlier of March 8, 2015 or 90 days prior to the maturity date of the Notes and includes a $20,000 sub-limit for the issuance of letters of credit and a $5,000 sub-limit for swing line loans. The borrowing base for the Amended Credit Facility is equal to the sum of: (i) an advance rate against eligible accounts receivable of up to 85%, plus (ii) the lesser of (A) 65% of the book value of eligible inventory (valued at the lower of cost or market) and (B) 85% of the net orderly liquidation value for eligible inventory, plus (iii) up to $40,000 of eligible alloy inventory, minus (iv) 100% of mark-to-market risk on certain interest hedging arrangements, minus (v) a reserve of $7,500, and minus (vi) other reserves as the lender may determine in its permitted discretion.

The interest rate for borrowings is LIBOR plus 3.0% or Base Rate plus 2.0% through June 1, 2011 and then may be adjusted downward to LIBOR plus 2.5% or Base Rate plus 1.5%, depending on our fixed charge coverage ratio. In addition, there are customary commitment and letter of credit fees under the Amended Credit Facility.

All obligations under the Amended Credit Facility are guaranteed by Holdings. The Company’s obligations under the Amended Credit Facility are secured, subject to permitted liens and other agreed upon exceptions, by a first-priority security interest in substantially all of the Company’s assets.

Proceeds from the revolving loan were used to repay all amounts, and terminate all commitments outstanding under our Credit Facility and to pay fees and expenses in connection with the refinancing. We incurred approximately $800 in issuance costs, which will be expensed over the life of the Amended Credit Facility.

Under the Amended Credit Facility, the Company and its subsidiaries are required on a consolidated basis, excluding AGY Asia, to satisfy certain financial performance criteria. Specifically, if any revolving credit facility commitments are outstanding and after the occurrence of (a) a default or event of default or (b) excess availability being less than $6,250 as of the last day of the most recent fiscal month ended, the Company must maintain a fixed charge coverage ratio of at least 1.0 to 1.0 for each period of four fiscal quarters ended during, or on the last day of the fiscal quarter immediately before the events listed in (a) and (b) above.

The Amended Credit Facility contains customary representations and warranties and customary affirmative and negative covenants, including, among other things, restrictions on indebtedness, liens, investments, mergers and consolidations, dividends and other payments in respect to capital stock, transactions with affiliates, and optional payments and modifications of subordinated and other debt instruments. The Amended Credit Facility also includes customary events of default, including a default upon a change of control. Under certain events of default and other conditions, including failure to pay indebtedness under the Notes, payment of the outstanding principal and interest could be accelerated.

As of the closing date of March 8, 2011, the Company had issued letters of credit totaling $2,400 and had cash borrowings of $24,800 leaving total undrawn availability of $21,100.