Form 10-Q
period 2011-03-31
AGY Holding Corp.
filed 2011-05-16
CIK 1431824

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2011

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

There is no established trading market for the Common Stock of the registrant. The total number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of May 13, 2011 was 100.

PART I – FINANCIAL INFORMATION

ITEM 1. – Consolidated Financial Statements

AGY Holding Corp. and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands except per share amounts)

	March 31, 2011 (Unaudited)	December 31, 2010
Assets
Current assets:
Cash	$4,237	$3,132
Trade accounts receivable, less allowances of $2,036 and $3,123 at March 31, 2011 and December 31, 2010, respectively	22,385	17,965
Inventories, net	33,719	31,260
Deferred tax assets	4,650	4,984
Other current assets	2,505	1,997

Total current assets	67,496	59,338
Property, plant and equipment, and alloy metals, net	217,896	220,338
Intangible assets, net	18,447	17,953
Other assets	975	1,058

TOTAL	$304,814	$298,687

Liabilities, Obligation Under Put/Call for Noncontrolling Interest and Shareholder’s Equity
Current liabilities:
Accounts payable	$14,439	$11,730
Accrued liabilities	15,416	11,320
Short-term borrowings	9,969	9,890
Current portion of long-term debt	8,426	8,342

Total current liabilities	48,250	41,282

Long-term debt	221,269	214,973
Pension and other employee benefit plans	9,818	10,123
Deferred tax liabilities	6,658	6,992

Total liabilities	285,995	273,370

Commitments and contingencies
Obligation under put/call for noncontrolling interest	1,784	3,401

Shareholder’s equity:
Common stock, $.01 par value per share; 1,000 shares authorized; 100 shares issued and outstanding at March 31, 2011 and December 31, 2010	—	—
Additional paid-in capital	122,194	122,187
Accumulated deficit	(119,450)	(112,562)
Accumulated other comprehensive deficit	2,988	2,529

Total AGY Holding Corp. shareholder’s equity	5,732	12,154
Noncontrolling interest	11,303	9,762

Total shareholder’s equity	17,035	21,916

TOTAL	$304,814	$298,687

The accompanying notes are an integral part of the unaudited consolidated financial statements.

AGY Holding Corp. and Subsidiaries

Consolidated Statements of Operations

(Dollars in thousands, unless otherwise noted)

	(Unaudited)
	Three Months Ended March 31,
	2011	2010
Net sales	$44,932	$45,573
Cost of goods sold	(41,882)	(40,965)

Gross profit	3,050	4,608
Selling, general and administrative expenses	(3,981)	(3,896)
Restructuring charges	(17)	(328)
Amortization of intangible assets	(251)	(251)
Other operating expense	(154)	(1,701)

Loss from operations	(1,353)	(1,568)
Other non-operating (expense) income:
Interest expense	(5,759)	(5,877)
Other income, net	43	21

Loss before income tax benefit	(7,069)	(7,424)
Income tax benefit	—	2,359

Net loss	(7,069)	(5,065)
Less: Net loss attributable to the noncontrolling interest	181	285

Net loss attributable to AGY Holding Corp.	$(6,888)	$(4,780)

The accompanying notes are an integral part of the unaudited consolidated financial statements.

AGY Holding Corp. and Subsidiaries

Consolidated Statements of Cash Flows

(Dollars in thousands, unless otherwise noted)

	(Unaudited)
	Three Months Ended March 31,
	2011	2010
Cash flow from operating activities:
Net loss	$(7,069)	$(5,065)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,853	3,750
Alloy metals depletion, net	1,619	3,280
Amortization of debt issuance costs	182	178
Amortization of intangibles with definite lives	251	251
(Gain) loss on sale, disposal or exchange of property and equipment and alloy metals	(25)	1,924
Stock compensation	7	20
Deferred income tax benefit	—	(2,395)
Changes in assets and liabilities:
Trade accounts receivable	(4,420)	(6,692)
Inventories	(2,459)	497
Other assets	(401)	(1,056)
Accounts payable	2,487	(2,613)
Accrued liabilities	4,174	3,590
Pension and other employee benefit plans	(305)	170

Net cash used in operating activities	(2,106)	(4,161)

Cash flows from investing activities:
Purchases of property and equipment and alloy metals	(1,915)	(2,273)
Proceeds from the sale of property and equipment and alloy metals	—	3,663

Net cash (used in) provided by investing activities	(1,915)	1,390

Cash flows from financing activities:
Proceeds from Revolving Credit Facility borrowings	18,809	14,750
Payments on Revolving Credit Facility borrowings	(12,709)	(14,600)
Proceeds from AGY Asia Credit Facility borrowings	—	2,938
Debt issuance costs and others	(927)	—

Net cash provided by financing activities	5,173	3,088

Effect of exchange rate changes on cash	(47)	7

Net increase (decrease) in cash	1,105	324

Cash, beginning of period	3,132	3,439

Cash, end of period	$4,237	$3,763

Supplemental disclosures of cash flow information:
Cash paid for interest	$778	$754

Cash paid for income taxes	$—	$10

Supplemental disclosures of non cash financing/investing activities:
Increase in minimum pension liability adjustment	$—	$59

Construction in-progress included in accounts payable	$804	$528

The accompanying notes are an integral part of the unaudited consolidated financial statements.

AGY HOLDING CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, unless otherwise noted)

1.	General

As used in this Form 10-Q and in these notes, the terms “AGY”, the “Company”, “we,” “us,” or “our” mean AGY Holding Corp. and subsidiary companies. The accompanying unaudited interim consolidated financial statements are those of AGY Holding Corp. and subsidiary companies. Refer to Note 2 to the consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2010 (the “2010 Form 10-K”) for a discussion of our significant accounting policies.

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

Currently, the Company has two manufacturing facilities in the United States and one in the People’s Republic of China (“PRC” or “China”) and operates as two reportable segments (each a single operating segment) consisting of AGY U.S. manufacturing operations (“AGY US”) and AGY Asian manufacturing operations (“AGY Asia”).

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

The Company’s business is conducted through AGY Holding Corp., its two wholly-owned domestic subsidiaries, AGY Aiken LLC and AGY Huntingdon LLC and its wholly-owned foreign subsidiaries, AGY Europe SARL (France) and AGY Cayman LLC (Cayman Islands). AGY Cayman LLC (Cayman Islands) is the holding company of the 70% controlling ownership in AGY Hong Kong Ltd. (formerly Main Union Industrial Ltd.) and its subsidiaries (which are collectively referred to herein as “AGY Asia”) since June 10, 2009. All significant intercompany accounts and transactions have been eliminated in consolidation.

The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto included in our 2010 Form 10-K. The December 31, 2010 balances are derived from the audited financial statements in the 2010 Form 10-K.

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates and are subject to risks and uncertainties, including those identified in the “Risk Factors” section of our 2010 Form 10-K. Changes in facts and circumstances may have a significant impact on the resulting financial statements.

Adoption of new accounting standards

There were no accounting standards issued during the quarter that the company believes would have a material impact on the financial statements.

2.	Inventories, net

Inventories, net of reserves for excess, obsolete, and write-downs to lower of cost or market adjustments of $1,768 and $1,829 as of March 31, 2011 and December 31, 2010, respectively, consist of the following:

	March 31, 2011	December 31, 2010
Finished goods and work in process	$22,077	$21,323
Materials and supplies	11,642	9,937

	$33,719	$31,260

3.	Property, Plant and Equipment and Alloy Metals

Property, plant and equipment and alloy metals consist of the following:

	March 31, 2011	December 31, 2010
Land and land use rights	$12,004	$11,893
Buildings and leasehold improvements	38,435	38,169
Machinery and equipment	146,922	146,341
Alloy metals (net of depletion)	85,120	86,279

	282,481	282,682
Less – Accumulated depreciation	(68,645)	(64,400)

	213,836	218,282
Construction-in-progress	4,060	2,056

	$217,896	$220,338

Depreciation expense was $3,853 and $3,750 in the three months ended March 31, 2011 and 2010, respectively.

Depletion of alloy metals was $1,619 and $3,280 (net of recoveries and excluding expense to process such recoveries), in the three months ended March 31, 2011 and 2010, respectively.

During the first three months of 2010, the Company sold alloy metals for net proceeds of $3,663 and recognized a loss of $1,924 classified as “other operating expense”. No alloy metals were sold during 2011.

4.	Intangible Assets

Intangible assets subject to amortization and trademarks, which are not amortized, consist of the following:

	March 31, 2011	December 31, 2010	Estimated Useful Lives
Intangible assets subject to amortization:
Customer relationships – U.S.	$4,800	$4,800	11 years
Process technology	10,200	10,200	18 years
Deferred financing fees	6,001	5,075	4 to 8 years

Sub-Total	21,001	20,075
Less – Accumulated amortization	(8,167)	(7,735)

	12,834	12,340
Trademarks – not amortized	5,613	5,613

Net intangible assets	$18,447	$17,953

In March 2011, the Company entered into an amended senior secured loan and security agreement (“Amended Credit Facility”) for AGY US and incurred approximately $0.9 million in debt issuance costs. These costs are treated as additional deferred financing fees amortized by the straight-line method over the remaining life of the Amended Credit Facility, which approximates the effective interest method.

The Company’s process technology consists of several patents that relate to the design, application or manufacturing for key products, and its estimated useful life is based on the average legal life of the patents and the Company’s estimated economic life of the processes.

5.	Restructuring Initiatives

As part of the Company’s continuing review and improvement of its cost structure, actions were taken in 2010 to further optimize the AGY US segment manufacturing footprint. The Company downsized and flexed certain underutilized manufacturing facilities in the U.S. to improve profitability and better adjust its production capacity to projected future worldwide market demand. In conjunction with these actions, during the three months ended March 31, 2010, the Company recorded $328 of charges that related primarily to the relocation of certain manufacturing equipment and were included in “Restructuring charges”. Most of the cash costs related to these actions were incurred and paid during the same period. The $239 unpaid liabilities as of December 31, 2010 from the Company’s 2010 restructuring initiatives were paid during the first quarter of 2011.

Although no material additional restructuring expenses were incurred during the first three months of 2011, the Company continues to evaluate its global manufacturing footprint in an effort to optimize its production capacity and its overhead cost structure. As a result of this evaluation, similar activities could result in additional cash payments and accelerated depreciation expense.

6.	Accrued Liabilities

Accrued liabilities consist of the following:

	March 31, 2011	December 31, 2010
Vacation	$1,806	$1,925
Real and personal property taxes	1,791	2,774
Payroll and benefits	1,618	1,525
Interest	7,214	2,465
Current portion of pension and other employee benefits	1,041	1,041
Accrued non refundable PRC value added tax	1,012	873
Other	934	717

Total accrued liabilities	$15,416	$11,320

7.	Debt

Principal amounts of indebtedness outstanding under the Company’s financing arrangements consist of the following:

	March 31, 2011	December 31, 2010
Senior secured notes	$172,000	$172,000
Senior secured revolving credit facility	24,050	17,950
AGY Asia credit facility – non-recourse	43,614	43,255

Total debt	239,664	233,205
Less – Short-term debt and current portion of long-term debt – AGY Asia	18,395	18,232

Total long-term debt	$221,269	$214,973

Senior Secured Revolving Credit Facility

The Company’s $40,000 Senior Secured Revolving Credit Facility was scheduled to mature in October 2011. On March 8, 2011 the Company entered into the Amended Credit Facility that provides for an expanded credit facility of up to $50,000 and matures on the earlier of March 8, 2015 or 90 days prior to the maturity date of the senior secured notes. The Amended Credit Facility includes a $20,000 sublimit for the issuance of letters of credit and a $5,000 sublimit for swing line loans. The terms of the Amended Credit Facility are similar to the superseded facility and summarized below. The borrowing base for the Amended Credit Facility is equal to the sum of: (i) an advance rate against eligible accounts receivable of up to 85%, plus (ii) the lesser of (A) 65% of the book value of eligible inventory (valued at the lower of cost or market) and (B) 85% of the net orderly liquidation value for eligible inventory, plus (iii) up to $40,000 of eligible alloy inventory, minus (iv) 100% of market-to-market risk on certain interest hedging arrangements, minus (v) a reserve of $7,500, and minus (vi) other reserves as the lender may determine in its permitted discretion.

The interest rate for borrowings is LIBOR plus 3.0% or Base Rate plus 2.0% through June 1, 2011 and then may be adjusted downward to LIBOR plus 2.5% or Base Rate plus 1.5%, depending on the Company’s fixed charge coverage ratio. In addition, there are customary commitment and letter of credit fees under the Amended Credit Facility.

All obligations under the Amended Credit Facility are guaranteed by Holdings. The Company’s obligations under the Amended Credit Facility are secured, subject to permitted liens and other agreed upon exceptions, by a first-priority security interest in substantially all of the Company’s assets.

Proceeds from the Amended Credit Facility loan were used to repay all amounts, and terminate all commitments outstanding under our previous $40 million Credit Facility and to pay fees and expenses in connection with the refinancing.

The Company incurred approximately $900 in issuance costs, which will be expensed over the life of the Amended Credit Facility.

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

The foreign subsidiary indebtedness of AGY Asia or its subsidiaries is permitted provided that it is non-recourse indebtedness; the investment associated with the purchase of the remaining 30% (“Secondary Asia Purchase”) is permitted provided that after giving effect thereto, the Company’s excess availability under the facility is (i) at least $10,000 for 60 days prior to the consummation date and the Company maintains a minimum 0.5 to 1.0 fixed charge ratio (as defined) immediately prior to and immediately following such consummation if the Secondary Asia Purchase is made on or before June 30, 2012, or (ii) at least $ 8,750 for 60 days prior to the consummation date and the Company maintains a minimum 1.0 to 1.0 fixed charge ratio (as defined) immediately prior to and immediately following such consummation if the Secondary Asia Purchase is made after June 30, 2012.

In addition, the agreement contains a “springing financial maintenance covenant.” Specifically, if any revolving credit facility commitments are outstanding and after the occurrence of (a) a default or an event of default or (b) the availability under the facility falling below the greater of $6,250 and 12.5% of the Borrowing Base (as defined) as of the last day of the most recent fiscal month ended, the Company must maintain a fixed charge coverage ratio of at least 1.0 to 1.0 for each period of four fiscal quarters ended during, or on the last day of, the fiscal quarter immediately before the events listed in (a) and (b) above. The Company does not currently anticipate that the springing financial maintenance covenant will become effective.

The agreement governing the Amended Credit Facility permits the lenders to accelerate payment of the outstanding principal and accrued and unpaid interest and/or to terminate their commitment to lend any additional amounts upon certain events of default, including but not limited to failure to pay principal or interest or other amounts when due, breach of certain covenants or representations including breach of the springing covenant, cross-defaults to certain other agreements and indebtedness in excess of specified amounts, a change of control, or default under our obligation regarding the AGY Asia option exercise. The Company was in compliance with all such covenants at March 31, 2011 and December 31, 2010.

As of March 31, 2011, the Company had issued letters of credit totaling approximately $2,400 and had cash borrowings of $24,050. The weighted average interest rate for cash borrowings outstanding as of March 31, 2011, was 3.4%. Borrowing availability after giving effect to the borrowing base at March 31, 2011 was approximately $23,550.

At December 31, 2010, under our previous $40,000 Credit Facility, the Company had issued standby letters of credit totaling approximately $2,400 and had cash borrowings of $17,950 leaving total undrawn availability, after giving effect to the borrowing base, of $17,100.

Senior Secured Notes

Interest on our Senior Secured Notes due 2014 (the “Notes”) is payable semi-annually on May 15 and November 15 of each year beginning May 15, 2007. Our obligations under the Notes are fully and unconditionally guaranteed, jointly and severally, on a second-priority basis, by each of our existing and future domestic subsidiaries, other than immaterial subsidiaries, that guarantee the indebtedness of the Company, including the Amended Credit Facility, or the indebtedness of any restricted subsidiaries.

As of March 31, 2011 and December 31, 2010, the estimated fair value of the Notes was $164,700 and $155,455, respectively, compared to a recorded book value of $172,000 for both periods. The fair value of the Notes is estimated on the basis of quoted market prices; however, trading in these securities is limited and may not reflect fair value. The fair value is subject to fluctuations based on, among other things, the Company’s performance, its credit rating and changes in interest rates for debt securities with similar terms.

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

AGY Asia Credit Facility- Non-recourse

The AGY Asia financing arrangement (“AGY Asia Credit Facility”) now consists of a five-year term loan in the aggregate amount of approximately $41,900 (consisting of a loan denominated in local currency of RMB 222,200, or approximately $33,900 converted at an exchange rate of RMB 6.56 to 1 U.S. dollar, the prevailing exchange rate at March 31, 2011 and a U.S.-dollar-denominated loan of $8,000), a one-year working capital loan in the aggregate amount of approximately $12,100 (consisting of a local currency loan of RMB 59,500, or approximately $9,100 converted at an exchange rate of RMB 6.56 to 1 U.S. dollar, and a U.S.-dollar-denominated loan of $3,000), and a one-year letter of credit facility in the amount of $2,000.

The term loan is secured by AGY Asia’s building, alloy metals and equipment and bears interest annually at the rate of either the five-year lending rate as published by the People’s Bank of China, plus a margin, or six-month LIBOR plus 3.0%. Term loan borrowings may be made in both local currency and US dollars, up to certain limits. At March 31, 2011 and December 31, 2010, AGY Asia had approximately $33,600 and $33,400 of borrowings outstanding under the term loan, respectively, consisting of a local currency loan of RMB 183,500, or approximately $27,900 and $27,700, respectively, converted at the end-of-period exchange rate, and a U.S.-dollar-denominated loan of $5,700. The weighted average interest rate for cash borrowings outstanding as of March 31, 2011, was 6.2%.

There are semi-annual mandatory payments of principal on the term loan borrowings. At March 31, 2011, the mandatory payments of principal were as follows :

2011	$8,426
2012	10,237
2013	10,809
2014	4,173

$33,645

The working capital loan facility is secured by existing and future equipment and assets acquired by AGY Asia and bears interest annually at the rate of either the one-year lending rate as published by the People’s Bank of China, or three-month LIBOR plus 3.0%.

At March 31, 2011 and December 31, 2010, AGY Asia had approximately $10,000 and $9,900 borrowings, respectively, outstanding under the working capital loan consisting of a local currency loan of RMB 52,250, or approximately $8,000 and $7,900, respectively, converted at the end-of-period exchange rate, and a U.S.-dollar-denominated loan of $2,000 at the end of each period. The weighted average interest rate for cash borrowings outstanding as of March 31, 2011, was 6.0%.

The letter of credit facility is a one-year facility for the issuance of documentary letters of credit up to a maximum term of 120 days. A 15% deposit is required upon issuance with the balance due upon settlement of the underlying obligation.

The loan agreements contain customary representations and warranties and customary affirmative and negative covenants, including, among other things, interest coverage, debt-to-assets ratio, restrictions on indebtedness, liens, investments, mergers and consolidations, dividends and other payments in respect to capital stock, and transactions with affiliates. The loan agreements also include customary events of default, including a default upon a change of control. AGY Asia was in compliance with all such covenants at March 31, 2011.

All amounts borrowed under the AGY Asia Credit Facility are non-recourse to AGY Holding Corp. or any other domestic subsidiary of AGY Holding Corp.

Maturities of Long-Term Debt

Maturities of long-term debt at March 31, 2011 consist of the following:

	North America	China – Non-recourse	Total
2012	$—	$10,237	$10,237
2013	—	10,809	10,809
2014	196,050	4,173	200,223

	$196,050	$25,219	$221,269

8.	Capital Stock and Equity

The authorized capital stock of the Company consists of a total of 1,000 shares of common stock with a par value of $0.01 per share. All 100 outstanding shares of the Company have been owned by Holdings since the Acquisition on April 7, 2006. The holder of each share has the right to one vote for each share of common stock held and no shareholder has special voting rights other than those afforded all shareholders generally under Delaware law. Shareholders will share ratably, based on the number of shares held, in any and all dividends the Company may declare. As indicated in Note 7, the payment of dividends is restricted by the Amended Credit Facility and the Notes and no dividends were paid in either the three months ended March 31, 2011 or 2010.

9.	Employee Benefits

Pension and Other Post-retirement Benefits

Pension Benefits - As described more fully in our 2010 Form 10-K, we have a reimbursement obligation to Owens Corning (“OC”) under OC’s defined benefit pension plan covering certain of our employees. Our obligation to OC is unfunded. We do not have a defined benefit pension plan.

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

Net periodic benefit costs for the three months ended March 31, 2011 and 2010, are as follows:

	For the Three Months Ended March 31,
	Pension Benefits		Post-Retirement Benefits
	2011	2010	2011	2010

Service cost	$—	$—	$72	$112
Interest cost	39	63	82	109
Settlement	—	53	—	—
Amortization of unrecognized gains	12	—	(71)	(3)

Total net periodic benefit cost	$51	$116	$83	$218

Expected net employer contributions for the defined benefit plan for the year ending December 31, 2011 are $643. Expected net employer contributions for the postretirement benefit plan for the year ending December 31, 2011 are $398.

Defined Contribution Plan

The Company has a defined contribution 401(k) plan that allows qualifying employees to contribute up to 30% of their annual pretax or after-tax compensation subject to Internal Revenue Service (IRS) limitations. AGY may provide a voluntary matching employer contribution of 50% on up to 6% of each participant’s before-tax salary deferral. In addition, AGY may make an employer contribution to the plan based on the Company’s annual financial performance. For the three months ended March 31, 2011 and 2010, the Company contributed $154 and $163, respectively.

10.	Stock-based Compensation

Our stock-based compensation includes stock options and restricted stock as described in our 2010 Form 10-K. Total stock-based compensation was $7 and $20 for the three months ended March 31, 2011 and 2010, respectively. No additional stock options or restricted stock were granted, exercised, forfeited or expired during the three months ended March 31, 2011.

The following table summarizes the Company’s activity in stock options: the outstanding options at March 31, 2011 had no intrinsic value.

	Number of options	Weighted-Average Remaining Contractual Life (In Years)	Weighted-Average Remaining Exercise Price
Outstanding – January 1, 2011	1,150,000	5.4	$9.79
Granted	—
Exercised	—
Expired or forfeited	—

Outstanding – March 31, 2011	1,150,000	5.0	$9.79

Exercisable – March 31, 2011	720,000	5.0	$10.00

11.	Comprehensive Loss

Comprehensive loss represents net loss and all changes in equity during the period except those resulting from investments by owners and distributions to owners. The components of comprehensive loss were as follows:

	Three Months Ended March 31,
	2011	2010

Net loss attributable to AGY Holding Corp.	$(6,888)	$(4,780)
Pension and other OPEB adjustments	—	(59)
Currency translation adjustments	458	5

Comprehensive loss attributable to AGY Holding Corp.	$(6,430)	$(4,834)

Net loss attributable to noncontrolling interest	$(181)	$(285)
Currency translation adjustments	105	3

Comprehensive loss attributable to noncontrolling interest	$(76)	$(282)

Net loss	$(7,069)	$(5,065)
Pension and other OPEB adjustments	—	(59)
Currency translation adjustments	563	8

Comprehensive loss, including portion attributable to noncontrolling interest	$(6,506)	$(5,116)

12.	Derivative Instruments and Hedging Activities

The Company from time to time enters into fixed-price agreements for the natural gas commodity requirements of our AGY US segment to reduce the variability of the cash flows associated with forecasted purchases of natural gas. Although these contracts are considered derivative instruments, they typically meet the normal purchases exclusion contained in ASC 815, and are therefore exempted from the related accounting requirements. At March 31, 2011, the Company had existing contracts for physical delivery of natural gas at its Aiken, SC and Huntingdon, PA facilities that fix the commodity cost of natural gas for approximately 70% and 90%, respectively, of its estimated natural gas purchase requirements in the next nine months.

At March 31, 2011, the Company also had existing contracts for physical delivery of electricity at its Huntingdon, PA facility that fix the commodity cost of approximately 95% of its estimated electricity purchase requirements in the next nine months.

The Company also uses, on occasion, foreign currency derivatives to manage the risk associated with fluctuations in foreign exchange rates. At March 31, 2011 and December 31, 2010, respectively, the Company had no foreign currency hedging agreements in effect.

13.	Alloy Metal Leases

The Company leases under short-term operating leases (generally with lease terms from six to twelve months) a significant portion of the alloy metals needed to support its manufacturing operations. During the three months ended March 31, 2011 and 2010, total lease costs of alloy metals were approximately $900 and $1,070, respectively, and were classified as a component of cost of goods sold. Since October 7, 2009, we are operating under a new master lease agreement (the “New Master Lease Agreement”) with Deutsche Bank Energy Trading LLC (“DB”). The New Master Lease Agreement has a three-year term and allows AGY to enter into leases of alloy metals, up to 51,057 ounces of platinum and up to 3,308 ounces of rhodium, with terms of one to twelve months. Lease costs are determined by the quantity of metal leased, multiplied by a benchmark value of the applicable precious metal and a margin above the lease rate index based on DB’s daily precious metal rates. The New Master Lease Agreement is secured by a security interest in rhodium up to a value that is the lesser of 35% of the leased platinum or $24,400. The New Master Lease Agreement contains customary events of default, including, without limitation, nonpayment of lease payments, inaccuracy of representations and warranties in any material respect and a cross-default provision with any credit facility or leasing facility greater than $500, including the Amended Credit Facility and the Notes. There are no financial maintenance covenants included in the New Master Lease Agreement.

At March 31, 2011, we leased approximately 44,500 ounces of platinum and 2,700 ounces of rhodium under the New Master Lease Agreement, with a notional value of approximately $73,000 and $6,100, respectively. All of the leases outstanding at March 31, 2011 had initial terms of six to twelve months, maturing no later than March 2012 (with future minimum rentals of approximately $1,950 until maturity in March 2012).

14.	Fair Value Measurements

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

At March 31, 2011 and December 31, 2010, there were no assets or liabilities required to be measured at fair value in periods subsequent to their initial recognition.

15.	Noncontrolling Interest

On June 10, 2009 the Company purchased a 70% controlling interest in AGY Asia. The 30% noncontrolling interest (“NCI”) was recorded at the acquisition date at a fair value of $12,431, which was derived from an option agreement, pursuant to which the Company has the right to purchase the remaining 30% NCI at a stipulated multiple of earnings before interest, taxes, depreciation and amortization if certain financial performances are achieved. Grace Technology Investment Co., Ltd. and Grace THW Holding Limited (together, “Grace”) have the right to put their remaining 30% ownership to the Company after the one-year anniversary of the execution of the AGY Asia Purchase Agreement at a stipulated multiple of earnings before interest, taxes, depreciation and amortization. The put option became exercisable upon the first anniversary of the completion date of the AGY Asia acquisition, June 10, 2010, and will expire on December 31, 2013.

The Company assessed the option agreement under the guidance of ASC 815 and ASC 480-10 and determined it was not a freestanding financial instrument but a redeemable equity interest, which is not solely within the control of the Company. Therefore, at the acquisition date, the fair value of the redeemable portion of the NCI was reclassified as temporary, or mezzanine, equity presented in the accompanying consolidated balance sheet between total liabilities and shareholder’s equity.

At March 31, 2011 and December 31, 2010, the Company recorded the attribution of the NCI net loss and other comprehensive income according to ASC 810-10-65 and performed a subsequent measurement of the probable redemption amount per ASC 480-10-S99. As of March 31, 2011 and December 31, 2010 the equity instrument is redeemable but remains below its initial carrying value. Therefore, only the redemption amount assessed as of the end of the period is classified in mezzanine equity and any NCI above this amount is presented in permanent equity.

Changes in noncontrolling interest are set forth below:

	Mezzanine Equity	Permanent Equity	Total NCI
Balance as of January 1, 2010	$11,320	$—	$11,320
Net income attributable to NCI – AGY Asia	1,546	—	1,546
Other comprehensive income attributable to NCI – AGY Asia	297	—	297
Adjustment to NCI Redemption amount assessment	(9,762)	9,762	—

Balance as of December 31, 2010	3,401	9,762	13,163

Net (loss) attributable to NCI – AGY Asia	(181)	—	(181)
Other comprehensive income attributable to NCI – AGY Asia	105	—	105
Adjustment to NCI Redemption amount assessment	(1,541)	1,541	—

Balance as of March 31, 2011	$1,784	$11,303	$13,087

16.	Income Taxes

During the three months ended March 31, 2011, the Company’s effective tax rate was nil. This rate varied from the statutory rate of 34% due primarily to change in valuation allowance for domestic deferred tax assets which are not more-likely-than-not to be realized, change in foreign valuation allowance, losses on domestic and foreign subsidiaries with no tax benefit, and foreign rate differential. Generally, the Company can recognize deferred tax assets for the losses incurred until such time that the aggregate deferred tax assets exceed aggregate deferred tax liabilities that do not relate to assets with an indefinite useful life.

During the three months ended March 31, 2010, the Company’s effective tax was a benefit of 31.8%. This rate varied from the statutory rate of 34% due primarily to losses on foreign subsidiaries with no tax benefit, change in valuation allowance, and foreign differential, which benefits were partially offset by state taxes.

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

In addition to the alloy metal leases discussed in Note 13, we also lease other equipment and property under operating leases. Total rent expense for the three months ended March 31, 2011 and 2010, was approximately $400 and $430, respectively. We are obligated to make minimum purchases of marbles from Chinese marble producers during the remainder of 2011 aggregating $700.

18.	Segment Information

Since the acquisition of AGY Asia on June 10, 2009, the Company has two reportable segments, each a separate operating segment. The AGY US segment includes the US manufacturing operations and its sales of advanced glass fibers that are used worldwide as reinforcing materials in numerous high-value applications and end-markets through AGY Holding Corp., its wholly-owned domestic and French subsidiaries. The AGY Asia segment includes the manufacturing operations of the Company’s 70% controlling interest in AGY Hong Kong Ltd. and its sales of advanced glass fibers that are used primarily in the Asian electronics markets. The Company’s operating segments are managed separately based on differences in their manufacturing and technology capabilities, products and services and their end-markets as well as their distinct financing agreements. The financial results for our operating segments are prepared using a management approach, which is consistent with the basis and manner in which we internally segregate financial information for the purpose of making internal operating decisions. We evaluate the performance of our operating segments based on operating profit. Corporate and certain other expenses are not allocated to the operating segments, except to the extent that the expense can be directly attributable to the operating segment.

Three Months Ended March 31, 2011	AGY US	AGY Asia	Corporate and Other	Total

Total net sales	$37,978	$6,954	$—	$44,932
Operating loss (i)	(1,130)	(12)	(211)	(1,353)
Depreciation and amortization	2,629	1,475	—	4,104
Alloy metals depletion, net	1,485	134	—	1,619
Property, plant and equipment, and alloy metals, net	128,930	88,966	—	217,896
Carrying amount of intangible assets	18,447	—	—	18,447
Total assets	$201,006	$103,808	$—	$304,814

(i)	Operating loss for the three months ended March 31, 2011 within the corporate and other segment primarily includes the management fees payable to our sponsor and stock compensation expense.

Three Months Ended March 31, 2010	AGY US	AGY Asia	Corporate and Other	Total

Total net sales	$40,828	$5,443	$(698)	$45,573
Operating loss (i)	1,054	(204)	(2,418)	(1,568)
Depreciation and amortization	2,642	1,359	—	4,001
Alloy metals depletion, net	3,117	163	—	3,280
Property, plant and equipment, and alloy metals, net	149,827	88,795	—	238,622
Carrying amount of intangible assets	19,238	—	—	19,238
Total assets	$224,926	$102,700	$—	$327,626

(i)	Operating loss for the three months ended March 31, 2010 within the corporate and other segment primarily includes $328 of restructuring expense (discussed in Note 5), stock compensation expense, the management fees payable to our sponsor, and $1,924 of loss recorded on the sale of assets.

19.	Condensed Consolidating Financial Statements

As described in Note 10 to the Company’s Consolidated Financial Statements for the year ended December 31, 2010 included in the Company’s 2010 Form 10-K, in 2006 the Company issued $175,000 aggregate principal amount of 11% senior second lien notes (“Old Notes”), which were exchanged for the Notes in 2008 in a registered exchange offer. As of March 31, 2011, $172,000 of Notes remain outstanding. The Notes are guaranteed, fully, unconditionally and jointly and severally, by each of AGY Holding Corp.’s existing and future wholly-owned domestic subsidiaries, other than immaterial subsidiaries (collectively, the “Combined Guarantor Subsidiaries”).

For the purpose of this footnote:

•	AGY Holding Corp. is referred to as “Parent”;

•	The Combined Guarantor Subsidiaries represent all subsidiaries other than the Combined Non-Guarantor subsidiaries defined below; and

•	The “Combined Non-Guarantor Subsidiaries” as of March 31, 2011 include only the subsidiaries forming AGY Asia: AGY Cayman LLC, AGY Hong Kong Ltd and AGY Shanghai.

The following supplemental condensed consolidating financial information is presented on the equity method and reflects the Parent’s separate accounts, the accounts of the Combined Guarantor Subsidiaries, the accounts of the Non-Guarantor Subsidiaries, the consolidating adjustments and eliminations and the total consolidated accounts for the dates and periods indicated.

Condensed Consolidating Balance Sheet

	As of March 31, 2011
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Total current assets	$2,476	$48,960	$16,060	$—	$67,496
Due from (to) affiliates	(27,104)	28,931	(1,827)	—	—
Property, plant and equipment, net	75,103	53,827	88,966	—	217,896
Intangible assets, net	2,828	15,619	—	—	18,447
Investment in unconsolidated entities	161,509	—	—	(161,509)	—
Other assets	35	221	719	—	975

Total	$214,847	$147,558	$103,918	$(161,509)	$304,814

LIABILITIES, OBLIGATION UNDER PUT/CALL FOR NONCONTROLLING INTEREST AND SHAREHOLDER’S EQUITY
Total current liabilities	$13,065	$12,778	$22,407	$—	$48,250
Long-term debt	196,050	—	25,219	—	221,269
Other long-term liabilities	—	16,098	378	—	16,476
Obligation under put/call for noncontrolling interest	—	—	1,784	—	1,784
Parent’s shareholder’s equity	5,732	118,682	42,827	(161,509)	5,732
Noncontrolling interest equity	—	—	11,303	—	11,303

Total	$214,847	$147,558	$103,918	$(161,509)	$304,814

Condensed Consolidating Statements of Operations

	Three Months Ended March 31, 2011
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net sales	$—	$37,978	$6,954	$—	$44,932
Cost of goods sold	—	(35,567)	(6,315)	—	(41,882)

Gross profit	—	2,411	639	—	3,050

Selling, general and administrative expenses	(192)	(3,258)	(651)	120	(3,981)
Restructuring charges	—	(17)	—	—	(17)
Amortization of intangible assets	—	(251)	—	—	(251)
Other operating (expense) income	—	(34)	—	(120)	(154)

Loss from operations	(192)	(1,149)	(12)	—	(1,353)

Interest expense	(5,130)	—	(629)	—	(5,759)
Equity losses (earnings) in unconsolidated entities	(1,747)	—	—	1,747	—
Other income, net	—	3	40	—	43

Loss before income tax benefit	(7,069)	(1,146)	(601)	1,747	(7,069)
Income tax benefit	—	—	—	—	—

Net loss	(7,069)	(1,146)	(601)	1,747	(7,069)
Less: Net loss attributable to the noncontrolling interest	181	—	181	(181)	181

Net loss attributable to AGY Holding Corp.	$(6,888)	$(1,146)	$(420)	$1,566	$(6,888)

Condensed Consolidating Statements of Cash Flows

	Three Months Ended March 31, 2011
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net loss	$(7,069)	$(1,146)	$(601)	$1,747	$(7,069)
Equity losses in unconsolidated entities	1,747	—	—	(1,747)	—
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation, alloy metals depletion and amortization	182	4,114	1,609	—	5,905
Gain on sale, disposal of assets or exchange of property and equipment and alloy metals	—	(25)	—	—	(25)
Stock compensation	7	—	—	—	7
Change in assets and liabilities	5,913	(6,946)	109	—	(924)
Parents loans and advances	(6,026)	5,916	110	—	—

Net cash (used in) provided by operating activities	(5,246)	1,913	1,227	—	(2,106)

Cash flows from investing activities:
Purchase of property, plant and equipment and alloy metals	—	(1,913)	(2)	—	(1,915)

Net cash (used in) provided by investing activities	—	(1,913)	(2)	—	(1,915)

Cash flows from financing activities:
Net payments on Revolving Credit Facility	6,100	—	—	—	6,100
Debt issuance costs and others	(927)	—	—	—	(927)

Net cash provided (used) by financing activities	5,173	—	—	—	5,173

Effect of exchange rate changes on cash	—	—	(47)	—	(47)

Net (decrease) increase in cash	(73)	—	1,178	—	1,105

Cash, beginning of period	565	—	2,567	—	3,132

Cash, end of period	$492	$—	$3,745	$—	$4,237

Condensed Consolidating Balance Sheet

	As of March 31, 2010
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated

ASSETS
Total current assets	$2,381	$51,223	$14,807	$—	$68,411
Due from (to) affiliates	(17,140)	19,156	(2,016)	—	—
Property, plant and equipment, net	90,018	59,809	88,795	—	238,622
Intangible assets, net	2,616	16,622	—	—	19,238
Investment in unconsolidated entities	145,713	—	—	(145,713)	—
Other assets	20	221	1,114	—	1,355

Total	$223,608	$147,031	$102,700	$(145,713)	$327,626

LIABILITIES, OBLIGATION UNDER PUT/CALL FOR NONCONTROLLING INTEREST AND SHAREHOLDER’S EQUITY
Total current liabilities	$11,511	$15,291	$17,595	$—	$44,397
Long-term debt	191,400	—	31,889	—	223,289
Other long-term liabilities	—	23,153	5,052	—	28,205
Obligation under put/call for noncontrolling interest	—	—	11,038	—	11,038
Parent’s shareholder’s equity	20,697	108,587	37,126	(145,713)	20,697

Total	$223,608	$147,031	$102,700	$(145,713)	$327,626

	Three Months Ended March 31, 2010

	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net sales	$—	$40,828	$5,443	$(698)	$45,573
Cost of goods sold	—	(36,611)	(5,055)	701	(40,965)

Gross profit	—	4,217	388	3	4,608

Selling, general and administrative expenses	(208)	(3,159)	(592)	63	(3,896)
Restructuring charges	—	(328)	—	—	(328)
Amortization of intangible assets	—	(251)	—	—	(251)
Other operating (expense) income	(1,924)	289	—	(66)	(1,701)

(Loss) Income from operations	(2,132)	768	(204)	—	(1,568)

Interest expense	(5,097)	—	(780)	—	(5,877)
Equity losses (earnings) in unconsolidated entities	(583)	—	—	583	—
Other (expense) income, net	—	(14)	35	—	21

(Loss) income before income tax benefit (expense)	(7,812)	754	(949)	583	(7,424)
Income tax benefit	2,747	(388)	—	—	2,359

Net (loss) income	(5,065)	366	(949)	583	(5,065)
Less: Net loss attributable to the noncontrolling interest	285	—	(285)	285	285

Net (loss) income attributable to AGY Holding Corp.	$(4,780)	$366	$(664)	$298	$(4,780)

Condensed Consolidating Statements of Cash Flows

	Three Months Ended March 31, 2010
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net (loss) income	$(5,065)	$366	$(949)	$583	$(5,065)
Equity losses in unconsolidated entities	583	—	—	(583)	—
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation, alloy metals depletion and amortization	178	5,759	1,522	—	7,459
Gain on sale, disposal of assets or exchange of property and equipment and alloy metals	1,924	—	—	—	1,924
Stock compensation	20	—	—	—	20
Deferred income tax (benefit) expense	(2,747)	352	—	—	(2,395)
Change in assets and liabilities	(2,051)	(322)	(3,837)	106	(6,104)
Parents loans and advances	3,234	(4,569)	1,441	(106)	—

Net cash (used in) provided by operating activities	(3,924)	1,586	(1,823)	106	(4,161)

Cash flows from investing activities:
Purchase of property, plant and equipment and alloy metals	—	(1,586)	(687)	—	(2,273)
Proceeds from the sale of property and equipment and alloy metals	3,663	—	—	—	3,663

Net cash (used in) provided by investing activities	3,663	(1,586)	(687)	—	1,390

Cash flows from financing activities:

Net proceeds from Revolving Credit Facility	150	—	—	—	150

Net proceeds from Asia Credit Facility	—	—	2,938	—	2,938

Net cash provided by financing activities	150	—	2,938	—	3,088

Effect of exchange rate changes on cash	(3)	—	10	—	7

Net (decrease) increase in cash	(114)	—	438	—	324

Cash, beginning of period	783	—	2,656	—	3,439

Cash, end of period	$669	$—	$3,094	$—	$3,763

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

You should read the following discussion and analysis in conjunction with the accompanying financial statements and related notes, and with the consolidated financial statements and notes thereto included in our 2010 Annual Report on Form 10-K (the “2010 Form 10-K”) filed with the Securities and Exchange Commission.

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

Since the acquisition of AGY Asia in 2009, the Company has two reportable segments, each a separate operating segment. The AGY US segment includes the U.S. manufacturing operations and its sale of advanced glass fibers that are used worldwide as reinforcing materials in numerous high-value applications and end-markets through AGY Holding Corp. and its wholly-owned domestic and French subsidiaries. The AGY Asia segment includes the manufacturing operations of the Company’s 70% controlling interest in AGY Hong Kong Ltd. and its sale of advanced glass fibers that are used primarily in the Asian electronics markets. The Company’s operating segments are managed separately based on differences in their manufacturing and technology capabilities, products and services and their end-markets as well as their distinct financing agreements. AGY Holding Corp. is a Delaware corporation and is a wholly-owned subsidiary of KAGY Holding Company, Inc. (“Holdings”). Holdings acquired all of our outstanding stock in April 2006 (the “Acquisition”). Our principal executive office is located at 2556 Wagener Road, Aiken, South Carolina 29801 and our telephone number is (888) 434-0945. Our website address is http://www.agy.com.

CRITICAL ACCOUNTING POLICIES

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In preparing our financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses included in the financial statements. Estimates are based on historical experience and other information then currently available, the results of which form the basis of such estimates. While we believe our estimation processes are reasonable, actual results could differ from our estimates. The critical accounting policies that affect the Company’s more complex judgments and estimates are described in our 2010 Form 10-K. There were no significant changes in our accounting policies and estimates since the end of fiscal 2010.

ADOPTION OF NEW ACCOUNTING STANDARDS

There were no accounting standards issued during the quarter that the Company believes would have a material impact on the financials statements.

Results of Operations

The following tables summarize our results of operations in dollars and as a percentage of net sales for the three months ended March 31, 2011 and 2010 (dollars in thousands):

	Three Months Ended March 31,
	2011	2010
Net Sales
AGY US	$37,978	$40,828
AGY Asia	6,954	5,443

	44,932	46,271
Intersegment sales	—	(698)

Total net sales	44,932	45,573
Cost of goods sold	(41,882)	(40,965)

Gross profit	3,050	4,608
Selling, general and administrative expenses	(3,981)	(3,896)
Restructuring charges	(17)	(328)
Amortization of intangible assets	(251)	(251)
Other operating expense, net	(154)	(1,701)

Loss from operations	(1,353)	(1,568)
Other non-operating income, net	43	21
Interest expense	(5,759)	(5,877)

Loss before income taxes	(7,069)	(7,424)
Income tax benefit	—	2,359

Net loss	(7,069)	(5,065)
Less: Net loss attributable to noncontrolling interest	181	285

Net loss attributable to AGY Holding Corp.	$(6,888)	$(4,780)

	Three Months Ended March 31,
	2011	2010
Net Sales
AGY US	84.5%	89.6%
AGY Asia	15.5%	11.9%

	100.0%	101.5%
Intersegment sales	—%	(1.5)%

Total net sales	100.0%	100.0%
Cost of goods sold	(93.2)%	(89.9)%

Gross profit	6.8%	10.1%
Selling, general and administrative expenses	(8.9)%	(8.5)%
Restructuring charges	—%	(0.7)%
Amortization of intangible assets	(0.6)%	(0.6)%
Other operating expense, net	(0.3)%	(3.7)%

Loss from operations	(3.0)%	(3.4)%
Other non-operating income, net	0.1%	0.0%
Interest expense	(12.8)%	(12.9)%

Loss before income taxes	(15.7)%	(16.3)%
Income tax benefit	—%	5.2%

Net loss	(15.7)%	(11.1)%
Less: Net loss attributable to noncontrolling interest	0.4%	0.6%

Net loss attributable to AGY Holding Corp.	(15.3)%	(10.5)%

As further discussed below, we use EBITDA and Adjusted EBITDA, which are non-GAAP financial measures, to measure our operating performance.

EBITDA and Adjusted EBITDA (which are defined below) are reconciled from net income (loss) determined under GAAP as follows (dollars in thousands):

	Three Months Ended March 31,
	2011	2010
Statement of operations data:
Net loss	$(7,069)	$(5,065)
Interest expense	5,759	5,877
Income tax benefit	—	(2,359)
Depreciation and amortization	4,104	4,001

EBITDA	$2,794	$2,454

	Three Months Ended March 31,
	2011	2010
EBITDA	$2,794	$2,454
Adjustments to EBITDA:
Alloy depletion charge, net (a)	1,619	3,280
Non-cash compensation charges (b)	7	20
Management fees (c)	188	188
Restructuring charges (d)	17	328
Loss on disposition of alloy metals & others (e)	—	1,850

Adjusted EBITDA	4,625	8,120
Less: Adjusted EBITDA attributable to the noncontrolling interest	(491)	(396)

Adjusted EBITDA attributable to AGY Holding Corp.	$4,134	$7,724

	Three Months Ended March 31,
	2011	2010
Adjusted EBITDA allocated to AGY Holding Corp. segment breakdown:
AGY US and Corporate	$2,987	$6,799
AGY Asia	1,147	925

	$4,134	$7,724

(a)	We purchase or lease alloy metals that are used in our manufacturing process. During the manufacturing process a small portion of the alloy metal is physically consumed. When the metal is actually consumed we recognize a non-cash charge. This expense is recorded net of the amount of metal that can be recovered after some specific treatment and net of the charges associated with such recovery treatment.
(b)	Reflects the non-cash compensation expenses related to awards under Holdings’ 2006 Stock Option Plan and Holdings’ restricted stock granted to certain members of management.
(c)	Reflects the elimination of the management fee payable to our sponsor, Kohlberg & Company, LLC, pursuant to a management agreement entered into in connection with the Acquisition.
(d)	Reflects the elimination of the restructuring charges associated primarily with the relocation of some manufacturing equipment in 2010 to reduce our cost structure, streamline processes and optimize the AGY US manufacturing footprint.
(e)	Reflects primarily the elimination of the gain (loss) recorded versus historical book value on the sale or exchange of some non-operating assets.

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

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

Net sales. Net sales decreased $0.7 million, or 1.5%, to $44.9 million for the three months ended March 31, 2011, compared to $45.6 million during the comparable quarter of 2010. AGY Asia contributed $2.1 million of additional revenue, or a 44.5% revenue growth compared to the first quarter of 2010 (after accounting for the elimination of $0.7 million of intercompany sales in 2010) due to continued pricing momentum in the Asian electronics market and a favorable product mix in 2011. The $2.8 million, or 6.9% net decrease in sales attributable to AGY US in the first quarter of 2011, compared to the first quarter of 2010, was primarily due to lower sales volumes, partly offset by a favorable product mix and price increases, which we implemented across most markets in early 2011. Market demand has been stable in most of the markets that we serve but a large portion of AGY US sales was constrained for product shortage due to limited manufacturing capacity during the first quarter of 2011. Aerospace and defense revenues were $12.0 million, and essentially flat with the first quarter of 2010 level, which was a prior year record, reflecting continued robust demand in aerospace for both aircraft retrofit, new build activity, and pricing actions, while the defense market’s start in 2011 met expectations with project-driven demand consistent with prior periods. The electronics market revenues increased to $7.7 million, or 7% and 37%, compared to the first quarter and the fourth quarter of 2010, respectively, reflecting pricing actions and increasing demand for specialty electronics fibers, which also drove mix enrichment within this market during the first quarter of 2011. Excluding the impact of our Continuous Filament Mat business described below, the industrial market revenues of the U.S. operating segment increased modestly to $10.4 million while the construction market revenues decreased approximately $1.8 million to $4.5 million for the first quarter, reflecting some capacity-constrained sales only in part offset by 2011 pricing actions. We also experienced some market share loss at key accounts for our Continuous Filament Mat (“CFM”) business following fourth quarter 2010 pricing actions, which led CFM sales to decrease $1.7 million to $3.5 million.

Gross profit. We reported a consolidated gross profit of $3.1 million, or 6.8% of net sales for the three months ended March 31, 2011, compared to $4.6 million, or 10.1% during the comparable quarter of 2010. The $1.5 million decrease in profitability was largely attributable to our AGY US segment while AGY Asia’s contribution to the total gross profit increased $0.3 million in the first quarter of 2011 compared to the first quarter of 2010. The profitability of our AGY US segment benefited from $4.6 million of margin from a more favorable product mix and pricing actions executed over the last two quarters, but was negatively impacted by $2.5 million of lower shipments due to constrained sales and reduced demand in certain markets. Additionally, the AGY US segment results were negatively impacted in 2011 by increased manufacturing costs. We experienced significant manufacturing efficiency losses, training and other expansion investment related expenses resulting from major capacity scale up in our Aiken, SC plant, as well as severe weather disruptions early in the first quarter of 2011.

Selling, general and administrative expenses. Selling, general and administrative expenses increased from $3.9 million during the first quarter of 2010 to $4.0 million during the first quarter of 2011. This increase reflects primarily $0.1 million of higher expenses for our AGY US operating segment resulting from merit increases, in part offset by lower professional fees. Selling, general and administrative expenses increased from 8.5% of net sales for the three months ended March 31, 2010 to 8.9% of net sales for the three months ended March 31, 2011.

Restructuring charges. In the three months ended March 31, 2010, we recorded $0.3 million in restructuring charges in conjunction with our structural cost reduction initiatives to further optimize the AGY US manufacturing footprint. These charges related primarily to the relocation of manufacturing equipment and were not recurring in 2011.

Other operating expense. During the three months ended March 31, 2011, other operating expense of $0.15 million was not significant. During the three months ended March 31, 2010, other operating expense of $1.7 million consisted primarily of a net $1.9 million loss recognized on the sale of alloy metals.

Interest expense. Interest expense decreased $0.1 million from $5.9 million for the three months ended March 31, 2010 to $5.8 million for the three months ended March 31, 2011. The decrease was primarily due to a decrease in AGY Asia interest expense due to lower borrowings in the first quarter of 2011 compared to 2010.

Income tax benefit. Income tax benefit decreased $2.4 million from a $2.4 million tax benefit for the three months ended March 31, 2010 to nil for the three months ended March 31, 2011. During the first quarter of 2011, the Company’s effective tax rate was nil. This rate varied from the statutory rate of 34% due primarily to change of valuation allowance for domestic deferred tax assets, which are not more-likely-than-not to be realized, change in foreign valuation allowance, losses on domestic and foreign subsidiaries with no tax benefit, and foreign rate differential. During the first quarter of 2010, the Company’s effective tax rate was a benefit of 31.8%. This rate varied from the statutory rate of 34% due primarily to losses on foreign subsidiaries with no tax benefit, change in valuation allowance, and foreign rate differential. Generally, the Company can recognize deferred tax assets for the losses incurred until such time that the aggregate deferred tax assets exceed aggregate deferred tax liabilities that do not relate to assets with an indefinite useful life.

Net loss. As a result of the aforementioned factors including primarily the decrease in operating profit for the AGY US segment, losses on domestic and foreign subsidiaries with no tax benefit recognition in the 2011 period and loss recognized on the sale of alloy metals in the 2010 period, we reported a net loss attributable to AGY Holding Corp. of $6.9 million for the three months ended March 31, 2011, compared to a net loss of $4.8 million for the three months ended March 31, 2010. The net result attributable to the 30% noncontrolling interest in AGY Asia not owned by AGY Holding Corp. was a $0.2 million loss for the first quarter of 2011 compared to a $0.3 million loss for the comparable period in 2010.

LIQUIDITY, CAPITAL RESOURCES AND OTHER RELATED MATTERS

AGY Holding Corp. and its Domestic Subsidiaries’ Liquidity

In the first three months of 2011 our principal sources of domestic liquidity were borrowings under our financing arrangements and our cash on hand. Our domestic need for liquidity arises primarily from interest payments on the outstanding $172.0 million principal amount of our Notes, interest and principal payments on our Amended Credit Facility, the funding of capital expenditures, alloy metals, strategic initiatives, normal recurring operating expenses and working capital requirements and the financing of the consideration to be paid pursuant to the put/call agreement for the 30% noncontrolling interest in AGY Asia not owned by us. At March 31, 2011, AGY US had total liquidity of $24.1 million, consisting of $0.5 million in unrestricted cash and approximately $23.6 million of borrowing availability under the Amended Credit Facility.

There are no mandatory payments of principal on the Amended Credit Facility or on the Notes scheduled prior to their earliest maturity in August 2014 and November 2014, respectively.

AGY Asia’s Liquidity

Since we acquired AGY Asia in June 2009, AGY Asia’s sources of liquidity have been borrowings under approximately $54.0 million of non-recourse financing arrangements with the Bank of Shanghai (“AGY Asia Credit Facility”), which consists of a $12.1 million one-year working capital loan and a $41.9 million five-year term loan. AGY Asia’s need for liquidity arises primarily from interest and principal payments on the AGY Asia Credit Facility and the funding of capital expenditures, alloy metals, strategic initiatives, normal recurring operating expenses and working capital requirements. There are semi-annual mandatory payments on principal on the term loan borrowings, the amounts of which depend on the borrowings outstanding. At March 31, 2011, the mandatory payments of principal were approximately $8.4 million in 2011, $10.2 million in 2012, $10.8 million in 2013 and $4.2 million in 2014.

At March 31, 2011, AGY Asia had total liquidity of $8.8 million, consisting of $3.7 million of unrestricted cash and approximately $5.1 million of borrowing availability under the AGY Asia Credit Facility.

Liquidity summary

Based upon our current and anticipated levels of operations, we believe, but cannot guarantee, that our cash flows from operations together with availability under our credit facilities for our U.S. and Asian segments, will be adequate to meet our liquidity needs for the next twelve months. We have begun discussions with the AGY Asia lender to renew the one-year working capital loan and revise the term loan amortization schedule. However, there is no assurance that we will be able to renew or revise the terms of these loans on terms acceptable to us or at all.

Working capital

The Company has historically defined working capital as total current assets, excluding unrestricted cash, less total current liabilities, including short-term borrowings and the current portion of long-term debt. Working capital was $15.0 million and $14.9 million on March 31, 2011 and December 31, 2010, respectively. The $0.1 million net increase was primarily due to a $4.4 million increase in trade receivables resulting from the a change in the geographic distribution of receivables and the increase in sales for the first quarter of 2011 compared to the fourth quarter of 2010, and a $2.5 million increase in inventories mostly driven by the softening of volume demand in certain product lines of our construction business, offset in large part by a $4.1 million increase in accrued liabilities from the interest accruals for our Notes and a $2.7 million increase in trade payables primarily from increasing production capacity levels in our AGY US segment and related increased capital spending.

Other balance sheet items.

Net Property, Plant and Equipment and Alloy Metals. Net property, plant and equipment and alloy metals decreased $2.4 million from December 31, 2010 to March 31, 2011, primarily due to $5.5 million of depreciation and alloy metals depletion expenses. We made $2.1 million of capital expenditures, including accrued construction in progress and AGY Asia had $1.0 million of currency translation and other adjustments.

Long Term Debt. Long-term debt increased $6.3 million from December 31, 2010 to March 31, 2011 as a result of a $6.1 million increase in borrowings under our Amended Credit Facility and a $0.2 million increase in AGY Asia’s long-term debt as a result of currency translation.

Three months ended March 31, 2011 compared to three months ended March 31, 2010.

Cash flows from operating activities

Cash used by operating activities was $2.1 million for the three months ended March 31, 2011, compared to $4.2 million used during the three months ended March 31, 2010. The $2.1 million decrease in cash used by operating activities is attributed to a global $0.9 million increase in operating working capital during the first quarter of 2011 as compared to a $6.1 million increase during the first quarter of 2010. This reduction in cash used by working capital components was offset in part by a $1.2 million loss (as adjusted for non cash items) recognized during the period compared to a $1.9 million income (as adjusted for non cash items) recognized during the comparable period of 2010.

Cash flow from investing activities

Cash used by investing activities was $1.9 million for the three months ended March 31, 2011, compared to cash provided by investing activities of $1.4 million for the three months ended March 31, 2010. The $3.3 million decrease in cash provided by investing activities was primarily due to activities at our AGY US segment including (i) the $3.7 million sale of alloy that occurred in the three months ended March 31, 2010 that was not recurring in the comparable period of 2011 and (ii) a $0.3 million increase in capital spending in the comparable quarters, partially offset by a $0.7 million decrease in capital expenditures incurred by AGY Asia.

Cash flow from financing activities

Cash provided by financing activities was $5.2 million for the three months ended March 31, 2011, compared to $3.1 million for the three months ended March 31, 2010. The $2.1 million increase was attributable to (i) a $5.9 million increase in AGY US revolver borrowings for the first quarter of 2011 compared to the same period of 2010, partly offset by (ii) a $2.9 million decrease in AGY Asia revolver borrowings for the first quarter of 2011 compared to the same period of 2010, and (iii) $0.9 million of debt issuance costs incurred by AGY US in the first quarter of 2011 related to our Amended Credit Facility.

Indebtedness

AGY US

On March 8, 2011, the Company entered into the Amended Credit Facility that provides for an expanded credit facility of up to $50,000. The Amended Credit Facility matures on the earlier of March 8, 2015 or 90 days prior to the maturity date of the Notes and includes a $20,000 sub-limit for the issuance of letters of credit and a $5,000 sub-limit for swing line loans. The borrowing base for the Amended Credit Facility is equal to the sum of: (i) an advance rate against eligible accounts receivable of up to 85%, plus (ii) the lesser of (A) 65% of the book value of eligible inventory (valued at the lower of cost or market) and (B) 85% of the net orderly liquidation value for eligible inventory, plus (iii) up to $40,000 of eligible alloy inventory, minus (iv) 100% of mark-to-market risk on certain interest hedging arrangements, minus (v) a reserve of $7,500, and minus (vi) other reserves as the lender may determine in its permitted discretion.

The interest rate for borrowings is LIBOR plus 3.0% or Base Rate plus 2.0% through June 1, 2011 and then may be adjusted downward to LIBOR plus 2.5% or Base Rate plus 1.5%, depending on our fixed charge coverage ratio. In addition, we pay customary commitment fees and letter of credit fees under the Amended Credit Facility. All obligations under the Amended Credit Facility are guaranteed by Holdings. The Company’s obligations under the Amended Credit Facility are secured, subject to permitted liens and other agreed upon exceptions, by a first-priority perfected (subject to customary exceptions) security interest in substantially all of the Company’s assets.

Proceeds from the revolving loan were used to repay all amounts, and terminate all commitments outstanding under our previous $40,000 Credit Facility and to pay fees and expenses in connection with the refinancing.

The Amended Credit Facility contains customary representations and warranties and customary affirmative and negative covenants, including, among other things, restrictions on indebtedness, liens, investments, mergers and consolidations, dividends and other payments in respect to capital stock, transactions with affiliates, and optional payments and modifications of subordinated and other debt instruments. In addition, the agreement contains a “springing financial maintenance covenant.” Specifically, if any revolving credit facility commitments are outstanding and after the occurrence of (a) a default or an event of default or (b) the availability under the facility falling below the greater of $6,250 and 12.5% of the Borrowing Base (as defined) as of the last day of the most recent fiscal month ended, the Company must maintain a fixed charge coverage ratio of at least 1.0 to 1.0 for each period of four fiscal quarters ended during, or on the last day of, the fiscal quarter immediately before the events listed in (a) and (b) above. The Company does not currently anticipate that the springing financial maintenance covenant will become effective.

The agreement governing the Amended Credit Facility permits the lenders to accelerate payment of the outstanding principal and accrued and unpaid interest and/or to terminate their commitment to lend any additional amounts upon certain events of default, including but not limited to failure to pay principal or interest or other amounts when due, breach of certain covenants or representations including breach of the springing covenant, cross-defaults to certain other agreements and indebtedness in excess of specified amounts, a change of control, or default under our obligation regarding the AGY Asia option exercise. The Company was in compliance with all such covenants at March 31, 2011.

As of March 31, 2011, the Company had issued letters of credit totaling $2.4 million and had cash borrowings of $24.1 million under the Amended Credit Facility, with remaining unused availability of $23.5 million.

In connection with our refinancing on October 25, 2006, we issued $175.0 million aggregate principal amount of 11% senior second lien notes (“Old Notes”) to an initial purchaser, which were subsequently resold to qualified institutional buyers and non-U.S. persons in reliance upon Rule 144A and Regulation S under the Securities Act of 1933, as amended. We consummated an exchange offer of the Old Notes in June 2008 for the Notes. Interest on the Notes is payable semi-annually on May 15 and November 15 of each year. Our obligations under the Notes are fully and unconditionally guaranteed, jointly and severally, on a second-priority basis, by each of our existing and future domestic subsidiaries, other than immaterial subsidiaries, that guarantee our indebtedness, including our Amended Credit Facility, or the indebtedness of any our restricted subsidiaries. The indenture does not allow us to pay dividends or distributions on our outstanding capital stock (including to our parent) and limits or restricts our ability to incur additional debt, repurchase securities, make certain prohibited investments, create liens, transfer or sell assets, enter into transactions with affiliates, issue or sell stock of a subsidiary or merge or consolidate. The indenture permits the trustee or the holders of 25% or more of the Notes to accelerate payment of the outstanding principal and accrued and unpaid interest upon certain events of default, including failure to make required payments of principal and interest when due, uncured violations of the material covenants under the indenture or if lenders accelerate payment of the outstanding principal and accrued unpaid interest due to an event of default with respect to at least $15.0 million of our other debt, such as our Credit Facility.

The indenture does not contain any financial maintenance covenants.

In February 2009, we repurchased $3.0 million face amount of Notes for $1.8 million plus accrued interest and commission, resulting in a net gain on extinguishment of debt of approximately $1.1 million (net of deferred financing fees written off), classified as “other non-operating income”.

As of March 31, 2011, the estimated fair value of the Notes was $164.7 million compared to a recorded book value of $172 million.

AGY Asia

The financing arrangement with the Bank of Shanghai (“AGY Asia Credit Facility”) now consists of a five-year term loan in the aggregate amount of approximately $41.9 million (consisting of a loan denominated in local currency of RMB 222.2 million, or approximately $33.9 million converted at an exchange rate of RMB 6.56 to 1 US dollar, the prevailing exchange rate as of March 31, 2011 and a US-dollar-denominated loan of $8 million), a one-year working capital loan in the aggregate amount of approximately $12.1 million (consisting of a local currency loan of RMB 59.5 million, or approximately $9.1 million converted at an exchange rate of RMB 6.56 to 1 US dollar, and a US-dollar-denominated loan of $3 million), and a one-year letter of credit facility in the amount of $2 million.

The term loan is secured by AGY Asia’s building, alloy metals and equipment and bears interest annually at the rate of either the five-year lending rate as published by the People’s Bank of China, plus a margin, or six-month LIBOR plus 3.0%. Term loan borrowings may be made in both local currency and US dollars, up to certain limits. At March 31, 2011, AGY Asia had approximately $33.6 million outstanding under the term loan, consisting of a local currency loan of RMB 183.5 million, or approximately $27.9 million converted at the period-end exchange rate, and a US-dollar-denominated loan of $5.7 million. The weighted average interest rate for cash borrowings outstanding as of March 31, 2011, was 6.2%.

The working capital loan facility is secured by existing and future equipment and assets acquired by AGY Asia and bears interest annually at the rate of either the one-year lending rate as published by the People’s Bank of China, or three-month LIBOR plus 3.0%. Working capital loan borrowings may be made in both local currency and US Dollars, up to certain limits.

At March 31, 2011, the Company had approximately $10.0 million of borrowings outstanding under the working capital loan consisting of a local currency loan of RMB 52.3 million, or approximately $8.0 million, converted at the period-end exchange rate, and a US-dollar-denominated loan of $2 million. The weighted average interest rate for cash borrowings outstanding as of March 31, 2011, was 6.0%.

The letter of credit facility is a one-year facility for the issuance of documentary letters of credit up to a maximum term of 120 days. A 15% deposit is required upon issuance with the balance due upon settlement of the underlying obligation.

The loan agreements contain customary representations and warranties and customary affirmative and negative covenants, including, among other things, interest coverage, restrictions on indebtedness, liens, investments, mergers and consolidations, dividends and other payments in respect to capital stock, and transactions with affiliates. The loan agreements also include customary events of default, including a default upon a change of control. AGY Asia was in compliance with all such covenants at March 31, 2011.

All amounts borrowed under the AGY Asia Credit Facility are non-recourse to AGY Holding Corp. or any other domestic subsidiary of AGY Holding Corp.

OTHER FINANCIAL OBLIGATIONS AND COMMITMENTS

We are obligated to make approximately $0.7 million minimum purchases of marbles from Chinese marble producers during the remainder of 2011.

We lease under short-term operating leases a significant portion of the alloy needed to support our manufacturing operations. At March 31, 2011, we leased in our AGY US segment approximately 44,500 ounces of platinum and 2,700 ounces of rhodium under the Deutsche Bank Master Lease Agreement, with a notional value of approximately $73.0 million and $6.1 million, respectively. For the quarter ended March 31, 2011, total lease costs of alloy metals were approximately $0.9 million, and were classified as a component of cost of good sold. Our lease expense is dependent on several factors, including the amount of alloy leased, market spot rates for the alloy and associated lease rates. Market spot rates are subject to daily fluctuation and this fluctuation could result in material changes to our alloy lease expense. All of the leases outstanding at March 31, 2011 had initial terms of six to twelve months, maturing no later than March 2012 (with future minimum rentals of approximately $1.9 million until maturity in March 2012).

We also have various operating leases for certain manufacturing equipment, personal and real property.

As discussed in Note 3 of our Consolidated Financial Statements in our 2010 Form 10-K, in connection with the purchase of AGY Asia, we entered into an option agreement with Grace pursuant to which Grace granted AGY a call option and AGY granted Grace a put option in respect of the 30% interest held by Grace in AGY Asia, in each case until December 31, 2013, unless mutually extended. The option price is determined by a formula outlined in the agreement. The exercise of the call option requires certain minimum financial performance levels to be reached by AGY Asia and the put option became exercisable in June 2010. As of March 31, 2011 the redemption amount of the put option was $1.8 million compared to an initial carrying value of $12.4 million. Based on these provisions and the financial projections of AGY Asia, the Company believes that either the call option or the put option will be exercised in the second half of 2011 or in 2012. If the acquisition of the noncontrolling interest is consummated, the Company intends to finance the consideration paid pursuant to the agreement through the sale of additional equity to its private equity sponsor, if available, or other available liquidity.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This management’s discussion and analysis of financial condition and results of operations includes “forward-looking statements.” All statements included herein, other than statements of historical fact, may constitute forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. Important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, among others, the following factors: competition from other suppliers of glass fibers, as well as suppliers of competing products; the cyclical nature of certain of the end-markets for our products; adverse macroeconomic and business conditions, continued disruption in credit markets and government policy generally leading to global market downturn; an inability to develop product innovations and improve our production technology and expertise; the loss of a large customer or end-user application; a decision by an end-user to modify or discontinue production of an end-product that has specified the use of our product; an inability to protect our intellectual property rights; liability for damages based on product liability claims; increases in energy costs and other raw materials or in the cost of acquiring or leasing alloy metals required for the production of glass fibers; labor disputes or increases in labor costs; difficulties and delays in manufacturing; disruption in the operations of our customers within Japan and Asia associated with the recent natural disaster in Japan and its aftermath; a reliance on Owens Corning for some of our bushing fabrication; an inability to successfully implement our cost reduction initiatives relating to efficiency, throughput and process technology developments; an inability to successfully integrate future acquisitions including AGY Asia; our inability to successfully implement our cost reduction initiatives; interest rate and foreign exchange rate fluctuations; business risks associated with doing business internationally; an inability to finance the consideration to be paid pursuant to the put/call agreement for the 30% noncontrolling interest in AGY Asia; the loss of key members of our management; an inability or failure to comply with environmental, health or safety laws and regulations; our limited history of profitable operations since our emergence from Chapter 11 protection on April 2, 2004; our substantial indebtedness; and certain covenants in our debt documents.

We do not have any intention or obligation to update forward-looking statements included in this management’s discussion and analysis of financial condition and results of operations.

ITEM 3. – Quantitative and Qualitative Disclosures About Market Risk

INTEREST RATE RISK

We are subject to interest rate risk in connection with our short- and long-term debt. Our principal interest rate exposures relate to the AGY US $50 million Amended Credit Facility and our AGY Asia Credit Facility. Assuming the AGY US Amended Credit Facility is fully drawn, each 100 basis point change in interest rates would result in approximately a $0.5 million change in annual interest expense on our revolving credit facility. Assuming the AGY Asia Credit Facility is fully drawn, each 100 basis point change in interest rates would result in approximately a $0.5 million change in annual interest expense for AGY Asia.

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

At March 31, 2011, we had existing contracts for physical delivery of natural gas at our Aiken, SC and Huntingdon, PA facilities that fix the commodity cost of natural gas for approximately 70% and 90%, respectively, of our estimated natural gas purchase requirements in the next nine months. We also had existing contracts for physical delivery of electricity at our Huntingdon, PA facility that fix the commodity cost of approximately 95% of our estimated electricity purchase requirements in the next nine months. Although these contracts are considered derivative instruments, they meet the normal purchases exclusion contained in ASC 815, and are, therefore, exempted from the related accounting requirements.

FOREIGN EXCHANGE RISK

We are subject to inherent risks attributed to operating in a global economy. For AGY US, all of our debt and most of our costs are denominated in US dollars. Approximately 2% percent of our sales are denominated in currencies other than the US dollar. Although our level of foreign currency exposure is limited, we may utilize derivative financial instruments to manage foreign currency exchange rate risks.

Approximately 20% of the debt of our subsidiary, AGY Asia, is denominated in U.S. dollars, with the balance denominated in Chinese RMB. In addition, approximately 80% of the sales of AGY Asia are denominated in U.S. dollars, while approximately 80% of its costs are denominated in Chinese RMB.

At March 31, 2011, we had no foreign currency hedging agreements in effect.

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

As required by Rule 13a-15(d) of the Exchange Act, the Company’s management, including the Principal Executive Officer and the Principal Financial Officer, conducted an evaluation of the internal control over financial reporting to determine whether any changes occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Based on that evaluation, the Principal Executive Officer and the Principal Financial Officer concluded no such changes during the quarter ended March 31, 2011 materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1A. Risk Factors

None.

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

AGY Holding Corp.

Date:	May 16, 2011	By:	/s/ C. Steven Smoot
C. Steven Smoot Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Rule 13a-14(a) and 15d-14(a) Certification of Principal Executive Officer +

31.2	Rule 13a-14(a) and 15d-14(a) Certification of Principal Financial Officer and Principal Accounting Officer +

32.1	Section 1350 Certification of Principal Executive Officer +

32.2	Section 1350 Certification of Principal Financial Officer and Principal Accounting Officer+

+	Filed herewith.