Form 10-Q
period 2011-06-30
AGY Holding Corp.
filed 2011-08-15
CIK 1431824

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2011

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☒	Smaller Reporting Company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).    Yes  ☐    No  ☒

There is no established trading market for the Common Stock of the registrant. The total number shares of the registrant’s common stock, par value $0.01 per share, outstanding as of August 12, 2011 was 100.

PART I – FINANCIAL INFORMATION

ITEM 1. – Consolidated Financial Statements

AGY Holding Corp. and Subsidiaries

Consolidated Balance Sheets

(In thousands except share and per share data)

	June 30, 2011 (Unaudited)	December 31, 2010
Assets
Current assets:
Cash	$2,605	$3,132
Trade accounts receivable, less allowances of $2,208 and $3,123 at June 30, 2011 and December 31, 2010, respectively	24,265	17,965
Inventories, net	31,303	31,260
Deferred tax assets	4,319	4,984
Other current assets	2,443	1,997

Total current assets	64,935	59,338
Property, plant and equipment, and alloy metals, net	214,756	220,338
Intangible assets, net	18,055	17,953
Other assets	830	1,058

TOTAL	$298,576	$298,687

Liabilities, Obligation Under Put/Call for Noncontrolling Interest and Shareholder’s Equity
Current liabilities:
Accounts payable	$13,692	$11,730
Accrued liabilities	11,062	11,320
Short-term borrowings	11,040	9,890
Current portion of long-term debt	9,889	8,342

Total current liabilities	45,683	41,282
Long-term debt	223,496	214,973
Pension and other employee benefit plans	9,658	10,123
Deferred tax liabilities	6,328	6,992

Total liabilities	285,165	273,370

Commitments and contingencies
Obligation under put/call for noncontrolling interest	6,138	3,401

Shareholder’s equity:
Common stock, $.01 par value per share; 1,000 shares authorized; 100 shares issued and outstanding	—	—
Additional paid-in capital	122,200	122,187
Accumulated deficit	(125,570)	(112,562)
Accumulated other comprehensive income	3,602	2,529

Total AGY Holding Corp. shareholder’s equity	232	12,154
Noncontrolling interest	7,041	9,762

Total shareholder’s equity	7,273	21,916

TOTAL	$298,576	$298,687

The accompanying notes are an integral part of the unaudited consolidated financial statements.

AGY Holding Corp. and Subsidiaries

Consolidated Statements of Operations

(In thousands, unless otherwise noted)

	(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net sales	$50,006	$49,308	$94,938	$94,881
Cost of goods sold	(46,258)	(46,724)	(88,140)	(87,689)

Gross profit (loss)	3,748	2,584	6,798	7,192
Selling, general and administrative expenses	(3,769)	(4,128)	(7,750)	(8,024)
Restructuring charges	(33)	(702)	(50)	(1,030)
Amortization of intangible assets	(251)	(251)	(502)	(502)
Other operating income (expense)	28	(694)	(126)	(2,395)

Loss from operations	(277)	(3,191)	(1,630)	(4,759)
Other non-operating (expense) income:
Interest expense	(5,886)	(5,909)	(11,645)	(11,786)
Other income, net	43	42	86	63

Loss before income tax (expense) benefit	(6,120)	(9,058)	(13,189)	(16,482)
Income tax (expense) benefit	(40)	3,190	(40)	5,549

Net loss	(6,160)	(5,868)	(13,229)	(10,933)
Less: Net loss attributable to the noncontrolling interest	40	140	221	425

Net loss attributable to AGY Holding Corp.	$(6,120)	$(5,728)	$(13,008)	$(10,508)

The accompanying notes are an integral part of the unaudited consolidated financial statements.

AGY Holding Corp. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands, unless otherwise noted)

	(Unaudited)
	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(13,229)	$(10,933)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	7,587	9,983
Alloy metals depletion, net	3,808	4,842
Amortization of debt issuance costs	378	356
Amortization of intangibles with definite lives	502	502
Loss on sale, disposal or exchange of property and equipment and alloy metals	1	2,696
Stock compensation	14	31
Deferred income tax benefit	—	(5,586)
Changes in assets and liabilities (net of effect of assets acquired and liabilities assumed in acquisition):
Trade accounts receivable	(6,300)	(4,767)
Inventories	(43)	1,784
Other assets	(193)	(717)
Accounts payable	2,219	(607)
Accrued liabilities	(181)	(521)
Pension and other employee benefit plans	(465)	349

Net cash used in operating activities	(5,902)	(2,588)

Cash flows from investing activities:
Purchases of property and equipment and alloy metals	(3,962)	(5,059)
Proceeds from the sale of property and equipment and alloy metals	—	6,479

Net cash (used in) provided by investing activities	(3,962)	1,420

Cash flows from financing activities:
Proceeds from Revolving Credit Facility borrowings	43,984	35,350
Payments on Revolving Credit Facility borrowings	(30,934)	(37,100)
Proceeds from AGY Asia Credit Facility borrowings	—	5,178
Payments on AGY Asia Credit Facility borrowings	(2,655)	(1,952)
Debt issuance costs and others	(982)	—

Net cash provided by financing activities	9,413	1,476

Effect of exchange rate changes on cash	(76)	20

Net increase (decrease) in cash	(527)	328

Cash, beginning of period	3,132	3,439

Cash, end of period	$2,605	$3,767

Supplemental disclosures of cash flow information:
Cash paid for interest	$11,155	$10,229

Cash paid for income taxes	$91	$45

Supplemental disclosures of non cash financing/investing activities:
Increase in minimum pension liability adjustment	$—	$86

Construction in-progress included in accounts payable	$325	$604

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

Adoption of New Accounting Standard

There were no accounting standards issued during the quarter that the Company believes would have a material impact on the financial statements.

2.	Inventories, net

Inventories, net of reserves for excess, obsolete, and write-downs to lower of cost or market adjustments of $1,559 and $1,829 as of June 30, 2011 and December 31, 2010, respectively, consist of the following:

	June 30, 2011	December 31, 2010
Finished goods and work in process	$20,080	$21,323
Materials and supplies	11,223	9,937

	$31,303	$31,260

3.	Property, Plant and Equipment and Alloy Metals

Property, plant and equipment and alloy metals consist of the following:

	June 30, 2011	December 31, 2010
Land and land use rights	$12,150	$11,893
Buildings and leasehold improvements	38,741	38,169
Machinery and equipment	149,571	146,341
Alloy metals (net of depletion)	83,066	86,279

	283,528	282,682
Less – Accumulated depreciation	(72,218)	(64,400)

	211,310	218,282
Construction-in-progress	3,446	2,056

	$214,756	$220,338

Depreciation expense was $7,587 and $9,983 in the six months ended June 30, 2011 and 2010, respectively.

As discussed in Note 5, the Company recognized $2,743 of accelerated depreciation related to its North American manufacturing footprint optimization during the three months ended June 30, 2010.

Depletion of alloy metals was $3,808 and $4,842 (net of recoveries and excluding expense to process such recoveries), in the six months ended June 30, 2011 and 2010, respectively.

During the first six months of 2010, the Company sold alloy metals for net proceeds of $6,479, and recognized a loss of $2,696, classified as “other operating expense”. No alloy metals were sold during 2011.

4.	Intangible Assets

Intangible assets subject to amortization and trademarks, which are not amortized, consist of the following:

	June 30, 2011	December 31, 2010	Estimated Useful Lives
Intangible assets subject to amortization:
Customer relationships – U.S.	$4,800	$4,800	11 years
Process technology	10,200	10,200	18 years
Deferred financing fees	6,056	5,075	4 to 8 years

Sub-Total	21,056	20,075
Less – Accumulated amortization	(8,614)	(7,735)

	12,442	12,340
Trademarks – not amortized	5,613	5,613

Net intangible assets	$18,055	$17,953

In March 2011, the Company entered into an amended senior secured loan and security agreement (“Amended Credit Facility”) for AGY US and incurred approximately $1.0 million in debt issuance costs. These costs are treated as additional deferred financing fees amortized by the straight-line method over the remaining life of the Amended Credit Facility, which approximates the effective interest method.

The Company’s process technology consists of several patents that relate to the design, application or manufacturing for key products, and its estimated useful life is based on the average legal life of the patents and the Company’s estimated economic life of the processes.

5.	Restructuring Initiatives

As part of the Company’s continuing review and improvement of its cost structure, actions were taken in 2010 to further optimize the AGY US segment manufacturing footprint. The Company downsized and flexed certain underutilized manufacturing facilities in the U.S. to improve profitability and better adjust its production capacity to projected future worldwide market demand. In conjunction with these actions, during the first six months of 2010 the Company recorded $3,773 in charges, of which $1,030 was related primarily to the relocation of certain manufacturing equipment and is included in “Restructuring charges” and $2,743 were related to accelerated depreciation expense and is included in “Cost of goods sold.” Most of the cash costs related to these actions were incurred and paid during the same period. Unpaid liabilities of $224 as of June 30, 2011 from the Company’s 2010 restructuring are expected to be paid during the second half of 2011.

Although no material additional restructuring expenses were incurred during the first six months of 2011, the Company continues to evaluate its global manufacturing footprint in an effort to optimize its production capacity and its overhead cost structure. As a result of this evaluation, similar activities could result in additional cash payments and accelerated depreciation expense.

6.	Accrued Liabilities

Accrued liabilities consist of the following:

	June 30, 2011	December 31, 2010
Vacation	$1,856	$1,925
Real and personal property taxes	2,134	2,774
Payroll and benefits	1,371	1,525
Interest	2,487	2,465
Current portion of pension and other employee benefits	1,041	1,041
Accrued non refundable PRC value added tax	1,317	873
Other	856	717

Total accrued liabilities	$11,062	$11,320

7.	Debt

Principal amounts of indebtedness outstanding under the Company’s financing arrangements consist of the following:

	June 30, 2011	December 31, 2010
Senior secured notes	$172,000	$172,000
Senior secured revolving credit facility	31,000	17,950
AGY Asia credit facility – non-recourse	41,425	43,255

Total debt	244,425	233,205
Less – Short-term debt and current portion of long-term debt – AGY Asia	20,929	18,232

Total long-term debt	$223,496	$214,973

Senior Secured Notes

Interest on our Senior Secured Notes due 2014 (the “Notes”) is payable semi-annually on May 15 and November 15 of each year. Our obligations under the Notes are fully and unconditionally guaranteed, jointly and severally, on a second-priority basis, by each of our existing and future domestic subsidiaries, other than immaterial subsidiaries, that guarantee the indebtedness of the Company, including the Amended Credit Facility, or the indebtedness of any restricted subsidiaries.

As of June 30, 2011 and December 31, 2010, the estimated fair value of the Notes was $165,120 and $155,455, respectively, compared to a recorded book value of $172,000 for both periods. The fair value of the Notes is estimated on the basis of quoted market prices; however, trading in these securities is limited and may not reflect fair value. The fair value is subject to fluctuations based on, among other things, the Company’s performance, its credit rating and changes in interest rates for debt securities with similar terms.

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

Senior Secured Revolving Credit Facility

The Company’s $40,000 Senior Secured Revolving Credit Facility was originally scheduled to mature in October 2011. On March 8, 2011 the Company entered into the Amended Credit Facility that provides for an expanded credit facility of up to $50,000 and matures on the earlier of March 8, 2015 or 90 days prior to the maturity date of the senior secured notes. The Amended Credit Facility includes a $20,000 sublimit for the issuance of letters of credit and a $5,000 sublimit for swing line loans. The terms of the Amended Credit Facility are similar to the superseded facility and summarized below. The borrowing base for the Amended Credit Facility is equal to the sum of: (i) an advance rate against eligible accounts receivable of up to 85%, plus (ii) the lesser of (A) 65% of the book value of eligible inventory (valued at the lower of cost or market) and (B) 85% of the net orderly liquidation value for eligible inventory, plus (iii) up to $40,000 of eligible alloy inventory, minus (iv) 100% of market-to-market risk on certain interest hedging arrangements, minus (v) a reserve of $7,500, and minus (vi) other reserves as the lender may determine in its permitted discretion.

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

The Company incurred approximately $1,000 in issuance costs, which will be expensed over the life of the Amended Credit Facility.

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

In addition, the agreement contains a “springing financial maintenance covenant.” Specifically, if any revolving credit facility commitments are outstanding and after the occurrence of (a) a default or an event of default, or (b) the availability under the facility falling below the greater of $6,250 and 12.5% of the Borrowing Base (as defined) as of the last day of the most recent fiscal month ended, the Company must maintain a fixed charge coverage ratio of at least 1.0 to 1.0 for each period of four fiscal quarters ended during, or on the last day of, the fiscal quarter immediately before the events listed in (a) and (b) above. The Company does not currently anticipate that the springing financial maintenance covenant will become effective.

The agreement governing the Amended Credit Facility permits the lenders to accelerate payment of the outstanding principal and accrued and unpaid interest and/or to terminate their commitment to lend any additional amounts upon certain events of default, including but not limited to failure to pay principal or interest or other amounts when due, breach of certain covenants or representations including breach of the springing covenant, cross-defaults to certain other agreements and indebtedness in excess of specified amounts, a change of control, or default under our obligation regarding the AGY Asia option exercise. The Company was in compliance with all such covenants as of June 30, 2011 and December 31, 2010.

As of June 30, 2011, the Company had issued letters of credit totaling approximately $2,400 and had cash borrowings of $31,000 under the facility. The weighted average interest rate for cash borrowings outstanding as of June 30, 2011 was 3.2%. Borrowing availability after giving effect to the borrowing base at June 30, 2011 was approximately $16,600.

As of December 31, 2010, under our previous $40,000 Credit Facility, the Company had issued standby letters of credit totaling approximately $2,400 and had cash borrowings of $17,950 leaving total undrawn availability, after giving effect to the borrowing base, of $17,100.

AGY Asia Credit Facility - Non-recourse

The AGY Asia financing arrangement (“AGY Asia Credit Facility”) now consists of a five-year term loan in the aggregate amount of approximately $42,300 (consisting of a loan denominated in local currency of RMB 222,200, or approximately $34,300 converted at an exchange rate of RMB 6.47 to 1 U.S. dollar, the prevailing exchange rate at June 30, 2011 and a U.S.-dollar-denominated loan of $8,000), a one-year working capital loan in the aggregate amount of approximately $12,200 (consisting of a local currency loan of RMB 59,500, or approximately $9,200 converted at an exchange rate of RMB 6.47 to 1 U.S. dollar, and a U.S.-dollar-denominated loan of $3,000), and a one-year letter of credit facility in the amount of $2,000.

The term loan is secured by AGY Asia’s building, alloy metals and equipment and bears interest annually at the rate of either the five-year lending rate as published by the People’s Bank of China, plus a margin, or six-month LIBOR plus 3.0%. Term loan borrowings may be made in both local currency and US dollars, up to certain limits. At June 30, 2011 and December 31, 2010, AGY Asia had approximately $30,400 and $33,400 of borrowings outstanding under the term loan, respectively, consisting of a local currency loan of RMB 166,500, or approximately $25,700 and $27,700, respectively, converted at each end-of-period exchange rate, and a U.S.-dollar-denominated loan of $4,700 and $5,700, respectively. The weighted average interest rate for cash borrowings outstanding as of June 30, 2011 was 6.7%.

There are semi-annual mandatory payments of principal on the term loan borrowings. At June 30, 2011, the remaining mandatory payments of principal were as follows :

2011	$4,871
2012	10,344
2013	10,929
2014	4,240

$30,385

The working capital loan facility is secured by existing and future equipment and assets acquired by AGY Shanghai and bears interest annually at the rate of either the one-year lending rate as published by the People’s Bank of China, or three-month LIBOR plus 3.0%.

At June 30, 2011 and December 31, 2010, AGY Asia had approximately $9,400 and $9,900 borrowings, respectively, outstanding under the working capital loan consisting of a local currency loan of RMB 54,500, or approximately $8,400 and $7,900, respectively, converted at the end-of-period exchange rate, and a U.S.-dollar-denominated loan of $1,000 and $2,000, respectively. The weighted average interest rate for cash borrowings outstanding as of June 30, 2011, was 6.5%.

During the second quarter of 2011, AGY Asia entered into a letter of credit (“LC”) discounting arrangement whereby certain trade receivables backed by LCs may be discounted with recourse and borrowed against at a nominal interest cost. At June 30, 2011, AGY Asia had discounted LCs with a face value of approximately $2,500 (which amount is recorded in trade receivables at June 30, 2011), receiving proceeds of approximately $1,600 and maintaining equity of approximately $900 in such receivables. At June 30, 2011, proceeds of $1,600 received from discounting were recorded as short-term debt payable.

The letter of credit facility is a one-year facility for the issuance of documentary letters of credit up to a maximum term of 120 days. A 15% deposit is required upon issuance with the balance due upon settlement of the underlying obligation.

The loan agreements contain customary representations and warranties and customary affirmative and negative covenants, including, among other things, interest coverage, debt-to-assets ratio, restrictions on indebtedness, liens, investments, mergers and consolidations, dividends and other payments in respect to capital stock, and transactions with affiliates. The loan agreements also include customary events of default, including a default upon a change of control. AGY Asia was in compliance with all such covenants at June 30, 2011.

All amounts borrowed under the AGY Asia Credit Facility are non-recourse to AGY Holding Corp. or any other domestic subsidiary of AGY Holding Corp.

Maturities of Long-Term Debt

Maturities of long-term debt at June 30, 2011 consist of the following:

	North America	China – Non-recourse	Total
2012	$—	$5,327	$5,327
2013	—	10,929	10,929
2014	203,000	4,240	207,240

	$203,000	$20,496	$223,496

8.	Capital Stock and Equity

The authorized capital stock of the Company consists of a total of 1,000 shares of common stock with a par value of $0.01 per share. All 100 outstanding shares of the Company have been owned by Holdings since the Acquisition on April 7, 2006. The holder of each share has the right to one vote for each share of common stock held and no shareholder has special voting rights other than those afforded all shareholders generally under Delaware law. Shareholders will share ratably, based on the number of shares held, in any and all dividends the Company may declare. As indicated in Note 7, the payment of dividends is restricted by the Amended Credit Facility and the Notes and no dividends were paid in either the six months ended June 30, 2011 or 2010.

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

Net periodic benefit costs for the three and six months ended June 30, 2011 and 2010, are as follows:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	Pension Benefits		Post-Retirement Benefits		Pension Benefits		Post-Retirement Benefits
	2011	2010	2011	2010	2011	2010	2011	2010
Service cost	$—	$—	$72	$112	$—	$—	$144	$224
Interest cost	39	63	55	109	78	126	137	218
Settlement	—	35	—	—	—	88	—	—
Amortization of unrecognized gains	12	—	(71)	(3)	24	—	(142)	(6)

Total net periodic benefit cost	$51	$98	$56	$218	$102	$214	$139	$436

Expected net employer contributions for the defined benefit plan for the year ending December 31, 2011 are $643. Expected net employer contributions for the postretirement benefit plan for the year ending December 31, 2011 are $398.

Defined Contribution Plan

The Company has a defined contribution 401(k) plan that allows qualifying employees to contribute up to 30% of their annual pretax or after-tax compensation subject to Internal Revenue Service (IRS) limitations. Effective January 1, 2007, AGY may provide a voluntary matching employer contribution of 50% on up to 6% of each participant’s before-tax salary deferral. In addition, AGY may make an employer contribution to the plan based on the Company’s annual financial performance. For the six months ended June 30, 2011 and 2010, the Company contributed $293 and $330, respectively.

10.	Stock-based Compensation

Our stock-based compensation includes stock options and restricted stock as described in our 2010 Form 10-K. Total stock-based compensation was $14 and $31 for the six months ended June 30, 2011 and 2010, respectively. No additional stock options or restricted stock were granted, exercised, or expired during the six months ended June 30, 2011.

The following table summarizes the Company’s activity in stock options: The outstanding options at June 30, 2011 had no intrinsic value.

	Number of options	Weighted-Average Remaining Contractual Life (In Years)	Weighted-Average Remaining Exercise Price
Outstanding – January 1, 2011	1,150,000	5.4	$9.79
Granted	—
Exercised	—
Expired or forfeited	—

Outstanding – June 30, 2011	1,150,000	4.8	$9.79

Exercisable – June 30, 2011	731,667	4.8	$9.94

11.	Comprehensive Loss

Comprehensive loss represents net loss and all changes in equity during the period except those resulting from investments by owners and distributions to owners. The components of comprehensive loss were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net loss attributable to AGY Holding Corp.	$(6,120)	$(5,728)	$(13,008)	$(10,508)
Pension & Other OPEB Adjustments	—	(27)	—	(86)
Currency translation adjustments	615	228	1,073	233

Comprehensive loss attributable to AGY Holding Corp.	$(5,505)	$(5,527)	$(11,935)	$(10,361)

Net loss attributable to noncontrolling interest	$(40)	$(140)	$(221)	$(425)
Currency translation adjustments	132	51	237	54

Comprehensive income (loss) attributable to noncontrolling interest	$92	$(89)	$16	$(371)

Net (loss) income	$(6,160)	$(5,868)	$(13,229)	$(10,933)
Pension and Other OPEB Adjustments	—	(27)	—	(86)
Currency translation adjustments	747	279	1,310	287

Comprehensive loss, including portion attributable to noncontrolling interest	$(5,413)	$(5,616)	$(11,919)	$(10,732)

12.	Derivative Instruments and Hedging Activities

The Company from time to time enters into fixed-price agreements for the natural gas and the electricity commodities requirements of our AGY US segment to reduce the variability of the cash flows associated with forecasted purchases of natural gas and electricity. Although these contracts are considered derivative instruments, they typically meet the normal purchases exclusion contained in ASC 815, and are therefore exempted from the related accounting requirements.

At June 30, 2011, the Company had existing contracts for physical delivery of natural gas at its Aiken, SC and Huntingdon, PA facilities that fix the commodity cost of natural gas for approximately 70% and 90%, respectively, of its estimated natural gas purchase requirements in the next six months.

At June 30, 2011, the Company also had existing contracts for physical delivery of electricity at its Huntingdon, PA facility that fix the commodity cost of approximately 95% of its estimated electricity purchase requirements in the next six months.

The Company also uses, on occasion, foreign currency derivatives to manage the risk associated with fluctuations in foreign exchange rates. At June 30, 2011 and December 31, 2010, respectively, the Company had no foreign currency hedging agreements in effect.

13.	Alloy Metals Leases

The Company leases under short-term operating leases (generally with lease terms from six to twelve months) a significant portion of the alloy metals needed to support its manufacturing operations. During the six months ended June 30, 2011 and 2010, total lease costs of alloy metals were approximately $2,005 and $1,875, respectively, and were classified as a component of cost of goods sold. Since October 7, 2009, we are operating under a new master lease agreement (the “New Master Lease Agreement”) with Deutsche Bank Energy Trading LLC (“DB”). The New Master Lease Agreement has a three-year term and allows AGY to enter into leases of alloy metals, up to 51,057 ounces of platinum and up to 3,308 ounces of rhodium, with terms of one to twelve months. Lease costs are determined by the quantity of metal leased, multiplied by a benchmark value of the applicable precious metal and a margin above the lease rate index based on DB’s daily precious metal rates. The New Master Lease Agreement is secured by a security interest in rhodium up to a value that is the lesser of 35% of the leased platinum or $24,400. The New Master Lease Agreement contains customary events of default, including, without limitation, nonpayment of lease payments, inaccuracy of representations and warranties in any material respect and a cross-default provision with any credit facility or leasing facility greater than $500, including the Amended Credit Facility and the Notes. There are no financial maintenance covenants included in the New Master Lease Agreement.

At June 30, 2011, we leased approximately 47,650 ounces of platinum and 3,285 ounces of rhodium under the New Master Lease Agreement, with a notional value of approximately $80,950 and $7,700, respectively. All of the leases outstanding at June 30, 2011 had initial terms of three to twelve months, maturing no later than March 2012 (with future minimum rentals of approximately $1,200 until maturity in March 2012).

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

At June 30, 2011, there were no assets or liabilities required to be measured at fair value in periods subsequent to their initial recognition.

15.	Noncontrolling Interest

On June 10, 2009 the Company purchased a 70% controlling interest in AGY Asia. The 30% noncontrolling interest (“NCI”) was recorded at the acquisition date at a fair value of $12,431, which was derived from an option agreement, pursuant to which the Company has the right to purchase the remaining 30% NCI at a stipulated multiple of earnings before interest, taxes, depreciation and amortization if certain financial performances are achieved. Grace Technology Investment Co., Ltd and Grace THW Holding Limited (together, “Grace”) have the right to put their remaining 30% ownership to the Company after the one-year anniversary of the execution of the AGY Asia Purchase Agreement at a stipulated multiple of earnings before interest, taxes, depreciation and amortization. The put option became exercisable upon the first anniversary of the completion date of the AGY Asia acquisition, June 10, 2010, and will expire on December 31, 2013.

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

At June 30, 2011 and December 31, 2010, the Company recorded the attribution of the NCI net loss and other comprehensive income according to ASC 810-10-65 and performed a subsequent measurement of the probable redemption amount per ASC 480-10-S99. As of June 30, 2011 and December 31, 2010 the equity instrument is redeemable but remains below its initial carrying value. Therefore, only the redemption amount assessed as of the end of the period is classified in mezzanine equity and any NCI above this amount is presented in permanent equity.

Changes in noncontrolling interest are set forth below:

	Mezzanine Equity	Permanent Equity	Total NCI
Balance as of January 1, 2010	$11,320	$—	$11,320
Net income attributable to NCI – AGY Asia	1,546	—	1,546
Other comprehensive income attributable to NCI – AGY Asia	297	—	297
Adjustment to NCI Redemption amount assessment	(9,762)	9,762	—

Balance as of December 31, 2010	3,401	9,762	13,163

Net (loss) attributable to NCI – AGY Asia	(221)	—	(221)
Other comprehensive income attributable to NCI – AGY Asia	237	—	237
Adjustment to NCI Redemption amount assessment	2,721	(2,721)	—

Balance as of June 30, 2011	$6,138	$7,041	$13,179

16.	Income Taxes

During the three months and six months ended June 30, 2011, the Company’s effective tax rate was -0.7% and -0.3% respectively. This rate varied from the statutory rate of 34% due primarily to change in valuation allowance for domestic deferred tax assets which are not more-likely-than-not to be realized, change in foreign valuation allowance, losses on domestic and foreign subsidiaries with no tax benefit, and foreign rate differential. Generally, the Company can recognize deferred tax assets for the losses incurred until such time that the aggregate deferred tax assets exceed aggregate deferred tax liabilities that do not relate to assets with an indefinite useful life.

During the three months and six months ended June 30, 2010, the Company’s effective tax was a benefit of 35.2% and 33.7%, respectively. This rate varied from the statutory rate of 34% due primarily to losses on foreign subsidiaries with no tax benefit, change in valuation allowance, and foreign differential, which benefits were partially offset by state taxes.

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

In addition to the alloy metal leases discussed in Note 13, we also lease other equipment and property under operating leases. Total rent expense for the six months ended June 30, 2011 and 2010, was approximately $820 and $850, respectively. We are obligated to make minimum purchases of marbles from Chinese marble producers during the remainder of 2011 aggregating $520.

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

Three Months Ended June 30, 2011	AGY US	AGY Asia	Corporate and Other	Total
Total net sales	$42,207	$8,212	$(413)	$50,006
Operating (loss) income (i)	(482)	435	(230)	(277)
Depreciation and amortization	2,490	1,495	—	3,985
Alloy metals depletion, net	2,031	158	—	2,189

(i)	Operating loss for the three months ended June 30, 2011 within the corporate and other segment primarily includes the management fees payable to our sponsor and stock compensation expense.

Three Months Ended June 30, 2010	AGY US	AGY Asia	Corporate and Other	Total
Total net sales	$42,926	$7,412	$(1,030)	$49,308
Operating income (loss) (i)	955	270	(4,416)	(3,191)
Depreciation and amortization	5,123	1,361	—	6,484
Alloy metals depletion, net	1,371	191	—	1,562

(i)	Operating loss for the three months ended June 30, 2010 within the corporate and other segment primarily includes $702 of restructuring expense and $2,743 of accelerated depreciation expense (discussed in Note 5), stock compensation expense, the management fees payable to our sponsor, and $772 of loss recorded on the sale of assets.

Six Months Ended June 30, 2011	AGY US	AGY Asia	Corporate and Other	Total
Total net sales	$80,185	$15,166	$(413)	$94,938
Operating (loss) income (i)	(1,612)	423	(441)	(1,630)
Depreciation and amortization	5,119	2,970	—	8,089
Alloy metals depletion, net	3,516	292	—	3,808
Property, plant and equipment, and alloy metals, net	125,927	88,829	—	214,756
Carrying amount of intangible assets	18,055	—	—	18,055
Total assets	$193,998	$104,578	$—	$298,576

(i)	Operating loss for the six months ended June 30, 2011 within the corporate and other segment primarily includes the management fees payable to our sponsor and stock compensation expense.

Six Months Ended June 30, 2010	AGY US	AGY Asia	Corporate and Other	Total
Total net sales	$83,754	$12,855	$(1,728)	$94,881
Operating income (loss) (i)	2,009	34	(6,802)	(4,759)
Depreciation and amortization	7,765	2,720	—	10,485
Alloy metals depletion, net	4,488	354	—	4,842
Property, plant and equipment, and alloy metals, net	141,444	89,056	—	230,500
Carrying amount of intangible assets	18,810	—	—	18,810
Total assets	$210,318	$105,337	$—	$315,655

(i)	Operating loss for the six months ended June 30, 2010 within the corporate and other segment includes primarily includes $1,030 of restructuring expense and $2,743 of accelerated depreciation expense (discussed in Note 5), stock compensation expense, the management fee payable to our sponsor, and $2,696 of loss recorded on the sale of assets.

19.	Condensed Consolidating Financial Statements

As described in Note 10 to the Company’s Consolidated Financial Statements for the year ended December 31, 2010 included in the Company’s 2010 Form 10-K, in 2006 the Company issued $175,000 aggregate principal amount of the 11% senior second lien notes (“Old Notes”), which were exchanged for the Notes in 2008 in a registered exchange offer. As of June 30, 2011, $172,000 of Notes remain outstanding. The Notes are guaranteed, fully, unconditionally and jointly and severally, by each of AGY Holding Corp.’s existing and future wholly-owned domestic subsidiaries, other than immaterial subsidiaries (collectively, the “Combined Guarantor Subsidiaries”).

For the purpose of this footnote:

•	AGY Holding Corp. is referred to as “Parent”;

•	The Combined Guarantor Subsidiaries represent all subsidiaries other than the Combined Non-Guarantor Subsidiaries defined below; and

•	The “Combined Non-Guarantor Subsidiaries” as of June 30, 2011 include only the subsidiaries forming AGY Asia: AGY Cayman LLC, AGY Hong Kong Ltd and AGY Shanghai.

The following supplemental condensed consolidating financial information is presented on the equity method and reflects the Parent’s separate accounts, the accounts of the Combined Guarantor Subsidiaries, the accounts of the Non-Guarantor Subsidiaries, the consolidating adjustments and eliminations and the total consolidated accounts for the dates and periods indicated.

Condensed Consolidating Balance Sheet

	As of June 30, 2011
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Total current assets	$3,190	$46,585	$15,160	$—	$64,935
Due from (to) affiliates	(32,927)	34,942	(2,015)	—	—
Property, plant and equipment, net	73,004	52,923	88,829	—	214,756
Intangible assets, net	2,687	15,368	—	—	18,055
Investment in unconsolidated entities	164,305	—	—	(164,305)	—
Other assets	19	222	589	—	830

Total	$210,278	$150,040	$102,563	$(164,305)	$298,576

LIABILITIES, OBLIGATION UNDER PUT/CALL FOR NONCONTROLLING INTEREST AND SHAREHOLDER’S EQUITY
Total current liabilities	$7,046	$13,348	$25,289	$—	$45,683
Long-term debt	203,000	—	20,496	—	223,496
Other long-term liabilities	—	15,620	366	—	15,986
Obligation under put/call for noncontrolling interest	—	—	6,138	—	6,138
Parent’s shareholder’s equity	232	121,072	43,233	(164,305)	232
Noncontrolling interest equity	—	—	7,041	—	7,041

Total	$210,278	$150,040	$102,563	$(164,305)	$298,576

Condensed Consolidating Statements of Operations

	Three Months Ended June 30, 2011
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$42,207	$8,212	$(413)	$50,006
Cost of goods sold	—	(39,535)	(7,256)	533	(46,258)

Gross profit	—	2,672	956	120	3,748

Selling, general and administrative expenses	(199)	(2,929)	(521)	(120)	(3,769)
Restructuring charges	—	(33)	—	—	(33)
Amortization of intangible assets	—	(251)	—	—	(251)
Other operating (expense) income	—	28	—	—	28

Loss from operations	(199)	(513)	435	—	(277)

Interest expense	(5,259)	—	(627)	—	(5,886)
Equity losses in unconsolidated entities	(702)	—	—	702	—
Other income, net	—	(13)	56	—	43

Loss before income tax expense	(6,160)	(526)	(136)	702	(6,120)
Income tax expense	—	(40)	—	—	(40)

Net loss	(6,160)	(566)	(136)	702	(6,160)
Less: Net loss attributable to the noncontrolling interest	40	—	40	(40)	40

Net loss attributable to AGY Holding Corp.	$(6,120)	$(566)	$(96)	$662	$(6,120)

Condensed Consolidating Statements of Operations

	Six Months Ended June 30, 2011
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$80,185	$15,166	$(413)	$94,938
Cost of goods sold	—	(75,102)	(13,571)	533	(88,140)

Gross profit	—	5,083	1,595	120	6,798

Selling, general and administrative expenses	(391)	(6,187)	(1,172)	—	(7,750)
Restructuring charges	—	(50)	—	—	(50)
Amortization of intangible assets	—	(502)	—	—	(502)
Other operating (expense) income	—	(6)	—	(120)	(126)

Loss from operations	(391)	(1,662)	423	—	(1,630)

Interest expense	(10,389)	—	(1,256)	—	(11,645)
Equity losses in unconsolidated entities	(2,449)	—	—	2,449	—
Other income, net	—	(10)	96	—	86

Loss before income tax expense	(13,229)	(1,672)	(737)	2,449	(13,189)
Income tax expense	—	(40)	—	—	(40)

Net loss	(13,229)	(1,712)	(737)	2,449	(13,229)
Less: Net loss attributable to the noncontrolling interest	221	—	221	(221)	221

Net loss attributable to AGY Holding Corp.	$(13,008)	$(1,712)	$(516)	$2,228	$(13,008)

Condensed Consolidating Statements of Cash Flows

	Six Months Ended June 30, 2011
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net loss	$(13,229)	$(1,712)	$(737)	$2,449	$(13,229)
Equity losses in unconsolidated entities	2,449	—	—	(2,449)	—
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation, alloy metals depletion and amortization	378	8,635	3,262	—	12,275
Loss on sale, disposal of assets or exchange of property and equipment and alloy metals	—	1	—	—	1
Stock compensation	14	—	—	—	14
Change in assets and liabilities	(233)	(4,400)	(330)	—	(4,963)
Parents loans and advances	(1,244)	1,161	83	—	—

Net cash (used in) provided by operating activities	(11,865)	3,685	2,278	—	(5,902)

Cash flows from investing activities:
Purchase of property, plant and equipment and alloy metals	—	(3,685)	(277)	—	(3,962)

Net cash (used in) provided by investing activities	—	(3,685)	(277)	—	(3,962)

Cash flows from financing activities:
Net proceeds from Revolving Credit Facility	13,050	—	—	—	13,050
Net payments on AGY Asia credit facility			(2,655)		(2,655)
Debt issuance costs and others	(982)	—	—	—	(982)

Net cash provided (used) by financing activities	12,068	—	(2,655)	—	9,413

Effect of exchange rate changes on cash	6	—	(82)	—	(76)

Net increase (decrease) in cash	209	—	(736)	—	(527)

Cash, beginning of period	565	—	2,567	—	3,132

Cash, end of period	$774	$—	$1,831	$—	$2,605

Condensed Consolidating Balance Sheet

	As of June 30, 2010
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Total current assets	$2,492	$47,289	$15,482	$—	$65,263
Due from (to) affiliates	(28,731)	29,990	(1,259)	—	—
Property, plant and equipment, net	85,083	56,361	89,056	—	230,500
Intangible assets, net	2,439	16,371	—	—	18,810
Investment in unconsolidated entities	149,214	—	—	(149,214)	—
Other assets	20	220	842	—	1,082

Total	$210,517	$150,231	$104,121	$(149,214)	$315,655

LIABILITIES, OBLIGATION UNDER PUT/CALL FOR NONCONTROLLING INTEREST AND SHAREHOLDER’S EQUITY
Total current liabilities	$5,837	$17,921	$21,771	$—	$45,529
Long-term debt	189,500	—	29,174	—	218,674
Other long-term liabilities	—	20,169	5,154	—	25,323
Obligation under put/call for noncontrolling interest	—	—	3,568	—	3,568
Parent’s shareholder’s equity	15,180	112,141	37,073	(149,214)	15,180
Noncontrolling interest equity	—	—	7,381	—	7,381

Total	$210,517	$150,231	$104,121	$(149,214)	$315,655

Condensed Consolidating Statements of Operations

	Three Months Ended June 30, 2010
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$42,926	$7,412	$(1,030)	$49,308
Cost of goods sold	—	(41,205)	(6,546)	1,027	(46,724)

Gross profit	—	1,721	866	(3)	2,584

Selling, general and administrative expenses	(198)	(3,382)	(593)	45	(4,128)
Restructuring charges	—	(702)	—	—	(702)
Amortization of intangible assets	—	(251)	—	—	(251)
Other operating (expense) income	(772)	120	—	(42)	(694)

(Loss) Income from operations	(970)	(2,494)	273	—	(3,191)

Interest expense	(5,100)	—	(809)	—	(5,909)
Equity losses in unconsolidated entities	(2,105)	—	—	2,105	—
Other income (expense), net	—	(25)	67	—	42

Loss before income tax benefit	(8,175)	(2,519)	(469)	2,105	(9,058)
Income tax benefit	2,307	883	—	—	3,190

Net loss income	(5,868)	(1,636)	(469)	2,105	(5,868)
Less: Net loss attributable to the noncontrolling interest	140	—	140	(140)	140

Net loss attributable to AGY Holding Corp.	$(5,728)	$(1,636)	$(329)	$1,965	$(5,728)

	Six Months Ended June 30, 2010
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$83,754	$12,855	$(1,728)	$94,881
Cost of goods sold	—	(77,816)	(11,601)	1,728	(87,689)

Gross profit	—	5,938	1,254	—	7,192

Selling, general and administrative expenses	(406)	(6,541)	(1,185)	108	(8,024)
Restructuring charges	—	(1,030)	—	—	(1,030)
Amortization of intangible assets	—	(502)	—	—	(502)
Other operating (expense) income	(2,696)	409	—	(108)	(2,395)

(Loss) Income from operations	(3,102)	(1,726)	69	—	(4,759)
Interest expense	(10,197)	—	(1,589)	—	(11,786)
Equity losses in unconsolidated entities	(2,688)	—	—	2,688	—
Other (expense) income, net	—	(39)	102	—	63

(Loss) income before income tax benefit	(15,987)	(1,765)	(1,418)	2,688	(16,482)
Income tax benefit	5,054	495	—	—	5,549

Net loss income	(10,933)	(1,270)	(1,418)	2,688	(10,933)
Less: Net loss attributable to the noncontrolling interest	425	—	425	(425)	425

Net loss attributable to AGY Holding Corp.	$(10,508)	$(1,270)	$(993)	$2,263	$(10,508)

Condensed Consolidating Statements of Cash Flows

	Six Months Ended June 30, 2010
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss) income	$(10,933)	$(1,270)	$(1,418)	$2,688	$(10,933)
Equity (earnings) losses in unconsolidated entities	2,688	—	—	(2,688)	—
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation, alloy metals depletion and amortization	356	12,253	3,074	—	15,683
Loss on sale, disposal of assets or exchange of property and equipment and alloy metals	2,696	—	—	—	2,696
Stock compensation	31	—	—	—	31
Deferred income tax (benefit) expense	(5,055)	(531)	—	—	(5,586)
Change in assets and liabilities	3,661	(5,502)	(2,740)	102	(4,479)
Parents loans and advances	1,438	(1,992)	656	(102)	—

Net cash (used in) provided by operating activities	(5,118)	2,958	(428)	—	(2,588)

Cash flows from investing activities:
Purchase of property, plant and equipment and alloy metals	—	(2,958)	(2,101)	—	(5,059)
Proceeds from the sale of property and equipment and alloy metals	6,479	—	—	—	6,479

Net cash (used in) provided by investing activities	6,479	(2,958)	(2,101)	—	1,420

Cash flows from financing activities:
Net payments on Revolving Credit Facility	(1,750)	—	—	—	(1,750)
Net proceeds from AGY Asia Credit Facility	—	—	3,226	—	3,226

Net cash (used) provided by financing activities	(1,750)	—	3,226	—	1,476

Effect of exchange rate changes on cash	(2)	—	22	—	20

Net (decrease) increase in cash	(391)	—	719	—	328

Cash, beginning of period	783	—	2,656	—	3,439

Cash, end of period	$392	$—	$3,375	$—	$3,767

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

Results of Operations

The following tables summarize our results of operations in dollars and as a percentage of net sales for the three and six months ended June 30, 2011 and 2010 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net Sales
AGY US	$42,207	$42,926	$80,185	$83,754
AGY Asia	8,212	7,412	15,166	12,855

	50,419	50,338	95,351	96,609
Intersegment sales	(413)	(1,030)	(413)	(1,728)

Total net sales	50,006	49,308	94,938	94,881
Cost of goods sold	(46,258)	(46,724)	(88,140)	(87,689)

Gross profit	3,748	2,584	6,798	7,192
Selling, general and administrative expenses	(3,769)	(4,128)	(7,750)	(8,024)
Restructuring charges	(33)	(702)	(50)	(1,030)
Amortization of intangible assets	(251)	(251)	(502)	(502)
Other operating income (expense), net	28	(694)	(126)	(2,395)

Loss from operations	(277)	(3,191)	(1,630)	(4,759)
Other non-operating income, net	43	42	86	63
Interest expense	(5,886)	(5,909)	(11,645)	(11,786)

Loss before income taxes	(6,120)	(9,058)	(13,189)	(16,482)
Income tax (expense) benefit	(40)	3,190	(40)	5,549

Net loss	(6,160)	(5,868)	(13,229)	(10,933)
Less: Net loss attributable to noncontrolling interest	40	140	221	425

Net loss attributable to AGY Holding Corp.	$(6,120)	$(5,728)	$(13,008)	$(10,508)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net Sales
AGY US	84.4%	87.1%	84.4%	88.3%
AGY Asia	16.4%	15.0%	16.0%	13.5%

	100.8%	102.1%	100.4%	101.8%
Intersegment sales	(0.8)%	(2.1)%	(0.4)%	(1.8)%

Total net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	(92.5)%	(94.8)%	(92.8)%	(92.4)%

Gross profit	7.5%	5.2%	7.2%	7.6%
Selling, general and administrative expenses	(7.5)%	(8.4)%	(8.2)%	(8.5)%
Restructuring charges	(0.1)%	(1.4)%	(0.1)%	(1.1)%
Amortization of intangible assets	(0.5)%	(0.5)%	(0.5)%	(0.5)%
Other operating income (expense), net	0.1%	(1.4)%	(0.1)%	(2.5)%

Loss from operations	(0.5)%	(6.5)%	(1.7)%	(5.0)%
Other non-operating income, net	0.1%	0.1%	0.1%	0.1%
Interest expense	(11.8)%	(12.0)%	(12.3)%	(12.4)%

Loss before income taxes	(12.2)%	(18.4)%	(13.9)%	(17.3)%
Income tax (expense) benefit	(0.1)%	6.5%	(0.0)%	5.8%

Net loss	(12.3)%	(11.9)%	(13.9)%	(11.5)%
Less: Net loss attributable to noncontrolling interest	0.1%	0.3%	0.2%	0.4%

Net loss attributable to AGY Holding Corp.	(12.2)%	(11.6)%	(13.7)%	(11.1)%

As further discussed below, we use EBITDA and Adjusted EBITDA, which are non-GAAP financial measures, to measure our operating performance.

EBITDA and Adjusted EBITDA (which are defined below) are reconciled from net income (loss) determined under GAAP as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Statement of operations data:
Net loss	$(6,160)	$(5,868)	$(13,229)	$(10,933)
Interest expense	5,886	5,909	11,645	11,786
Income tax expense (benefit)	40	(3,190)	40	(5,549)
Depreciation and amortization	3,985	6,484	8,089	10,485

EBITDA	$3,751	$3,335	$6,545	$5,789

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
EBITDA	$3,751	$3,335	$6,545	$5,789
Adjustments to EBITDA:
Alloy depletion charge, net (a)	2,189	1,562	3,808	4,842
Non-cash compensation charges (b)	7	11	14	31
Management fees (c)	189	187	377	375
Restructuring charges (d)	33	702	50	1,030
Loss on disposition of assets and others (e)	—	773	—	2,623

Adjusted EBITDA	6,169	6,570	10,794	14,690
Less: Adjusted EBITDA attributable to the noncontrolling interest	(643)	(567)	(1,134)	(963)

Adjusted EBITDA attributable to AGY Holding Corp.	$5,526	$6,003	$9,660	$13,727

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2011
Adjusted EBITDA allocated to AGY Holding Corp. segment breakdown:
AGY US and Corporate	$4,026	$4,681	$7,013	$11,480
AGY Asia	1,500	1,322	2,647	2,247

	$5,526	$6,003	$9,660	$13,727

(a)	We purchase or lease alloy metals that are used in our manufacturing process. During the manufacturing process a small portion of the alloy metal is physically consumed. When the metal is actually consumed we recognize a non-cash charge. This expense is recorded net of the amount of metal that can be recovered after some specific treatment and net of the charges associated with such recovery treatment.
(b)	Reflects non-cash compensation expenses related to awards under Holdings’ 2006 Stock Option Plan and Holdings’ restricted stock granted to certain members of management.
(c)	Reflects the elimination of the management fee payable to our sponsor, Kohlberg & Company, LLC, pursuant to a management agreement entered into in connection with the Acquisition.
(d)	Reflects the elimination of the restructuring charges associated primarily with the relocation of some manufacturing equipment in 2010 to reduce our cost structure, streamline processes and optimize AGY US manufacturing footprint.
(e)	Reflects primarily the elimination of the loss recorded versus historical book value on the sale or exchange of some non-operating assets.

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

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

Net sales. Net sales increased $0.7 million, or 1.4%, to $50.0 million for the three months ended June 30, 2011, compared to $49.3 million during the comparable quarter of 2010. AGY Asia contributed $1.4 million of additional revenue, or a 22.2% revenue growth compared to the second quarter of 2010 (after accounting for the elimination of $0.4 and $1.0 million of intercompany sales in 2011 and 2010, respectively) due primarily to continued pricing momentum in the Asian electronics market. The $0.7 million, or 1.7% net decrease in sales attributable to AGY US in the second quarter of 2011, compared to the second quarter of 2010, was primarily due to lower sales volumes, partly offset by a favorable product mix and price increases, which we implemented and retained across most markets since early 2011. Aerospace and defense revenues were $12.9 million, up globally 9% when compared to the second quarter of 2010. This increase reflects a record sales level for aerospace, which increased 21% compared to the second quarter of 2010 as a result of continued robust demand for both aircraft retrofit, new build activity, and pricing actions, while defense sales were negatively impacted by delays in certain major programs. The electronics market revenues increased to $10.0 million, or 32% and 30%, compared to the second quarter of 2010 and the first quarter of 2011, respectively, reflecting the benefit of providing additional volumes at a price premium to fill product shortages in the Asian market associated with the recent natural disaster in Japan and its aftermath, plus pricing actions and increasing demand for specialty electronics fibers, which also drove mix enrichment within this market compared to 2010. The general and industrial (“G&I”) market revenues decreased globally to $19.2 million, or 18%. This $4.2 million decrease was largely caused by our Continuous Filament Mat (“CFM”) business, which decreased by 37% to $4.6 million when compared to the second quarter of 2010 as a result of market share loss at key accounts following 2010 pricing actions but improved by 31% when compared to the first quarter of 2011 as AGY’s market share has stabilized at a higher level. In addition, G&I revenues were negatively impacted by lower construction market revenues, which decreased $2.6 million to $3.2 million for the second quarter, reflecting some continued capacity-constrained sales only in part offset by 2011 pricing actions.

Gross profit. We reported a consolidated gross profit of $3.7 million, or 7.5% of net sales for the three months ended June 30, 2011, compared to $2.6 million, or 5.2% during the comparable quarter of 2010. Our AGY US segment contributed largely to the $1.1million increase in profitability, while AGY Asia’s contribution to the total gross profit increased $0.2 million in the second quarter of 2011 compared to the second quarter of 2010. The profitability of our AGY US segment benefited from $6.1 million of margin from a more favorable product mix and pricing actions, but was negatively impacted by $2.4 million of lower shipments due to constrained sales and reduced demand in certain markets. The $3.7 million net gain resulting from sales, however, was offset by increased manufacturing costs. We experienced greater than expected manufacturing efficiency losses, training and other expansion related expenses resulting from major capacity scale up in our Aiken, SC plant. In 2010, the AGY US segment results were also negatively impacted by $2.7 million of accelerated depreciation expenses related to the 2010 restructuring initiatives to optimize the U.S manufacturing footprint, which were not recurring in 2011.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased from $4.1 million during the second quarter of 2010 to $3.8 million during the second quarter of 2011. This decrease reflects primarily $0.4 million of lower expenses for our AGY US operating segment resulting from lower professional fees, recruiting and relocation expenses, in part offset by merit increases. Selling, general and administrative expenses decreased from 8.4% of net sales for the three months ended June 30, 2010 to 7.5% of net sales for the three months ended June 30, 2011.

Restructuring charges. In the three months ended June 30, 2010, we recorded $0.7 million in restructuring charges in conjunction with our structural cost reduction initiatives to further optimize the AGY US manufacturing footprint. These charges related primarily to the relocation of manufacturing equipment and were not recurring in 2011.

Other operating income (expense). During the three months ended June 30, 2011, other operating income was not significant. During the three months ended June 30, 2010, other operating expense of $0.7 million consisted primarily of a net $0.8 million loss recognized on the sale of alloy metals.

Interest expense. Interest expense was flat at $5.9 million for the three months ended June 30, 2010 and 2011.

Income tax expense. Income taxes decreased from a $3.2 million tax benefit for the three months ended June 30, 2010 to a $0.04 million tax expense for the three months ended June 30, 2011. The significant change from June 30, 2010 primarily relates to the establishment of a valuation allowance for domestic deferred losses with no benefit beginning with the third quarter of 2010. During the second quarter of 2011, the Company’s effective tax rate was -0.7%. This rate varied from the statutory rate of 34% due primarily to change of valuation allowance for domestic deferred tax assets, which are not more-likely-than-not to be realized, changes in foreign valuation allowances, losses on domestic and foreign subsidiaries with no tax benefit, and foreign rate differential. During the three months ended June 30, 2010, the Company’s effective tax rate was a benefit of 35.2%. This rate varied from the statutory rate of 34% due primarily to losses on foreign subsidiaries with no tax benefit, changes in valuation allowances, and foreign rate differential. Generally, the Company can recognize deferred tax assets for the losses incurred until such time that the aggregate deferred tax assets exceed aggregate deferred tax liabilities that do not relate to assets with an indefinite useful life.

Net loss. As a result of the aforementioned factors including primarily the increase in operating profit for the AGY US segment, losses on domestic and foreign subsidiaries with no tax benefit recognition in the 2011 period and loss recognized on the sale of alloy metals in the 2010 period, we reported a net loss attributable to AGY Holding Corp. of $6.1 million for the three months ended June 30, 2011, compared to a net loss of $5.7 million for the three months ended June 30, 2010. The net result attributable to the 30% noncontrolling interest in AGY Asia not owned by AGY Holding Corp. was approximately nil for the second quarter of 2011 compared to a $0.1 million loss for the comparable period in 2010.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

Net sales. Net sales were $94.9 million during the six months ended June 30, 2011 and June 30, 2010. AGY Asia contributed $3.6 million of additional revenue, or a 32.6% revenue growth compared to the first six months of 2010 (after accounting for the elimination of $0.4 and $1.7 million of intercompany sales in 2011 and 2010, respectively) due primarily to continued pricing momentum in the Asian electronics market. The $3.6 million, or 4.3% net decrease in sales generated by AGY US in the first half of 2011, compared to the first half of 2010 was primarily due to $12.9 million of lower sales volumes, while a favorable product mix and pricing actions accounted for an increase in sales of $9.3 million. Aerospace and defense revenues were $24.9 million, or globally up 4.5% when compared to the first half of 2010. This increase reflects a record sales level for aerospace, which increased 11% compared to the first half of 2010 as a result of continued robust demand for aircraft retrofit, new build activity, and pricing actions, while defense sales were negatively impacted by delays in certain major international programs. The electronics market revenues increased to $17.8 million, or 20%, compared to the first six months of 2010 reflecting pricing actions, the second quarter of 2011 benefit from filling at a price premium product shortages in the Asian market place associated with the recent natural disaster in Japan and its aftermath, plus increasing demand for specialty electronics fibers, which also drove mix enrichment within this market during the first half of 2011. The G&I market revenues decreased globally to $37.6 million, or 17%. This $7.5 million decrease was largely caused by our CFM business, which decreased by 35% to $8.0 million when compared to the six months ended June 30, 2010 as a result of market share loss at key accounts following late 2010 pricing actions. In addition, G&I revenues were negatively impacted by lower construction market revenues, which decreased 37% to $7.7 million for the six months ended June 30, 2011, reflecting some capacity-constrained sales only in part offset by 2011 pricing actions.

Gross profit. We reported a consolidated gross profit of $6.8 million, or 7.2% of net sales for the six months ended June 30, 2011, compared to a $7.2 million, or 7.6% of net sales for the six months ended June 30, 2010. AGY US segment profitability contribution decreased $0.8 million, while AGY Asia’s contribution to the total gross profit increased $0.3 million due primarily to pricing momentum during the six months ended June 30, 2011 when compared to the same period of 2010. The profitability of our AGY US segment benefited from $10.7 million of margin from a more favorable product mix and pricing actions executed over the last three quarters, but was negatively impacted by $4.9 million of lower shipments due to constrained sales and reduced demand in certain markets. The $5.8 million net gain resulting from sales, however, was offset by increased manufacturing costs and challenges we faced in operations where we experienced larger than expected manufacturing efficiency losses from the destabilizing effect of major capacity scale up in our Aiken, SC plant during the first half of 2011. In 2010, the AGY US segment results were also negatively impacted by $2.7 million of accelerated depreciation expenses related to the 2010 restructuring initiatives to optimize the U.S. manufacturing footprint, which were not recurring in 2011.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased from $8.0 million during the first half of 2010 to $7.8 million during the first half of 2011. This decrease reflects primarily $0.4 million of lower expenses for our AGY US operating segment resulting from lower professional fees, recruiting and relocation expenses, in part offset by merit increases. Selling, general and administrative expenses decreased from 8.5% of net sales for the six months ended June 30, 2010 to 8.2% of net sales for the six months ended June 30, 2011.

Restructuring charges. For the six months ended June 30, 2010, we recorded $1.0 million in restructuring charges in conjunction with our structural cost reduction initiatives to further optimize the AGY US manufacturing footprint. These charges related primarily to the relocation of manufacturing equipment and were not recurring in 2011.

Other operating expense. During the six months ended June 30, 2011, other operating expense of $0.13 million was not significant. During the six months ended June 30, 2010, other non-operating expense of $2.4 million consisted primarily of a net $2.7 million loss recognized on the sale of alloy metals.

Interest expense. Interest expense decreased $0.2 million from $11.8 million for the six months ended June 30, 2010 to $11.6 million for the six months ended June 30, 2011. The decrease was primarily due to a decrease in AGY Asia interest expense due to lower borrowings in the first half of 2011 compared to 2010, offset in part by an increase in AGY US interest expense due to higher borrowings in the first half of 2011 compared to 2010.

Income tax expense. Income tax benefit decreased from a $5.5 million tax benefit for the six months ended June 30, 2010 to a $0.04 million tax expense for the six months ended June 30, 2011. The significant change from June 30, 2010 primarily relates to the establishment of a valuation allowance for domestic deferred losses with no benefit beginning with the third quarter of 2010. During the six months ended June 30, 2011, the Company’s effective tax rate was -0.3%. This rate varied from the statutory rate of 34% due primarily to change of valuation allowance for domestic deferred tax assets, which are not more-likely-than-not to be realized, changes in foreign valuation allowances, losses on domestic and foreign subsidiaries with no tax benefit, and foreign rate differential. During the six months ended June 30, 2010, our effective tax rate was a benefit of 33.7%. This rate varied from the statutory rate of 34% due primarily to losses on foreign subsidiaries with no tax benefit, changes in valuation allowances, and foreign rate differential, which benefits were partially offset by state taxes. Generally, the Company can recognize deferred tax assets for the losses incurred until such time that the aggregate deferred tax assets exceed aggregate deferred tax liabilities that do not relate to assets with an indefinite useful life.

Net loss. As a result of the aforementioned factors including primarily the increase in operating profit for the AGY US segment, losses on domestic and foreign subsidiaries with no tax benefit recognition in the 2011 period and loss recognized on the sale of alloy metals in the 2010 period, we reported a net loss attributable to AGY Holding Corp. of $13.0 million for the six months ended June 30, 2011, compared to a net loss of $10.5 million for the six months ended June 30, 2010. The net loss attributable to the 30% noncontrolling interest in AGY Asia not owned by AGY Holding Corp. was $0.2 million for the first six months of 2011 compared to $0.4 million for the comparable period in 2010.

LIQUIDITY AND CAPITAL RESOURCES

AGY Holding Corp. and its Domestic Subsidiaries’ Liquidity

In the first half of 2011 our principal sources of domestic liquidity were borrowings under our financing arrangements and our cash on hand. Our domestic need for liquidity will arise primarily from interest payments on the outstanding $172.0 million principal amount of our Notes, interest and principal payments on our Amended Credit Facility, the funding of capital expenditures, alloy metals, strategic initiatives, normal recurring operating expenses and working capital requirements and the financing of the consideration to be paid pursuant to the put/call agreement for our 30% noncontrolling interest in AGY Asia not owned by us. At June 30, 2011, AGY US had total liquidity of $17.4 million, consisting of $0.8 million in unrestricted cash and approximately $16.6 million of borrowing availability under the Amended Credit Facility.

There are no mandatory payments of principal on the Amended Credit Facility or on the Notes scheduled prior to their earliest maturity in August 2014 and November 2014, respectively.

AGY Asia’s Liquidity

Since we acquired AGY Asia in June 2009, AGY Asia’s sources of liquidity have been borrowings under approximately $54.0 million of non-recourse financing arrangements with the Bank of Shanghai (“AGY Asia Credit Facility”), which consists of a $12.1 million one-year working capital loan and a $41.9 million five-year term loan. AGY Asia’s need for liquidity arises primarily from interest and principal payments on the AGY Asia Credit Facility and the funding of capital expenditures, alloy metals, strategic initiatives, normal recurring operating expenses and working capital requirements. There are semi-annual mandatory payments on principal on the term loan borrowings, the amounts of which depend on the borrowings outstanding. At June 30, 2011, the remaining mandatory payments of principal were approximately $4.9 million in 2011, $10.3 million in 2012, $10.9 million in 2013 and $4.2 million in 2014.

At June 30, 2011, AGY Asia had total liquidity of $7.6 million, consisting of $1.8 million of unrestricted cash and approximately $5.8 million of borrowing availability under the AGY Asia Credit Facility.

Liquidity summary

Based upon our current and anticipated levels of operations, we believe, but cannot guarantee, that our cash flows from operations together with availability under our credit facilities for our U.S. and Asian segments, will be adequate to meet our liquidity needs for the next twelve months. We renewed the one-year working capital loan in June 2011 and have begun discussions with the AGY Asia lender to modify the term loan amortization schedule. However, there is no assurance that we will be able to revise the loan on terms acceptable to us or at all.

Working capital

The Company has historically defined working capital as total current assets, excluding unrestricted cash, less total current liabilities, including short-term borrowings and the current portion of long-term debt. Working capital was $16.6 million and $14.9 million on June 30, 2011 and December 31, 2010, respectively. The $1.7 million net increase was primarily attributable to our AGY US segment due to a $5.4 million increase in trade receivables resulting from a change in the geographic distribution of receivables and the increase in sales for the second quarter of 2011 compared to the fourth quarter of 2010, partly reduced by a $1.4 million increase in trade payables primarily from increased operational costs and higher production capacity levels in our AGY US segment and a $0.8 million decrease in current deferred tax assets and other current assets. The working capital of AGY Asia decreased by $2.2 million from December 31, 2010 to June 30, 2011 as a result of a decrease in short-term borrowings and current maturities of long-term debt, offset in part by an increase in trade receivable driven by sales growth.

Other balance sheet items

Net Property, Plant and Equipment and Alloy Metals. Net property, plant and equipment and alloy metals decreased $5.6 million from December 31, 2010 to June 30, 2011, primarily due to $11.4 million of depreciation and alloy metals depletion expenses. We expended $3.7 million for capital projects, including accrued construction in progress. Additionally, AGY Asia had $2.1 million of currency translation adjustments.

Long Term Debt. Long-term debt increased $8.5 million from December 31, 2010 to June 30, 2011 as a result of a $13.1 million increase in borrowings under our Amended Credit Facility and a $4.5 million net decrease in AGY Asia’s long-term debt as a result of a $4.9 million reclassification to current portion of long term debt partly offset by $0.4 million of currency translation.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010.

Cash flows from operating activities

Cash used by operating activities was $5.9 million for the six months ended June 30, 2011, compared to $2.6 million used during the six months ended June 30, 2010. The $3.3 million increase in cash used by operating activities is attributed to a global $5.0 million increase in operating working capital during the first six months of 2011 as compared to a $4.5 million increase during the first six months of 2010. In addition to this increase in cash used by working capital components, we recognized during the period a $0.9 million loss (as adjusted for non cash items) compared to a $1.9 million income (as adjusted for non cash items) recognized during the comparable period of 2010. During the first half of 2011 cash used by operating activities of our AGY US segment was $6.0 million higher whereas cash provided by operating activities of AGY Asia segment was $2.7 million higher than during the comparable period of 2010.

Cash flows from investing activities

Cash used by investing activities was $4.0 million for the six months ended June 30, 2011, compared to cash provided by investing activities of $1.4 million for the six months ended June 30, 2010. The $5.4 million decrease in cash provided by investing activities was primarily due to activities at our AGY US segment including (i) the $6.5 million sale of alloy that occurred in the six months ended June 30, 2010 that was not recurring in the comparable period of 2011 and (ii) a $0.7 million increase in capital spending in the comparable period, partially offset by a $1.8 million decrease in capital expenditures by AGY Asia.

Cash flows from financing activities

Cash provided by financing activities was $9.4 million for the six months ended June 30, 2011, compared to $1.5 million for the six months ended June 30, 2010. The $7.9 million increase was attributable to (i) a $12.8 million increase in AGY US revolver borrowings for the first half of 2011 compared to the same period of 2010, partly offset by (ii) a $5.9 million decrease in AGY Asia Credit Facility borrowings for the first half of 2011 compared to the same period of 2010, and (iii) $1.0 million of debt issuance costs incurred by AGY US in the first quarter of 2011 related to our Amended Credit Facility.

Indebtedness

AGY US

On March 8, 2011, the Company entered into the Amended Credit Facility that provides for an expanded credit facility of up to $50 million. The Amended Credit Facility matures on the earlier of March 8, 2015 or 90 days prior to the maturity date of the Notes and includes a $20 million sub-limit for the issuance of letters of credit and a $5 million sub-limit for swing line loans. The borrowing base for the Amended Credit Facility is equal to the sum of: (i) an advance rate against eligible accounts receivable of up to 85%, plus (ii) the lesser of (A) 65% of the book value of eligible inventory (valued at the lower of cost or market) and (B) 85% of the net orderly liquidation value for eligible inventory, plus (iii) up to $40 million of eligible alloy inventory, minus (iv) 100% of mark-to-market risk on certain interest hedging arrangements, minus (v) a reserve of $7.5 million, and minus (vi) other reserves as the lender may determine in its permitted discretion.

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

The Amended Credit Facility contains customary representations and warranties and customary affirmative and negative covenants, including, among other things, restrictions on indebtedness, liens, investments, mergers and consolidations, dividends and other payments in respect to capital stock, transactions with affiliates, and optional payments and modifications of subordinated and other debt instruments. In addition, the agreement contains a “springing financial maintenance covenant.” Specifically, if any revolving credit facility commitments are outstanding and after the occurrence of (a) a default or an event of default or (b) the availability under the facility falling below the greater of $6.25 million and 12.5% of the Borrowing Base (as defined) as of the last day of, the most recent fiscal month ended, the Company must maintain a fixed charge coverage ratio of at least 1.0 to 1.0 for each period of four fiscal quarters ended during, or on the last day of the fiscal quarter immediately before the events listed in (a) and (b) above. The Company does not currently anticipate that the springing financial maintenance covenant will become effective.

The agreement governing the Amended Credit Facility permits the lenders to accelerate payment of the outstanding principal and accrued and unpaid interest and/or to terminate their commitment to lend any additional amounts upon certain events of default, including but not limited to failure to pay principal or interest or other amounts when due, breach of certain covenants or representations including breach of the springing covenant, cross-defaults to certain other agreements and indebtedness in excess of specified amounts, a change of control, or default under our obligation regarding the AGY Asia option exercise. The Company was in compliance with all such covenants at June 30, 2011.

As of June 30, 2011, the Company had issued letters of credit totaling $2.4 million and had cash borrowings of $31.0 million under the Amended Credit Facility, with remaining unused availability of $16.6 million.

In connection with our refinancing on October 25, 2006, we issued $175 million aggregate principal amount of 11% senior second lien notes to an initial purchaser, which were subsequently resold to qualified institutional buyers and non-U.S. persons in reliance upon Rule 144A and Regulation S under the Securities Act of 1933, as amended. We consummated an exchange offer of the Old Notes in June 2008 for the Notes. Interest on the Notes is payable semi-annually on May 15 and November 15 of each year. Our obligations under the Notes are fully and unconditionally guaranteed, jointly and severally, on a second-priority basis, by each of our existing and future domestic subsidiaries, other than immaterial subsidiaries, that guarantee our indebtedness, including our Amended Credit Facility, or the indebtedness of any our restricted subsidiaries. The indenture does not allow us to pay dividends or distributions on our outstanding capital stock (including to our parent) and limits or restricts our ability to incur additional debt, repurchase securities, make certain prohibited investments, create liens, transfer or sell assets, enter into transactions with affiliates, issue or sell stock of a subsidiary or merge or consolidate. The indenture permits the trustee or the holders of 25% or more of the Notes to accelerate payment of the outstanding principal and accrued and unpaid interest upon certain events of default, including failure to make required payments of principal and interest when due, uncured violations of the material covenants under the indenture or if lenders accelerate payment of the outstanding principal and accrued unpaid interest due to an event of default with respect to at least $15 million of our other debt, such as our Credit Facility.

The indenture does not contain any financial maintenance covenants.

In February 2009, we repurchased $3 million face amount of Notes for $1.8 million plus accrued interest and commission, resulting in a net gain on extinguishment of debt of approximately $1.1 million (net of deferred financing fees written off), classified as “other non-operating income”.

As of June 30, 2011, the estimated fair value of the Notes was $165.1 million compared to a recorded book value of $172 million.

AGY Asia

The AGY Asia Credit Facility now consists of a five-year term loan in the aggregate amount of approximately $42.3 million (consisting of a loan denominated in local currency of RMB 222.2 million, or approximately $34.3 million converted at an exchange rate of RMB 6.47 to 1 US dollar, the prevailing exchange rate as of June 30, 2011 and a US-dollar-denominated loan of $8 million), a one-year working capital loan in the aggregate amount of approximately $12.2 million (consisting of a local currency loan of RMB 59.5 million, or approximately $9.2 million converted at an exchange rate of RMB 6.47 to 1 US dollar, and a US-dollar-denominated loan of $3 million), and a one-year letter of credit facility in the amount of $2 million.

The term loan is secured by AGY Asia’s building, alloy metals and equipment and bears interest annually at the rate of either the five-year lending rate as published by the People’s Bank of China, plus a margin, or six-month LIBOR plus 3.0%. Term loan borrowings may be made in both local currency and US dollars, up to certain limits. At June 30, 2011, AGY Asia had approximately $30.4 million outstanding under the term loan, consisting of a local currency loan of RMB 166.5 million, or approximately $25.7 million converted at the period-end exchange rate, and a US-dollar-denominated loan of $4.7 million. The weighted average interest rate for cash borrowings outstanding as of June 30, 2011 was 6.7%.

The working capital loan facility is secured by existing and future equipment and assets acquired by AGY Asia and bears interest annually at the rate of either the one-year lending rate as published by the People’s Bank of China, or three-month LIBOR plus 3.0%. Working capital loan borrowings may be made in both local currency and US Dollars, up to certain limits.

At June 30, 2011, the Company had approximately $9.4 million of borrowings outstanding under the working capital loan consisting of a local currency loan of RMB 54.5 million, or approximately $8.4 million, converted at the period-end exchange rate, and a US-dollar-denominated loan of $1 million. The weighted average interest rate for cash borrowings outstanding as of June 30, 2011, was 6.5%.

During the second quarter of 2011, AGY Asia entered into a letter of credit (“LC”) discounting arrangement whereby certain trade receivables backed by LCs may be discounted with recourse and borrowed against at a nominal interest cost. At June 30, 2011, AGY Asia had discounted LCs totaling approximately $2.5 million (which amount is recorded in trade receivables at June 30, 2011), receiving proceeds of approximately $1.6 million and maintaining equity of approximately $0.9 million in such receivables. At June 30, 2011, proceeds of $1.6 million received from discounting were recorded as short-term debt payable.

The letter of credit facility is a one-year facility for the issuance of documentary letters of credit up to a maximum term of 120 days. A 15% deposit is required upon issuance with the balance due upon settlement of the underlying obligation.

The loan agreements contain customary representations and warranties and customary affirmative and negative covenants, including, among other things, interest coverage, restrictions on indebtedness, liens, investments, mergers and consolidations, dividends and other payments in respect to capital stock, and transactions with affiliates. The loan agreements also include customary events of default, including a default upon a change of control. AGY Asia was in compliance with all such covenants at June 30, 2011.

All amounts borrowed under the AGY Asia Credit Facility are non-recourse to AGY Holding Corp. or any other domestic subsidiary of AGY Holding Corp.

FINANCIAL OBLIGATIONS AND COMMITMENTS

We are obligated to make approximately $0.5 million minimum purchases of marbles from Chinese marble producers during the remainder of 2011.

We lease under short-term operating leases a significant portion of the alloy needed to support our manufacturing operations. At June 30, 2011, we leased in our AGY US segment approximately 47,650 ounces of platinum and 3,285 ounces of rhodium under the Deutsche Bank Master Lease Agreement, with a notional value of approximately $81.0 million and $7.7 million, respectively. For the six months ended June 30, 2011, total lease costs of alloy metals were approximately $2.0 million, and were classified as a component of cost of good sold. Our lease expense is dependent on several factors, including the amount of alloy leased, market spot rates for the alloy and associated lease rates. Market spot rates are subject to daily fluctuation and this fluctuation could result in material changes to our alloy lease expense. All of the leases outstanding at June 30, 2011 had initial terms of three to twelve months, maturing no later than March 2012 (with future minimum rentals of approximately $1.2 million until maturity in March 2012).

We also have various operating leases for certain manufacturing equipment, personal and real property.

As discussed in Note 3 of our Consolidated Financial Statements in our 2010 Form 10-K, in connection with the purchase of AGY Asia, we entered into an option agreement with Grace pursuant to which Grace granted AGY a call option and AGY granted Grace a put option in respect of the 30% interest held by Grace in AGY Asia, in each case until December 31, 2013, unless mutually extended. The option price is determined by a formula outlined in the agreement. The exercise of the call option requires certain minimum financial performance levels to be reached by AGY Asia and the put option became exercisable in June 2010. As of June 30, 2011 the redemption amount of the put option was $6.1 million compared to an initial carrying value of $12.4 million. Based on these provisions and the financial projections of AGY Asia, the Company believes that either the call option or the put option will be exercised in 2012. If the acquisition of the noncontrolling interest is consummated, the Company intends to finance the consideration paid pursuant to the agreement through the sale of additional equity to its private equity sponsor, if available, or other available liquidity.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This management’s discussion and analysis of financial condition and results of operations includes “forward-looking statements.” All statements included herein, other than statements of historical fact, may constitute forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. Important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, among others, the following factors: competition from other suppliers of glass fibers, as well as suppliers of competing products; the cyclical nature of certain of the end-markets for our products; adverse macroeconomic and business conditions, continued disruption in credit markets and government policy generally leading to global market downturn; an inability to develop product innovations and improve our production technology and expertise; the loss of a large customer or end-user application; a decision by an end-user to modify or discontinue production of an end-product that has specified the use of our product; an inability to protect our intellectual property rights; liability for damages based on product liability claims; increases in energy costs and other raw materials or in the cost of acquiring or leasing alloy metals required for the production of glass fibers; labor disputes or increases in labor costs; difficulties and delays in manufacturing; disruption and increased competitive pressure in the Asian electronics market associated with the recent natural disaster in Japan and its aftermath; a reliance on Owens Corning for some of our bushing fabrication; an inability to successfully implement our cost reduction initiatives relating to efficiency, throughput and process technology developments; an inability to successfully integrate future acquisitions including AGY Asia; our inability to successfully implement our cost reduction initiatives; interest rate and foreign exchange rate fluctuations; business risks associated with doing business internationally; an inability to finance the consideration to be paid pursuant to the put/call agreement for the 30% noncontrolling interest in AGY Asia; the loss of key members of our management; an inability or failure to comply with environmental, health or safety laws and regulations; our limited history of profitable operations since our emergence from Chapter 11 protection on April 2, 2004; our substantial indebtedness; and certain covenants in our debt documents.

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

At June 30, 2011, we had existing contracts for physical delivery of natural gas at our Aiken, SC and Huntingdon, PA facilities that fix the commodity cost of natural gas for approximately 70% and 90%, respectively, of our estimated natural gas purchase requirements in the next six months. We also had existing contracts for physical delivery of electricity at our Huntingdon, PA facility that fix the commodity cost of approximately 95% of our estimated electricity purchase requirements in the next six months. Although these contracts are considered derivative instruments, they meet the normal purchases exclusion contained in ASC 815, and are, therefore, exempted from the related accounting requirements.

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

At June 30, 2011, we had no foreign currency hedging agreements in effect.

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

As required by Rule 13a-15(d) of the Exchange Act, the Company’s management, including the Principal Executive Officer and the Principal Financial Officer, conducted an evaluation of the internal control over financial reporting to determine whether any changes occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Based on that evaluation, the Principal Executive Officer and the Principal Financial Officer concluded no such changes during the quarter ended June 30, 2011 materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1A.	Risk Factors

None.

ITEM 6. – Exhibits

Exhibit Number	Description

31.1	Rule 13a-14(a) and 15d-14(a) Certification of Principal Executive Officer+

31.2	Rule 13a-14(a) and 15d-14(a) Certification of Principal Financial Officer and Principal Accounting Officer+

32.1	Section 1350 Certification of Principal Executive Officer+

32.2	Section 1350 Certification of Principal Financial Officer and Principal Accounting Officer+

101.INS	XBRL Instance Document +

101.SCH	XBRL Taxonomy Extension Schema Document +

101.CAL	XBRL Taxonomy Calculation Linkbase Document +

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document +

101.LAB	XBRL Taxonomy Label Linkbase Document +

101.PRE	XBRL Taxonomy Presentation Linkbase Document +

+	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AGY Holding Corp.

Date: August 15, 2011	By:	/s/ C. Steven Smoot
C. Steven Smoot
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Rule 13a-14(a) and 15d-14(a) Certification of Principal Executive Officer +

31.2	Rule 13a-14(a) and 15d-14(a) Certification of Principal Financial Officer and Principal Accounting Officer +

32.1	Section 1350 Certification of Principal Executive Officer +

32.2	Section 1350 Certification of Principal Financial Officer and Principal Accounting Officer +

101.INS	XBRL Instance Document +

101.SCH	XBRL Taxonomy Extension Schema Document +

101.CAL	XBRL Taxonomy Calculation Linkbase Document +

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document +

101.LAB	XBRL Taxonomy Label Linkbase Document +

101.PRE	XBRL Taxonomy Presentation Linkbase Document +

+	Filed herewith.