Form 10-Q
period 2011-09-30
AGY Holding Corp.
filed 2011-11-14
CIK 1431824

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2011

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

There is no established trading market for the Common Stock of the registrant. The total number shares of the registrant’s common stock, par value $0.01 per share, outstanding as of November 11, 2011 was 100.

PART I – FINANCIAL INFORMATION

ITEM 1. – Consolidated Financial Statements

AGY Holding Corp. and Subsidiaries

Consolidated Balance Sheets

(In thousands except share and per share data)

Assets	September 30, 2011 (Unaudited)	December 31, 2010
Current assets:
Cash	$6,041	$3,132
Trade accounts receivable, less allowances of $3,099 and $3,123 at September 30, 2011 and December 31, 2010, respectively	20,963	17,965
Inventories, net	32,248	31,260
Deferred tax assets	3,945	4,984
Other current assets	2,059	1,997

Total current assets	65,256	59,338
Property, plant and equipment, and alloy metals, net	211,121	220,338
Intangible assets, net	17,622	17,953
Other assets	722	1,058

TOTAL	$294,721	$298,687

Liabilities, Obligation Under Put/Call for Noncontrolling Interest and Shareholder’s Equity
Current liabilities:
Accounts payable	$12,992	$11,730
Accrued liabilities	15,733	11,320
Short-term borrowings	12,037	9,890
Current portion of long-term debt	10,071	8,342

Total current liabilities	50,833	41,282
Long-term debt	221,673	214,973
Pension and other employee benefit plans	9,757	10,123
Deferred tax liabilities	5,954	6,992

Total liabilities	288,217	273,370

Commitments and contingencies
Obligation under put/call for noncontrolling interest	233	3,401

Shareholder’s equity:
Common stock, $.01 par value per share; 1,000 shares authorized; 100 shares issued and outstanding	—	—
Additional paid-in capital	122,208	122,187
Accumulated deficit	(133,130)	(112,562)
Accumulated other comprehensive income	4,371	2,529

Total AGY Holding Corp. shareholder’s equity	(6,551)	12,154
Noncontrolling interest	12,822	9,762

Total shareholder’s equity	6,271	21,916

TOTAL	$294,721	$298,687

The accompanying notes are an integral part of the unaudited consolidated financial statements.

AGY Holding Corp. and Subsidiaries

Consolidated Statements of Operations

(In thousands, unless otherwise noted)

	(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net sales	$46,602	$45,565	$141,540	$140,446
Cost of goods sold	(44,326)	(42,625)	(132,466)	(130,314)

Gross profit	2,276	2,940	9,074	10,132
Selling, general and administrative expenses	(4,289)	(3,902)	(12,039)	(11,926)
Restructuring charges	93	(948)	43	(1,978)
Amortization of intangible assets	(250)	(250)	(752)	(752)
Other operating income (expense)	311	1,302	185	(1,093)

Loss from operations	(1,859)	(858)	(3,489)	(5,617)
Other non-operating (expense) income:
Interest expense	(5,975)	(5,900)	(17,620)	(17,686)
Other (expense) income, net	(43)	120	43	183

Loss before income tax (expense) benefit	(7,877)	(6,638)	(21,066)	(23,120)
Income tax benefit (expense)	4	(71)	(36)	5,478

Net loss	(7,873)	(6,709)	(21,102)	(17,642)
Less: Net loss (income) attributable to the noncontrolling interest	313	(19)	534	406

Net loss attributable to AGY Holding Corp.	$(7,560)	$(6,728)	$(20,568)	$(17,236)

The accompanying notes are an integral part of the unaudited consolidated financial statements.

AGY Holding Corp. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands, unless otherwise noted)

	(Unaudited)
	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(21,102)	$(17,642)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	11,373	14,829
Alloy metals depletion, net	6,531	6,779
Amortization of debt issuance costs	572	533
Amortization of intangibles with definite lives	752	752
Gain (loss) on sale, disposal or exchange of property and equipment and alloy metals	(303)	1,552
Stock compensation	21	36
Deferred income tax benefit	—	(5,521)
Changes in assets and liabilities (net of effect of assets acquired and liabilities assumed in acquisition):
Trade accounts receivable	(2,997)	(2,251)
Inventories	(988)	232
Other assets	299	968
Accounts payable	1,438	(1,447)
Accrued liabilities	4,490	218
Pension and other employee benefit plans	(451)	392

Net cash used in operating activities	(365)	(570)

Cash flows from investing activities:
Purchases of property and equipment and alloy metals	(4,835)	(7,569)
Proceeds from the sale of property and equipment and alloy metals	—	10,717

Net cash (used in) provided by investing activities	(4,835)	3,148

Cash flows from financing activities:
Proceeds from Revolving Credit Facility borrowings	54,759	48,850
Payments on Revolving Credit Facility borrowings	(44,609)	(52,950)
Proceeds from AGY Asia Credit Facility borrowings	2,371	5,196
Payments on AGY Asia Credit Facility borrowings	(2,829)	(1,959)
Debt issuance costs and others	(994)	—

Net cash provided by (used in) financing activities	8,698	(863)

Effect of exchange rate changes on cash	(589)	25

Net increase in cash	2,909	1,740

Cash, beginning of period	3,132	3,439

Cash, end of period	$6,041	$5,179

Supplemental disclosures of cash flow information:
Cash paid for interest	$12,130	$11,762

Cash paid for income taxes	$105	$45

Supplemental disclosures of non cash financing/investing activities:
Increase in minimum pension liability adjustment	$85	$99

Construction in-progress included in accounts payable	$406	$772

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

New Accounting Pronouncements

ASU No. 2011-05: “Presentation of Comprehensive Income”. In September 2011, the Financial Accounting Standard Board (“FASB) issued guidance on the presentation of comprehensive income. This guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. The guidance allows two presentation alternatives: (1) to present items of net income and other comprehensive income in one continuous statement; or (2) in two separate, but consecutive, statements of net income and other comprehensive income. This guidance is effective as of the beginning of a fiscal year that begins after December 15, 2011. Early adoption is permitted, but full retrospective application is required. The Company is in the process of deciding which alternative it will choose upon adoption.

ASU No 2011-08: “Testing for Goodwill Impairment”. In September 2011, the FASB issued guidance on testing goodwill for impairment. The guidance provides entities an option to perform a “qualitative” assessment to determine whether further impairment testing is necessary. This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, provided that the entity has not yet performed its 2011 annual impairment test or issued its financial statements. As the goodwill of the AGY US segment was fully impaired in 2009, the adoption of this guidance is not expected to have any material impact on the financial statements.

2. Inventories, net

Inventories, net of reserves for excess, obsolete, and write-downs to lower of cost or market adjustments of $1,689 and $1,829 as of September 30, 2011 and December 31, 2010, respectively, consist of the following:

	September 30, 2011	December 31, 2010
Finished goods and work in process	$21,014	$21,323
Materials and supplies	11,234	9,937

	$32,248	$31,260

3. Property, Plant and Equipment and Alloy Metals

Property, plant and equipment and alloy metals consist of the following:

	September 30, 2011	December 31, 2010
Land and land use rights	$12,358	$11,893
Buildings and leasehold improvements	39,144	38,169
Machinery and equipment	150,599	146,341
Alloy metals (net of depletion)	81,215	86,279

	283,316	282,682
Less – Accumulated depreciation	(76,577)	(64,400)

	206,739	218,282
Construction-in-progress	4,382	2,056

	$211,121	$220,338

Depreciation expense was $11,373 and $14,829 in the nine months ended September 30, 2011 and 2010, respectively.

The Company recognized $1,372 and $4,114 of accelerated depreciation related to its North American manufacturing footprint optimization (discussed in Note 5) during the three and nine months ended September 30, 2010, respectively.

Depletion of alloy metals was $6,531 and $6,779 (net of recoveries and excluding expense to process such recoveries), in the nine months ended September 30, 2011 and 2010, respectively.

During the first nine months of 2010, the Company sold alloy metals for net proceeds of $10,717, and recognized a loss of $1,552, classified as “other operating expense”. During the three months ended September 30, 2011, the Company made cashless exchanges of rhodium and platinum metals and recognized a gain of $312, classified as “other operating income”.

4. Intangible Assets

Intangible assets subject to amortization and trademarks, which are not amortized, consist of the following:

	September 30, 2011	December 31, 2010	Estimated Useful Lives
Intangible assets subject to amortization:
Customer relationships – U.S.	$4,800	$4,800	11 years
Process technology	10,200	10,200	18 years
Deferred financing fees	6,069	5,075	4 to 8 years

Sub-Total	21,069	20,075
Less – Accumulated amortization	(9,060)	(7,735)

	12,009	12,340
Trademarks – not amortized	5,613	5,613

Net intangible assets	$17,622	$17,953

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

5. Restructuring Initiatives

As part of the Company’s continuing review and improvement of its cost structure, actions were taken in 2010 to further optimize the AGY US segment manufacturing footprint. The Company downsized and flexed certain underutilized manufacturing facilities in the U.S. to improve profitability and better adjust its production capacity to projected future worldwide market demand. In conjunction with these actions, during the nine months ended September 30, 2010, the Company recorded charges totaling $6,092, of which $1,978 were related primarily to the relocation of certain manufacturing equipment and is included in “Restructuring charges” and $4,114 were related to accelerated depreciation expense and is included in “Cost of goods sold.” Most of the cash costs related to these actions were incurred and paid during the same period. Unpaid liabilities of $100 as of September 30, 2011 from the Company’s 2010 restructuring are expected to be paid by the end of 2011.

Although no material additional restructuring expenses were incurred during the first nine months of 2011, the Company continues to evaluate its global manufacturing footprint in an effort to optimize its production capacity and its overhead cost structure. As a result of this evaluation, similar activities could result in additional cash payments and accelerated depreciation expense.

6. Accrued Liabilities

Accrued liabilities consist of the following:

	September 30, 2011	December 31, 2010
Vacation	$1,906	$1,925
Real and personal property taxes	2,062	2,774
Payroll and benefits	1,596	1,525
Interest	7,225	2,465
Current portion of pension and other employee benefits	1,041	1,041
Accrued non refundable PRC value added tax	1,216	873
Other	687	717

Total accrued liabilities	$15,733	$11,320

7. Debt

Principal amounts of indebtedness outstanding under the Company’s financing arrangements consist of the following:

	September 30, 2011	December 31, 2010
Senior secured notes	$172,000	$172,000
Senior secured revolving credit facility	28,100	17,950
AGY Asia credit facility – non-recourse	43,681	43,255

Total debt	243,781	233,205
Less – Short-term debt and current portion of long-term debt - AGY Asia	22,108	18,232

Total long-term debt	$221,673	$214,973

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

As of September 30, 2011 and December 31, 2010, the estimated fair value of the Notes was $124,700 and $155,455, respectively, compared to a recorded book value of $172,000 for both periods. The fair value of the Notes is estimated on the basis of quoted market prices; however, trading in these securities is limited and may not reflect fair value. The fair value is subject to fluctuations based on, among other things, the Company’s performance, its credit rating and changes in interest rates for debt securities with similar terms.

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

Senior Secured Revolving Credit Facility

The Company’s $40,000 Senior Secured Revolving Credit Facility was originally scheduled to mature in October 2011. On March 8, 2011 the Company entered into the Amended Credit Facility that provides for an expanded credit facility of up to $50,000 and matures on the earlier of March 8, 2015 or 90 days prior to the maturity date of the senior secured notes. The Amended Credit Facility includes a $20,000 sublimit for the issuance of letters of credit and a $5,000 sublimit for swing line loans. The terms of the Amended Credit Facility are similar to the superseded facility and summarized below. Availability under the Amended Credit Facility is subject to a borrowing base equal to the sum of: (i) an advance rate against eligible accounts receivable of up to 85%, plus (ii) the lesser of (A) 65% of the book value of eligible inventory (valued at the lower of cost or market) and (B) 85% of the net orderly liquidation value for eligible inventory, plus (iii) up to $40,000 of eligible alloy inventory, minus (iv) 100% of market-to-market risk on certain interest hedging arrangements, minus (v) a reserve of $7,500, and minus (vi) other reserves as the lender may determine in its permitted discretion.

The interest rate for borrowings was LIBOR plus 3.0% or Base Rate plus 2.0% through September 1, 2011 and then may be adjusted downward to LIBOR plus 2.5% or Base Rate plus 1.5%, depending on the Company’s fixed charge coverage ratio. In addition, there are customary commitment and letter of credit fees under the Amended Credit Facility.

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

The foreign subsidiary indebtedness of AGY Asia or its subsidiaries is permitted provided that it is non-recourse indebtedness; the investment associated with the purchase of the remaining 30% (“Secondary Asia Purchase”) is permitted provided that after giving effect thereto, the Company’s excess availability under the facility is (i) at least $10,000 for 60 days prior to the consummation date and the Company maintains a minimum 0.5 to 1.0 fixed charge ratio (as defined) immediately prior to and immediately following such consummation if the Secondary Asia Purchase is made on or before September 30, 2012, or (ii) at least $ 8,750 for 60 days prior to the consummation date and the Company maintains a minimum 1.0 to 1.0 fixed charge ratio (as defined) immediately prior to and immediately following such consummation if the Secondary Asia Purchase is made after September 30, 2012.

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

The agreement governing the Amended Credit Facility permits the lenders to accelerate payment of the outstanding principal and accrued and unpaid interest and/or to terminate their commitment to lend any additional amounts upon certain events of default, including but not limited to failure to pay principal or interest or other amounts when due, breach of certain covenants or representations including breach of the springing covenant, cross-defaults to certain other agreements and indebtedness in excess of specified amounts, a change of control, or default under our obligation regarding the AGY Asia option exercise. The Company was in compliance with all such covenants as of September 30, 2011 and December 31, 2010.

As of September 30, 2011 our borrowing base, calculated in accordance with the terms of the Amended Credit Facility, was $47.4 million. As of September 30, 2011, the Company had issued letters of credit totaling approximately $3,100 and had cash borrowings of $28,100 under the facility. The weighted average interest rate for cash borrowings outstanding as of September 30, 2011 was 3.26%. Borrowing availability after giving effect to the borrowing base at September 30, 2011 was approximately $16,200.

As of December 31, 2010, under our previous $40,000 Credit Facility, the Company had issued standby letters of credit totaling approximately $2,400 and had cash borrowings of $17,950 leaving total undrawn availability, after giving effect to the borrowing base, of $17,100.

AGY Asia Credit Facility - Non-recourse

The AGY Asia financing arrangement (“AGY Asia Credit Facility”) now consists of a five-year term loan in the aggregate amount of approximately $43,000 (consisting of a loan denominated in local currency of RMB 222,200, or approximately $35,000 converted at an exchange rate of RMB 6.35 to 1 U.S. dollar, the prevailing exchange rate at September 30, 2011 and a U.S.-dollar-denominated loan of $8,000), a one-year working capital loan in the aggregate amount of approximately $12,400 (consisting of a local currency loan of RMB 66,500, or approximately $10,500 converted at an exchange rate of RMB 6.35 to 1 U.S. dollar, and a U.S.-dollar-denominated loan of $1,900), and a one-year letter of credit facility in the amount of $2,000.

The term loan is secured by AGY Asia’s building, alloy metals and equipment and bears interest annually at the rate of either the five-year lending rate as published by the People’s Bank of China, plus a margin, or nine-month LIBOR plus 3.0%. Term loan borrowings may be made in both local currency and US dollars, up to certain limits. At September 30, 2011 and December 31, 2010, AGY Asia had approximately $31,600 and $33,400 of borrowings outstanding under the term loan, respectively, consisting of a local currency loan of RMB 171,500, or approximately $27,000 and $27,700, respectively, converted at each end-of-period exchange rate, and a U.S.-dollar-denominated loan of $4,700 and $5,700, respectively. The weighted average interest rate for cash borrowings outstanding as of September 30, 2011 was 7.0%.

There are semi-annual mandatory payments of principal on the term loan borrowings. At September 30, 2011, the remaining mandatory payments of principal were as follows:

2011	$4,934
2012	10,497
2013	11,099
2014	5,114

$31,644

The working capital loan facility is secured by existing and future equipment and assets acquired by AGY Shanghai and bears interest annually at the rate of either the one-year lending rate as published by the People’s Bank of China, or three-month LIBOR plus 3.0%.

At September 30, 2011 and December 31, 2010, AGY Asia had approximately borrowings of $11,500 and $9,900, respectively, outstanding under the working capital loan consisting of a local currency loan of RMB 66,500, or approximately $10,500 and $7,900, respectively, converted at the end-of-period exchange rate, and a U.S.-dollar-denominated loan of $1,000 and $2,000, respectively. The weighted average interest rate for cash borrowings outstanding as of September 30, 2011, was 6.9%.

During the second quarter of 2011, AGY Asia entered into a letter of credit (“LC”) discounting arrangement whereby certain trade receivables backed by LCs may be discounted with recourse and borrowed against at a nominal interest cost. At September 30, 2011, AGY Asia had discounted LCs with a face value of approximately $640 (which amount is recorded in trade receivables at September 30, 2011), receiving proceeds of approximately $570 and maintaining equity of approximately $70 in such receivables. At September 30, 2011, proceeds of $570 received from discounting were recorded as short-term debt payable.

The letter of credit facility is a one-year facility for the issuance of documentary letters of credit up to a maximum term of 120 days. A 15% deposit is required upon issuance with the balance due upon settlement of the underlying obligation.

The loan agreements contain customary representations and warranties and customary affirmative and negative covenants, including, among other things, interest coverage, debt-to-assets ratio, restrictions on indebtedness, liens, investments, mergers and consolidations, dividends and other payments in respect to capital stock, and transactions with affiliates. The loan agreements also include customary events of default, including a default upon a change of control. AGY Asia was in compliance with all such covenants at September 30, 2011.

All amounts borrowed under the AGY Asia Credit Facility are non-recourse to AGY Holding Corp. or any other domestic subsidiary of AGY Holding Corp.

Maturities of Long-Term Debt

Maturities of long-term debt at September 30, 2011 consist of the following:

	North America	China – Non-recourse	Total
2012	$—	$5,360	$5,360
2013	—	11,099	11,099
2014	200,100	5,114	205,214

	$200,100	$21,573	$221,673

8. Capital Stock and Equity

The authorized capital stock of the Company consists of a total of 1,000 shares of common stock with a par value of $0.01 per share. All 100 outstanding shares of the Company have been owned by Holdings since the Acquisition on April 7, 2006. The holder of each share has the right to one vote for each share of common stock held and no shareholder has special voting rights other than those afforded all shareholders generally under Delaware law. Shareholders will share ratably, based on the number of shares held, in any and all dividends the Company may declare. As indicated in Note 7, the payment of dividends is restricted by the Amended Credit Facility and the Notes and no dividends were paid in either the nine months ended September 30, 2011 or 2010.

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

Net periodic benefit costs for the three and nine months ended September 30, 2011 and 2010, are as follows:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	Pension Benefits		Post-Retirement Benefits		Pension Benefits		Post-Retirement Benefits
	2011	2010	2011	2010	2011	2010	2011	2010
Service cost	$—	$—	$72	$112	$—	$—	$216	$336
Interest cost	39	63	109	109	117	190	246	327
Settlement	72	25	—	—	72	113	—	—
Amortization of unrecognized gains	12	—	(71)	(3)	36	—	(213)	(9)

Total net periodic benefit cost	$123	$88	$110	$218	$225	$303	$249	$654

Expected net employer contributions for the defined benefit plan for the year ending December 31, 2011 are $643. Expected net employer contributions for the postretirement benefit plan for the year ending December 31, 2011 are $398.

Defined Contribution Plan

The Company has a defined contribution 401(k) plan that allows qualifying employees to contribute up to 30% of their annual pretax or after-tax compensation subject to Internal Revenue Service (IRS) limitations. Effective January 1, 2007, AGY may provide a voluntary matching employer contribution of 50% on up to 6% of each participant’s before-tax salary deferral. In addition, AGY may make an employer contribution to the plan based on the Company’s annual financial performance. For the nine months ended September 30, 2011 and 2010, the Company contributed $436 and $493, respectively.

10. Stock-based Compensation

Our stock-based compensation includes stock options and restricted stock as described in our 2010 Form 10-K. Total stock-based compensation was $21 and $36 for the nine months ended September 30, 2011 and 2010, respectively. During 2011, options for 10,000 shares of common stock were granted with a fair value of $2.30 for each option. Assumptions used in the Company’s Black Scholes valuation model to estimate the grant date fair value were expected volatility of 37.4%, expected dividends of 0%, expected term of 4 years and a risk free interest rate of 0.75%. No stock options or restricted stock were exercised, or expired during the nine months ended September 30, 2011.

The following table summarizes the Company’s activity in stock options:

	Number of options	Weighted-Average Remaining Contractual Life (In Years)	Weighted-Average Remaining Exercise Price
Outstanding – January 1, 2011	1,150,000	5.3	$9.79
Granted	10,000		$7.33
Exercised	—
Expired or forfeited	—

Outstanding – September 30, 2011	1,160,000	4.5	$9.77

Exercisable – September 30, 2011	731,667	4.5	$9.94

The outstanding options at September 30, 2011 had no intrinsic value.

11. Comprehensive Loss

Comprehensive loss represents net loss and all changes in equity during the period except those resulting from investments by owners and distributions to owners. The components of comprehensive loss were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Net loss attributable to AGY Holding Corp.	$(7,560)	$(6,728)	$(20,568)	$(17,236)
Pension & Other OPEB Adjustments	(85)	(13)	(85)	(99)
Currency translation adjustments	854	584	1,927	817

Comprehensive loss attributable to AGY Holding Corp.	$(6,791)	$(6,157)	$(18,726)	$(16,518)

Net (loss) income attributable to noncontrolling interest	$(313)	$19	$(534)	$(406)
Currency translation adjustments	188	131	425	185

Comprehensive (loss) income attributable to noncontrolling interest	$(125)	$150	$(109)	$(221)

Net loss	$(7,873)	$(6,709)	$(21,102)	$(17,642)
Pension and Other OPEB Adjustments	(85)	(13)	(85)	(99)
Currency translation adjustments	1,042	715	2,352	1,002

Comprehensive loss, including portion attributable to noncontrolling interest	$(6,916)	$(6,007)	$(18,835)	$(16,739)

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

At September 30, 2011, the Company had existing contracts for physical delivery of natural gas at its Aiken, SC and Huntingdon, PA facilities that fix the commodity cost of natural gas for approximately 70% and 90%, respectively, of its estimated natural gas purchase requirements for the remainder of 2011 and for approximately 60% and 80%, respectively, for 2012.

At September 30, 2011, the Company also had existing contracts for physical delivery of electricity at its Huntingdon, PA facility that fix the commodity cost of approximately 95% of its estimated electricity purchase requirements for the remainder of 2011 and of approximately 80% of its 2012 requirements.

The Company also uses, on occasion, foreign currency derivatives to manage the risk associated with fluctuations in foreign exchange rates. At September 30, 2011 and December 31, 2010, respectively, the Company had no foreign currency hedging agreements in effect.

13. Alloy Metals Leases

The Company leases under short-term operating leases (generally with lease terms from three to twelve months) a significant portion of the alloy metals needed to support its manufacturing operations. During the nine months ended September 30, 2011 and 2010, total lease costs of alloy metals were approximately $3,149 and $2,775, respectively, and were classified as a component of cost of goods sold. Since October 7, 2009, we have operated under a new master lease agreement (the “New Master Lease Agreement”) with Deutsche Bank Energy Trading LLC (“DB”). The New Master Lease Agreement has a three-year term and allows AGY to enter into leases of alloy metals, up to 51,057 ounces of platinum and up to 3,308 ounces of rhodium, with terms of one to twelve months. Lease costs are determined by the quantity of metal leased, multiplied by a benchmark value of the applicable precious metal and a margin above the lease rate index based on DB’s daily precious metal rates. The New Master Lease Agreement is secured by a security interest in rhodium up to a value that is the lesser of 35% of the leased platinum or $24,400. The New Master Lease Agreement contains customary events of default, including, without limitation, nonpayment of lease payments, inaccuracy of representations and warranties in any material respect and a cross-default provision with any credit facility or leasing facility greater than $500, including the Amended Credit Facility and the Notes. There are no financial maintenance covenants included in the New Master Lease Agreement.

At September 30, 2011, we leased approximately 49,750 ounces of platinum and 3,285 ounces of rhodium under the New Master Lease Agreement, with a notional value of approximately $86,360 and $7,300, respectively. All of the leases outstanding at September 30, 2011 had initial terms of three to twelve months, maturing no later than September 2012 (with future minimum rentals of approximately $1,600 until maturity in September 2012).

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

At September 30, 2011, there were no assets or liabilities required to be measured at fair value in periods subsequent to their initial recognition.

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

At September 30, 2011 and December 31, 2010, the Company recorded the attribution of the NCI net loss and other comprehensive income according to ASC 810-10-65 and performed a subsequent measurement of the probable redemption amount per ASC 480-10-S99. As of September 30, 2011 and December 31, 2010 the equity instrument is redeemable but remains below its initial carrying value. Therefore, only the redemption amount assessed as of the end of the period is classified in mezzanine equity and any NCI above this amount is presented in permanent equity.

Changes in noncontrolling interest are set forth below:

	Mezzanine Equity	Permanent Equity	Total NCI
Balance as of January 1, 2010	$11,320	$—	$11,320
Net income attributable to NCI – AGY Asia	1,546	—	1,546
Other comprehensive income attributable to NCI – AGY Asia	297	—	297
Adjustment to NCI Redemption amount assessment	(9,762)	9,762	—

Balance as of December 31, 2010	3,401	9,762	13,163

Net (loss) attributable to NCI – AGY Asia	(534)	—	(534)
Other comprehensive income attributable to NCI – AGY Asia	426	—	426
Adjustment to NCI Redemption amount assessment	(3,060)	3,060	—

Balance as of September 30, 2011	$233	$12,822	$13,055

16. Income Taxes

During the three months and nine months ended September 30, 2011, the Company’s effective tax rate was 0.05% and (0.17)% respectively. This rate varied from the statutory rate of 34% due primarily to change in valuation allowance for domestic deferred tax assets, which are not more-likely-than-not to be realized, change in foreign valuation allowance, losses on domestic and foreign subsidiaries with no tax benefit, state taxes and foreign rate differential. Generally, the Company can recognize deferred tax assets for the losses incurred until such time that the aggregate deferred tax assets exceed aggregate deferred tax liabilities that do not relate to assets with an indefinite useful life.

During the three months and nine months ended September 30, 2010, the Company’s effective tax rate was an expense of 1.1% and a benefit of 23.7%, respectively. These rates varied from the statutory rate of 34% due primarily to the establishment of valuation allowance during the third quarter for domestic deferred tax assets, which were not more-likely-than-not to be realized, change in foreign valuation allowance, losses on domestic and foreign subsidiaries with no tax benefit, and foreign differential, which benefits were partially offset by state taxes.

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

In addition to the alloy metal leases discussed in Note 13, we also lease other equipment and property under operating leases. Total rent expense for the nine months ended September 30, 2011 and 2010, was approximately $1,235 and $1,250, respectively. We are obligated to make $520 minimum purchases of marbles from Chinese marble producers by June 30, 2012.

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

Three Months Ended September 30, 2011	AGY US	AGY Asia	Corporate and Other	Total
Total net sales	$39,575	$7,531	$(504)	$46,602
Operating (loss) income (i)	(1,718)	(347)	206	(1,859)
Depreciation and amortization	2,520	1,517	—	4,037
Alloy metals depletion, net	2,526	197	—	2,723

(i)	Operating income for the three months ended September 30, 2011 within the corporate and other segment primarily includes a $312 gain recorded on the cashless exchange of precious metals, the reversal of excess restructuring reserve, which were partly offset by management fees payable to our sponsor and stock compensation expense.

Three Months Ended September 30, 2010	AGY US	AGY Asia	Corporate and Other	Total
Total net sales	$38,873	$7,718	$(1,026)	$45,565
Operating (loss) income (i)	(367)	877	(1,368)	(858)
Depreciation and amortization	2,353	1,372	1,371	5,096
Alloy metals depletion, net	1,991	(54)	—	1,937

(i)	Operating loss for the three months ended September 30, 2010 within the corporate and other segment primarily includes $1,371 of accelerated depreciation expense (discussed in Note 3), stock compensation expense, the management fees payable to our sponsor, and $1,144 of gain recorded on the sale of assets.

Nine Months Ended September 30, 2011	AGY US	AGY Asia	Corporate and Other	Total
Total net sales	$119,760	$22,697	$(917)	$141,540
Operating (loss) income (i)	(3,330)	76	(235)	(3,489)
Depreciation and amortization	7,638	4,487	—	12,125
Alloy metals depletion, net	6,042	489	—	6,531
Property, plant and equipment, and alloy metals, net	122,378	88,743	—	211,121
Carrying amount of intangible assets	17,622	—	—	17,622
Total assets	$188,588	$106,133	$—	$294,721

(i)	Operating loss for the nine months ended September 30, 2011 within the corporate and other segment primarily includes the management fees payable to our sponsor and stock compensation expense, which were partly offset by a $312 gain recorded on the cashless exchange of precious metals.

Nine Months Ended September 30, 2010	AGY US	AGY Asia	Corporate and Other	Total
Total net sales	$122,627	$20,573	$(2,754)	$140,446
Operating income (loss) (i)	1,643	911	(8,171)	(5,617)
Depreciation and amortization	7,375	4,092	4,114	15,581
Alloy metals depletion, net	6,479	300	—	6,779
Property, plant and equipment, and alloy metals, net	134,387	90,094	—	224,481
Carrying amount of intangible assets	18,381	—	—	18,381
Total assets	$201,531	$106,508	$—	$308,039

(i)	Operating loss for the nine months ended September 30, 2010 within the corporate and other segment primarily includes $1,978 of restructuring expense and $4,114 of accelerated depreciation expense (discussed in Note 5), stock compensation expense, the management fee payable to our sponsor, and $1,552 of loss recorded on the sale of assets.

19. Condensed Consolidating Financial Statements

As described in Note 10 to the Company’s Consolidated Financial Statements for the year ended December 31, 2010 included in the Company’s 2010 Form 10-K, in 2006 the Company issued $175,000 aggregate principal amount of the 11% senior second lien notes (“Old Notes”), which were exchanged for the Notes in 2008 in a registered exchange offer. As of September 30, 2011, $172,000 of Notes remain outstanding. The Notes are guaranteed, fully, unconditionally and jointly and severally, by each of AGY Holding Corp.’s existing and future wholly-owned domestic subsidiaries, other than immaterial subsidiaries (collectively, the “Combined Guarantor Subsidiaries”).

For the purpose of this footnote:

-	AGY Holding Corp. is referred to as “Parent”;

-	The Combined Guarantor Subsidiaries represent all subsidiaries other than the Combined Non-Guarantor Subsidiaries defined below; and

-	The “Combined Non-Guarantor Subsidiaries” as of September 30, 2011 include only the subsidiaries forming AGY Asia: AGY Cayman LLC, AGY Hong Kong Ltd and AGY Shanghai.

The following supplemental condensed consolidating financial information is presented on the equity method and reflects the Parent’s separate accounts, the accounts of the Combined Guarantor Subsidiaries, the accounts of the Non-Guarantor Subsidiaries, the consolidating adjustments and eliminations and the total consolidated accounts for the dates and periods indicated.

Condensed Consolidating Balance Sheet

	As of September 30, 2011
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Total current assets	$2,902	$45,496	$16,858	$—	$65,256
Due from (to) affiliates	(37,193)	38,789	(1,596)	—	—
Property, plant and equipment, net	70,742	51,636	88,743	—	211,121
Intangible assets, net	2,504	15,118	—	—	17,622
Investment in unconsolidated entities	165,723	—	—	(165,723)	—
Other assets	19	171	532	—	722

Total	$204,697	$151,210	$104,537	$(165,723)	$294,721

LIABILITIES, OBLIGATION UNDER PUT/CALL FOR NONCONTROLLING INTEREST AND SHAREHOLDER’S EQUITY
Total current liabilities	$11,148	$13,512	$26,173	$—	$50,833
Long-term debt	200,100	—	21,573	—	221,673
Other long-term liabilities	—	15,359	352	—	15,711
Obligation under put/call for noncontrolling interest	—	—	233	—	233
Parent’s shareholder’s equity	(6,551)	122,339	43,384	(165,723)	(6,551)
Noncontrolling interest equity	—	—	12,822	—	12,822

Total	$204,697	$151,210	$104,537	$(165,723)	$294,721

Condensed Consolidating Statements of Operations

	Three Months Ended September 30, 2011
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$39,575	$7,531	$(504)	$46,602
Cost of goods sold	—	(37,680)	(7,150)	504	(44,326)

Gross profit	—	1,895	381	—	2,276

Selling, general and administrative expenses	(198)	(3,363)	(728)	—	(4,289)
Restructuring charges	—	93	—	—	93
Amortization of intangible assets	—	(250)	—	—	(250)
Other operating (expense) income	312	(1)	—	—	311

Loss from operations	114	(1,626)	(347)	—	(1,859)

Interest expense	(5,276)	—	(699)	—	(5,975)
Equity losses in unconsolidated entities	(2,711)	—	—	2,711	—
Other (expense) income, net	—	(45)	2	—	(43)

Loss before income tax expense	(7,873)	(1,671)	(1,044)	2,711	(7,877)
Income tax benefit	—	4	—	—	4

Net loss	(7,873)	(1,667)	(1,044)	2,711	(7,873)
Less: Net loss attributable to the noncontrolling interest	313	—	313	(313)	313

Net loss attributable to AGY Holding Corp.	$(7,560)	$(1,667)	$(731)	$2,398	$(7,560)

Condensed Consolidating Statements of Operations

	Nine Months Ended September 30, 2011
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$119,760	$22,697	$(917)	$141,540
Cost of goods sold	—	(112,782)	(20,721)	1,037	(132,466)

Gross profit	—	6,978	1,976	120	9,074

Selling, general and administrative expenses	(589)	(9,550)	(1,900)	—	(12,039)
Restructuring charges	—	43	—	—	43
Amortization of intangible assets	—	(752)	—	—	(752)
Other operating (expense) income	312	(7)	—	(120)	185

Loss from operations	(277)	(3,288)	76	—	(3,489)

Interest expense	(15,665)	—	(1,955)	—	(17,620)
Equity losses in unconsolidated entities	(5,160)	—	—	5,160	—
Other income, net	—	(55)	98	—	43

Loss before income tax expense	(21,102)	(3,343)	(1,781)	5,160	(21,066)
Income tax expense	—	(36)	—	—	(36)

Net loss	(21,102)	(3,379)	(1,781)	5,160	(21,102)
Less: Net loss attributable to the noncontrolling interest	534	—	534	(534)	534

Net loss attributable to AGY Holding Corp.	$(20,568)	$(3,379)	$(1,247)	$4,626	$(20,568)

Condensed Consolidating Statements of Cash Flows

	Nine Months Ended September 30, 2011
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net loss	$(21,102)	$(3,379)	$(1,781)	$5,160	$(21,102)
Equity losses in unconsolidated entities	5,160	—	—	(5,160)	—
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation, alloy metals depletion and amortization	572	13,680	4,976	—	19,228
Gain on sale, disposal of assets or exchange of property and equipment and alloy metals	(312)	9	—	—	(303)
Stock compensation	21	—	—	—	21
Change in assets and liabilities	4,401	(3,747)	1,137	—	1,791
Parents loans and advances	2,294	(2,018)	(276)	—	—

Net cash (used in) provided by operating activities	(8,966)	4,545	4,056	—	(365)

Cash flows from investing activities:
Purchase of property, plant and equipment and alloy metals	—	(4,545)	(290)	—	(4,835)

Net cash used in investing activities	—	(4,545)	(290)	—	(4,835)

Cash flows from financing activities:
Net proceeds from Revolving Credit Facility	10,150	—	—	—	10,150
Net payments on AGY Asia credit facility	—		(458)	—	(458)
Debt issuance costs and others	(994)	—	—	—	(994)

Net cash provided by (used in) financing activities	9,156	—	(458)	—	8,698

Effect of exchange rate changes on cash	9	—	(598)	—	(589)

Net increase in cash	199	—	2,710	—	2,909

Cash, beginning of period	565	—	2,567	—	3,132

Cash, end of period	$764	$—	$5,277	$—	$6,041

Condensed Consolidating Balance Sheet

	As of September 30, 2010
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Total current assets	$3,559	$44,949	$15,660	$—	$64,168
Due from (to) affiliates	(27,639)	29,021	(1,382)	—	—
Property, plant and equipment, net	79,971	54,416	90,094	—	224,481
Intangible assets, net	2,261	16,120	—	—	18,381
Investment in unconsolidated entities	149,074	—	—	(149,074)	—
Other assets	35	221	753	—	1,009

Total	$207,261	$144,727	$105,125	$(149,074)	$308,039

LIABILITIES, OBLIGATION UNDER PUT/CALL FOR NONCONTROLLING INTEREST AND SHAREHOLDER’S EQUITY
Total current liabilities	$11,082	$13,178	$21,507	$—	$45,767
Long-term debt	187,150	—	29,483	—	216,633
Other long-term liabilities	—	20,173	5,339	—	25,512
Obligation under put/call for noncontrolling interest	—	—	6,041	—	6,041
Parent’s shareholder’s equity	9,029	111,376	37,698	(149,074)	9,029
Noncontrolling interest equity	—	—	5,057	—	5,057

Total	$207,261	$144,727	$105,125	$(149,074)	$308,039

Condensed Consolidating Statements of Operations

	Three Months Ended September 30, 2010
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$38,873	$7,718	$(1,026)	$45,565
Cost of goods sold	—	(37,741)	(5,910)	1,026	(42,625)

Gross profit	—	1,132	1,808	—	2,940

Selling, general and administrative expenses	(193)	(2,867)	(931)	89	(3,902)
Restructuring charges	—	(948)	—	—	(948)
Amortization of intangible assets	—	(250)	—	—	(250)
Other operating income	1,144	247	—	(89)	1,302

Income (loss) from operations	951	(2,686)	877	—	(858)

Interest expense	(5,074)	—	(826)	—	(5,900)
Equity losses in unconsolidated entities	(1,916)	—	—	1,916	—
Other income (expense), net	—	104	16	—	120

Loss before income tax (expense) benefit	(6,039)	(2,582)	67	1,916	(6,638)
Income tax (expense) benefit	(670)	599	—	—	(71)

Net loss income	(6,709)	(1,983)	67	1,916	(6,709)
Less: Net (income) loss attributable to the noncontrolling interest	(19)	—	(19)	19	(19)

Net loss attributable to AGY Holding Corp.	$(6,728)	$(1,983)	$48	$1,935	$(6,728)

	Nine Months Ended September 30, 2010
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$122,627	$20,573	$(2,754)	$140,446
Cost of goods sold	—	(115,557)	(17,511)	2,754	(130,314)

Gross profit	—	7,070	3,062	—	10,132

Selling, general and administrative expenses	(599)	(9,408)	(2,116)	197	(11,926)
Restructuring charges	—	(1,978)	—	—	(1,978)
Amortization of intangible assets	—	(752)	—	—	(752)
Other operating (expense) income	(1,552)	656	—	(197)	(1,093)

(Loss) Income from operations	(2,151)	(4,412)	946	—	(5,617)
Interest expense	(15,271)	—	(2,415)	—	(17,686)
Equity losses in unconsolidated entities	(4,604)	—	—	4,604	—
Other income, net	—	65	118	—	183

(Loss) income before income tax benefit	(22,026)	(4,347)	(1,351)	4,604	(23,120)
Income tax benefit	4,384	1,094	—	—	5,478

Net loss income	(17,642)	(3,253)	(1,351)	4,604	(17,642)
Less: Net loss attributable to the noncontrolling interest	406	—	406	(406)	406

Net loss attributable to AGY Holding Corp.	$(17,236)	$(3,253)	$(945)	$4,198	$(17,236)

Condensed Consolidating Statements of Cash Flows

	Nine Months Ended September 30, 2010
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net (loss) income	$(17,642)	$(3,253)	$(1,351)	$4,604	$(17,642)
Equity (earnings) losses in unconsolidated entities	4,604	—	—	(4,604)	—
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation, alloy metals depletion and amortization	533	17,968	4,392	—	22,893
Loss on sale, disposal of assets or exchange of property and equipment and alloy metals	1,552	—	—	—	1,552
Stock compensation	36	—	—	—	36
Deferred income tax (benefit) expense	(4,384)	(1,137)	—	—	(5,521)
Change in assets and liabilities	3,126	(2,170)	(2,844)	—	(1,888)
Parents loans and advances	6,393	(7,116)	723	—	—

Net cash (used in) provided by operating activities	(5,782)	4,292	920	—	(570)

Cash flows from investing activities:
Purchase of property, plant and equipment and alloy metals	—	(4,292)	(3,277)	—	(7,569)
Proceeds from the sale of property and equipment and alloy metals	10,717	—	—	—	10,717

Net cash provided by (used in) investing activities	10,717	(4,292)	(3,277)	—	3,148

Cash flows from financing activities:
Net payments on Revolving Credit Facility	(4,100)	—	—	—	(4,100)
Net proceeds from AGY Asia Credit Facility	—	—	3,237	—	3,237

Net cash (used) provided by financing activities	(4,100)	—	3,237	—	(863)

Effect of exchange rate changes on cash	2	—	23	—	25

Net increase in cash	837	—	903	—	1,740

Cash, beginning of period	783	—	2,656	—	3,439

Cash, end of period	$1,620	$—	$3,559	$—	$5,179

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

New accounting standards

ASU No. 2011-05: “Presentation of Comprehensive Income”. In September 2011, the Financial Accounting Standard Board (“FASB) issued guidance on the presentation of comprehensive income. This guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. The guidance allows two presentation alternatives: (1) to present items of net income and other comprehensive income in one continuous statement; or (2) in two separate, but consecutive, statements of net income and other comprehensive income. This guidance is effective as of the beginning of a fiscal year that begins after December 15, 2011. Early adoption is permitted, but full retrospective application is required. The Company is in the process of deciding which alternative it will choose upon adoption.

ASU No 2011-08: “Testing for Goodwill Impairment”. In September 2011, the FASB issued guidance on testing goodwill for impairment. The guidance provides entities an option to perform a “qualitative” assessment to determine whether further impairment testing is necessary. This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, provided that the entity has not yet performed its 2011 annual impairment test or issued its financial statements. As the goodwill of the AGY US segment was fully impaired in 2009, the adoption of this guidance is not expected to have any material impact on the financial statements.

Results of Operations

The following tables summarize our results of operations in dollars and as a percentage of net sales for the three and nine months ended September 30, 2011 and 2010 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net Sales
AGY US	$39,575	$38,873	$119,760	$122,627
AGY Asia	7,531	7,718	22,697	20,573

	47,106	46,591	142,457	143,200
Intersegment sales	(504)	(1,026)	(917)	(2,754)

Total net sales	46,602	45,565	141,540	140,446
Cost of goods sold	(44,326)	(42,625)	(132,466)	(130,314)

Gross profit	2,276	2,940	9,074	10,132
Selling, general and administrative expenses	(4,289)	(3,902)	(12,039)	(11,926)
Restructuring charges	93	(948)	43	(1,978)
Amortization of intangible assets	(250)	(250)	(752)	(752)
Other operating income (expense), net	311	1,302	185	(1,093)

Loss from operations	(1,859)	(858)	(3,489)	(5,617)
Other non-operating (expense) income, net	(43)	120	43	183
Interest expense	(5,975)	(5,900)	(17,620)	(17,686)

Loss before income taxes	(7,877)	(6,638)	(21,066)	(23,120)
Income tax benefit (expense)	4	(71)	(36)	5,478

Net loss	(7,873)	(6,709)	(21,102)	(17,642)
Less: Net loss (income) attributable to noncontrolling interest	313	(19)	534	406

Net loss attributable to AGY Holding Corp.	$(7,560)	$(6,728)	$(20,568)	$(17,236)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net Sales
AGY US	84.9%	85.3%	84.6%	87.3%
AGY Asia	16.2%	16.9%	16.0%	14.6%

	101.1%	102.2%	100.6%	101.9%

Intersegment sales	(1.1)%	(2.2)%	(0.6)%	(1.9)%

Total net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	(95.1)%	(93.5)%	(93.6)%	(92.8)%

Gross profit	4.9%	6.5%	6.4%	7.2%
Selling, general and administrative expenses	(9.2)%	(8.6)%	(8.5)%	(8.5)%
Restructuring charges	0.2%	(2.1)%	0.0%	(1.4)%
Amortization of intangible assets	(0.5)%	(0.5)%	(0.5)%	(0.5)%
Other operating income (expense), net	0.6%	2.8%	0.1%	(0.8)%

Loss from operations	(4.0)%	(1.9)%	(2.5)%	(4.0)%
Other non-operating (expense) income, net	(0.1)%	0.3%	0.1%	0.1%
Interest expense	(12.8)%	(13.0)%	(12.4)%	(12.6)%

Loss before income taxes	(16.9)%	(14.6)%	(14.8)%	(16.5)%
Income tax benefit (expense)	0.0%	(0.1)%	(0.1)%	3.9%

Net loss	(16.9)%	(14.7)%	(14.9)%	(12.6)%
Less: Net loss attributable to noncontrolling interest	0.7%	0.1%	0.4%	0.3%

Net loss attributable to AGY Holding Corp.	(16.2)%	(14.8)%	(14.5)%	(12.3)%

As further discussed below, we use EBITDA and Adjusted EBITDA, which are non-GAAP financial measures, to measure our operating performance.

EBITDA and Adjusted EBITDA (which are defined below) are reconciled from net income (loss) determined under GAAP as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Statement of operations data:
Net loss	$(7,873)	$(6,709)	$(21,102)	$(17,642)
Interest expense	5,975	5,900	17,620	17,686
Income tax (benefit) expense	(4)	71	36	(5,478)
Depreciation and amortization	4,037	5,096	12,126	15,581

EBITDA	$2,135	$4,358	$8,680	$10,147

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
EBITDA	$2,135	$4,358	$8,680	$10,147
Adjustments to EBITDA:
Alloy depletion charge, net (a)	2,723	1,937	6,531	6,779
Non-cash compensation charges (b)	8	5	21	36
Management fees (c)	191	188	568	563
Restructuring charges (d)	(93)	948	(43)	1,978
(Gain) loss on disposition of assets and others (e)	(312)	(1,145)	(312)	1,478

Adjusted EBITDA	4,652	6,291	15,445	20,981
Less: Adjusted EBITDA attributable to the noncontrolling interest	(411)	(663)	(1,545)	(1,626)

Adjusted EBITDA attributable to AGY Holding Corp.	$4,241	$5,628	$13,900	$19,355

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2011
Adjusted EBITDA allocated to AGY Holding Corp. segment breakdown:
AGY US and Corporate	$3,282	$4,081	$10,295	$15,561
AGY Asia	959	1,547	3,605	3,794

	$4,241	$5,628	$13,900	$19,355

(a)	We purchase or lease alloy metals that are used in our manufacturing process. During the manufacturing process a small portion of the alloy metal is physically consumed. When the metal is actually consumed we recognize a non-cash charge. This expense is recorded net of the amount of metal that can be recovered after some specific treatment and net of the charges associated with such recovery treatment.
(b)	Reflects non-cash compensation expenses related to awards under Holdings’ 2006 Stock Option Plan and Holdings’ restricted stock granted to certain members of management.
(c)	Reflects the elimination of the management fee payable to our sponsor, Kohlberg & Company, LLC, pursuant to a management agreement entered into in connection with the Acquisition.
(d)	Reflects the elimination of net restructuring charges associated primarily with the relocation of some manufacturing equipment in 2010 to reduce our cost structure, streamline processes and optimize AGY US manufacturing footprint.
(e)	Reflects primarily the elimination of the gain (loss) recorded versus historical book value on the sale or exchange of some non-operating assets.

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

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

Net sales. Net sales increased $1.0 million, or 2.2%, to $46.6 million for the three months ended September 30, 2011, compared to $45.6 million during the comparable quarter of 2010. AGY Asia contributed $0.3 million of additional revenue, or a 5.0% revenue growth compared to the third quarter of 2010 (after accounting for the elimination of $0.5 and $1.0 million of intercompany sales in 2011 and 2010, respectively). The $0.7 million, or 1.8% net increase in sales attributable to AGY US in the third quarter of 2011, compared to the third quarter of 2010, was primarily from a favorable product mix and price increases, which we implemented and retained across most markets since early 2011, partly offset by lower sales volumes. Aerospace and defense revenues were $12.2 million, up globally 18% when compared to the third quarter of 2010. This increase reflects continued robust demand for aerospace, which increased 27% compared to the third quarter of 2010 as a result of strong demand for both aircraft retrofit, new build activity, and pricing actions, while defense sales were down 5% compared to the third quarter of 2010 as a result of delays in certain major international programs. The electronics market revenues increased to $7.9 million, or 3%, compared to the third quarter of 2010 but decreased by 22% compared to the second quarter of 2011, reflecting a global slowdown for this market, which started during the second quarter of 2011. We also saw the benefit during the second quarter of 2011 of providing additional volumes to fill product shortages at a price premium in the Asian market associated with the recent natural disaster in Japan and its aftermath. The general and industrial (“G&I”) market revenues decreased $1.4 million to $19.5 million, or 7%. This decrease was largely caused by lower construction market revenues, which decreased $2.0 million for the third quarter, or 40%, reflecting some share loss and continued capacity-constrained sales for architectural applications. In addition, G&I revenues were negatively impacted by lower Continuous Filament Mat (“CFM”) revenues, which decreased by 20% to $4.6 million when compared to the third quarter of 2010 as a result of market share loss at key accounts following 2010 pricing actions. Other industrial market revenues increased by 20% to $9.7 million as a result of a more favorable mix and pricing actions compared to the third quarter of 2010 but were recently negatively impacted by the general economic slowdown.

Gross profit. We reported a consolidated gross profit of $2.3 million, or 4.9% of net sales for the three months ended September 30, 2011, compared to $2.9 million, or 6.5% during the comparable quarter of 2010. AGY Asia segment’s profitability contribution decreased $1.4 million due to lower average selling price resulting from weaker market conditions, increased production costs due primarily to inflation in raw material, labor and energy costs and the negative impact caused by the appreciation of the Chinese currency compared to the U.S. dollar. AGY US’s contribution to the total gross profit increased $0.8 million in the third quarter of 2011 compared to the third quarter of 2010. The profitability of our AGY US segment benefited from $6.2 million of margin from a more favorable product mix and pricing actions, but was negatively impacted by $2.4 million of lower shipments due to constrained sales and reduced demand in certain markets. The $3.8 million net gain resulting from sales, however, was offset by increased manufacturing costs. Despite some recent improvements, we continued to face during most of the third quarter of 2011 lagging challenges in operations resulting from the destabilizing effect of major capacity scale up in our Aiken, SC plant during the first half of 2011 and causing larger than expected manufacturing efficiency losses and other expansion related expenses. In 2010, the AGY US segment results were also negatively impacted by $1.4 million of accelerated depreciation expenses related to the 2010 restructuring initiatives to optimize the U.S manufacturing footprint, which were not recurring in 2011.

Selling, general and administrative expenses. Selling, general and administrative expenses increased from $3.9 million during the third quarter of 2010 to $4.3 million during the third quarter of 2011. This increase reflects primarily $0.5 million of higher expenses for our AGY US operating segment resulting from higher professional fees, recruiting and relocation expenses. This increase was offset in part by a $0.1 million decrease in AGY Asia expenses. Selling, general and administrative expenses increased from 8.6% of net sales for the three months ended September 30, 2010 to 9.2 % of net sales for the three months ended September 30, 2011.

Restructuring charges. In the three months ended September 30, 2010, we recorded $0.9 million in restructuring charges in conjunction with our structural cost reduction initiatives to further optimize the AGY US manufacturing footprint. These charges related primarily to the relocation of manufacturing equipment and were not recurring in 2011. In the three months ended September 30, 2011 we recorded a $0.1 million gain on the reversal of the excess restructuring reserve.

Other operating income. During the three months ended September 30, 2011, other operating income of $0.3 million consisted of a net gain recognized on cashless exchanges of some precious metals. During the three months ended September 30, 2010, other operating income of $1.3 million consisted primarily of a net $1.1 million gain recognized on the sale of alloy metals.

Interest expense. Interest expense increased $0.1 million from $5.9 million for the three months ended September 30, 2010 to $6.0 million for the three months ended September 30, 2011. The increase was primarily due to a $0.2 million increase in AGY US interest expense due to higher borrowings during the third quarter of 2011 compared to 2010, offset in part by a $0.1 million decrease in AGY Asia interest expense due to lower borrowings in the comparable period of 2011 and 2010.

Income tax. Income taxes decreased from a $0.1 million tax expense for the three months ended September 30, 2010 to a $0.004 million tax benefit for the three months ended September 30, 2011. Beginning with the quarter ended September 30, 2010, we have established a valuation allowance for domestic deferred tax assets, which are not more-likely-than-not to be realized. During the third quarter of 2011, the Company’s effective tax rate was a benefit of 0.05%. This rate varied from the statutory rate of 34% due primarily to change of valuation allowance for domestic deferred tax assets, which are not more-likely-than-not to be realized, changes in foreign valuation allowances, losses on domestic and foreign subsidiaries with no tax benefit, state taxes and foreign rate differential. During the three months ended September 30, 2010, the Company’s effective tax rate was an expense of 1.1%. This rate varied from the statutory rate of 34% due primarily to establishment of valuation allowance during the third quarter of 2010 for domestic deferred tax assets, which are not more-likely-than-not to be realized, changes in foreign valuation allowances, losses on domestic and foreign subsidiaries with no tax benefit, and foreign rate differential. Generally, the Company can recognize deferred tax assets for the losses incurred until such time that the aggregate deferred tax assets exceed aggregate deferred tax liabilities that do not relate to assets with an indefinite useful life.

Net loss. As a result of the aforementioned factors including primarily the decrease in operating profit for the AGY Asia segment, and the restructuring related costs and gain recognized on the sale of alloy metals in the 2010 period, we reported a net loss attributable to AGY Holding Corp. of $7.6 million for the three months ended September 30, 2011, compared to a net loss of $6.7 million for the three months ended September 30, 2010. The net result attributable to the 30% noncontrolling interest in AGY Asia not owned by AGY Holding Corp. was a $0.3 million loss for the third quarter of 2011 compared to nil for the comparable period in 2010.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

Net sales. Net sales increased $1.1 million, or 0.8%, to $141.5 million for the nine months ended September 30, 2011, compared to $140.4 during the nine months ended September 30, 2010. AGY Asia contributed $4.0 million of additional revenue, or a 22.2% revenue growth compared to the first nine months of 2010 (after accounting for the elimination of $0.9 and $2.8 million of intercompany sales in 2011 and 2010, respectively) due primarily to a stronger Asian electronics market and continued pricing momentum through most of the first half of 2011. The $2.9 million, or 2.3% net decrease in sales generated by AGY US during the nine months ended September 30, 2011, compared to same period of 2010 was primarily due to $18.7 million of lower sales volumes, while a favorable product mix and pricing actions accounted for an increase in sales of $15.8 million. Aerospace and defense revenues were $37.1 million, or globally up 8.8% when compared to the nine months ended September 30, 2010. This increase reflects a record sales level for aerospace, which increased 16% compared to the first nine months of 2010 as a result of continued robust demand for aircraft retrofit, new build activity, and pricing actions, while defense sales were negatively impacted by delays in certain major international programs. The electronics market revenues increased to $25.6 million, or 14%, compared to the first nine months of 2010 reflecting pricing actions, plus increasing demand for specialty electronics fibers, which also drove mix enrichment within this market during the nine months ended September 30, 2011. The G&I market revenues decreased globally to $57.0 million, or 13.7%. This $9.0 million decrease was largely caused by our CFM business, which decreased $5.5 million, or 30%, to $12.6 million, when compared to the nine months ended September 30, 2010 as a result of market share loss at key accounts following late 2010 pricing actions. In addition, G&I revenues were negatively impacted by lower construction market revenues, which decreased $6.5 million, or 38%, to $10.6 million for the nine months ended September 30, 2011, reflecting some capacity-constrained sales only in part offset by 2011 pricing actions. These decreases were partly offset by a $3.0 million increase in other industrial and automotive market revenues driven by pricing actions and mix enrichment compared to the nine months of 2010.

Gross profit. We reported a consolidated gross profit of $9.1 million, or 6.4% of net sales for the nine months ended September 30, 2011, compared to $10.1 million, or 7.2% of net sales for the nine months ended September 30, 2010. AGY Asia segment profitability contribution decreased $1.0 million as increased margin from sales was more than offset by increased production costs due primarily to inflation in raw material, labor and energy costs and by the negative impact caused by the appreciation of the Chinese currency compared to the U.S. dollar. AGY US’s contribution to the total gross profit remained flat during the nine months ended September 30, 2011 when compared to the same period of 2010. The profitability of our AGY US segment benefited from $15.9 million of margin from a more favorable product mix and pricing actions executed over the last four quarters, but was negatively impacted by $7.5 million of lower shipments due to constrained sales and reduced demand in certain markets. The $8.4 million net gain resulting from sales, however, was offset by increased manufacturing costs and challenges we faced in operations where we experienced larger than expected manufacturing efficiency losses from the destabilizing effect of major capacity scale up in our Aiken, SC plant during the first half of 2011. In 2010, the AGY US segment results were also negatively impacted by $4.1 million of accelerated depreciation expenses related to the 2010 restructuring initiatives to optimize the U.S. manufacturing footprint, which were not recurring in 2011.

Selling, general and administrative expenses. Selling, general and administrative expenses increased from $11.9 million during the nine months ended September 30, 2010 to $12.0 million during the nine months ended September 30, 2011. This net increase reflects primarily $0.1 million of higher expenses for our AGY US operating segment resulting from merit increases and payroll tax adjustments in part offset by lower professional fees, recruiting and relocation expenses. Selling, general and administrative expense was flat at 8.5% of net sales for the nine months ended September 30, 2010 and 2011.

Restructuring charges. For the nine months ended September 30, 2010, we recorded $2.0 million in restructuring charges in conjunction with our structural cost reduction initiatives to further optimize the AGY US manufacturing footprint. These charges related primarily to the relocation of manufacturing equipment and were not recurring in 2011.

Other operating income. During the nine months ended September 30, 2011, other operating income of $0.2 million consisted primarily of a $0.3 million gain recognized on cashless exchanges of some precious metals. During the nine months ended September 30, 2010, other non-operating expense of $1.1 million consisted primarily of a net $1.6 million loss recognized on the sale of alloy metals.

Interest expense. Interest expense decreased $0.1 million from $17.7 million for the nine months ended September 30, 2010 to $17.6 million for the nine months ended September 30, 2011. The decrease was primarily due to a $0.5 million decrease in AGY Asia interest expense due to lower borrowings during the nine months ended September 30, 2011 compared to 2010, offset in part by a $0.4 million increase in AGY US interest expense due to higher borrowings in the comparable period of 2011 and 2010.

Income tax expense. Income tax benefit decreased from a $5.5 million tax benefit for the nine months ended September 30, 2010 to a $0.04 million tax expense for the nine months ended September 30, 2011. The significant change from the nine months ended September 30, 2010 primarily relates to the establishment of a valuation allowance during the third quarter of 2010 for domestic deferred tax assets, which are not more-likely-than-not to be realized. During the nine months ended September 30, 2011, the Company’s effective tax rate was an expense of 0.17%. This rate varied from the statutory rate of 34% due primarily to change of valuation allowance for domestic deferred tax assets, which are not more-likely-than-not to be realized, changes in foreign valuation allowances, losses on domestic and foreign subsidiaries with no tax benefit, state taxes and foreign rate differential. During the nine months ended September 30, 2010, our effective tax rate was a benefit of 23.7%. This rate varied from the statutory rate of 34% due primarily to establishment of valuation allowance during the third quarter of 2010 for domestic deferred tax assets, which are not more-likely-than-not to be realized, changes in foreign valuation allowances, losses on domestic and foreign subsidiaries with no tax benefit, and foreign rate differential. Generally, the Company can recognize deferred tax assets for the losses incurred until such time that the aggregate deferred tax assets exceed aggregate deferred tax liabilities that do not relate to assets with an indefinite useful life.

Net loss. As a result of the aforementioned factors including primarily the increase in operating profit for the AGY US segment, losses on domestic and foreign subsidiaries with no tax benefit recognition in the 2011 period and loss recognized on the sale of alloy metals in the 2010 period, we reported a net loss attributable to AGY Holding Corp. of $20.6 million for the nine months ended September 30, 2011, compared to a net loss of $17.2 million for the nine months ended September 30, 2010. The net loss attributable to the 30% noncontrolling interest in AGY Asia not owned by AGY Holding Corp. was $0.5 million for the first nine months of 2011 compared to $0.4 million for the comparable period in 2010.

LIQUIDITY AND CAPITAL RESOURCES

AGY Holding Corp. and its Domestic Subsidiaries’ Liquidity

During the nine months ended September 30, 2011 our principal sources of domestic liquidity were borrowings under our financing arrangements and our cash on hand. Our domestic need for liquidity will arise primarily from interest payments on the outstanding $172.0 million principal amount of our Notes, interest and principal payments on our Amended Credit Facility, the funding of capital expenditures, alloy metals, strategic initiatives, normal recurring operating expenses and working capital requirements and the financing of the consideration to be paid pursuant to the put/call agreement for the 30% noncontrolling interest in AGY Asia. At September 30, 2011, AGY US had total liquidity of $17.0 million, consisting of $0.8 million in unrestricted cash and approximately $16.2 million of borrowing availability under the Amended Credit Facility. We expect to borrow an additional approximately $4.4 million under the Amended Credit Facility as compared to September 30, 2011, in order to fund in part the interest payment due on our Notes on November 15, 2011. Following this additional borrowing, we will have approximately $32.5 million of outstanding borrowings and $3.1 million of undrawn letters of credit under the Amended Credit Facility and, based on the projected change in our borrowing base since September 30, 2011, reflecting our October 30, 2011 borrowing base adjusted for current precious metal market prices and the recent sale by us of some of our owned platinum, we currently estimate that our undrawn availability will be reduced to approximately $12.3 million. Any further reduction in our borrowing capacity, whether due to additional borrowings or a reduction in our borrowing base resulting from further declines in the market price of the eligible alloy inventory or the amount of our eligible accounts receivable or other inventory used to calculate the borrowing base under the Amended Credit Facility, or any increase in the amount of reserves required by our lender in its permitted discretion under the Amended Credit Facility could have material adverse consequences for us. If our available borrowing capacity under the Amended Credit Facility falls below $10 million we will be required to calculate the borrowing base under the Amended Credit Facility on a weekly, rather than monthly, basis, which would subject us to increased risks of fluctuations in our borrowing base based on short term changes in the market value of our eligible alloy inventory or the amount of our eligible accounts receivable or other inventory. In addition, if our available borrowing capacity under the Amended Credit Facility falls below $6.25 million, the springing financial maintenance covenant (a minimum fixed charge coverage ratio of 1.0 to 1.0) included in the Amended Credit Facility would become effective and, based on our current financial condition, we would not satisfy this covenant. As of September 30, 2011 our fixed charge coverage ratio (calculated in the manner specified in the Amended Credit Agreement) was 0.46 to 1.0. Our inability to satisfy this covenant would result in an event of default under the Amended Credit Facility, which in turn would result in cross-defaults under our Notes and the New Master Lease Agreement and could result in all of the amounts due under the Amended Credit Facility, the Notes and the New Master Lease Agreement becoming immediately due and payable. If this were to occur, we would not be able to repay all such amounts when due.

There are no mandatory payments of principal on the Amended Credit Facility or on the Notes scheduled prior to their earliest maturity in August 2014 and November 2014, respectively.

AGY Asia’s Liquidity

Since we acquired AGY Asia in June 2009, AGY Asia’s sources of liquidity have been borrowings under approximately $55.4 million of non-recourse financing arrangements with the Bank of Shanghai (“AGY Asia Credit Facility”), which consists of a $12.4 million one-year working capital loan and a $43.0 million five-year term loan. AGY Asia’s need for liquidity arises primarily from interest and principal payments on the AGY Asia Credit Facility and the funding of capital expenditures, alloy metals, strategic initiatives, normal recurring operating expenses and working capital requirements. There are semi-annual mandatory payments on principal on the term loan borrowings, the amounts of which depend on the borrowings outstanding. At September 30, 2011, the remaining mandatory payments of principal were approximately $4.9 million in 2011, $10.5 million in 2012, $11.1 million in 2013 and $5.1 million in 2014.

At September 30, 2011, AGY Asia had total liquidity of $8.5 million, consisting of $5.3 million of unrestricted cash and approximately $3.2 million of borrowing availability under the AGY Asia Credit Facility.

Liquidity summary

Based upon our current and anticipated levels of operations and cost reductions initiatives, we expect, but cannot guarantee, that our cash flows from operations together with availability under our credit facilities for our U.S. and Asian segments, subject to successful modification of the AGY Asia term loan amortization schedule, will be adequate to meet our liquidity needs for the next twelve months. Factors that could cause our expectation to be incorrect, include, but are not limited to, the risk factors identified in our annual report Form 10-K for the fiscal year ended December 30, 2010 and the additional risk factors included in Item 1A. Risk Factors of this quarterly report on Form 10-Q.

As a result of operating losses through September 30, 2011, AGY US has increased its indebtedness by $10.6 million compared to December 31, 2010 and further expects to increase its indebtedness by an additional $4.4 million in connection with the November 15, 2011 interest payment due on the Notes, which has negatively affected, and will further negatively affect, liquidity. In addition, because a large portion of our AGY US borrowing base depends on the market price of the precious alloy metals we own, lower platinum and rhodium market prices due, in part, to the global economic downturn, have recently adversely affected AGY US liquidity and any further price decline may adversely affect our liquidity in the future.

If we were to experience an unanticipated need for cash, we would first use our existing cash resources and would also consider altering our business plan to improve our cash flow through additional cost reduction measures or other actions. In the event we are not able to receive additional financing under our Amended Credit Facility due to further negative effects on our borrowing base, we would be required to develop an alternative source of liquidity. There is no assurance that we could obtain replacement financing or that we would be successful in carrying out any other measures if they become necessary.

We renewed the AGY Asia one-year working capital loan in June 2011 and have begun discussions with the AGY Asia lender to modify the term loan amortization schedule. However, there is no assurance that we will be able to revise the loan on terms acceptable to us or at all.

Working capital

The Company has historically defined working capital as total current assets, excluding unrestricted cash, less total current liabilities, including short-term borrowings and the current portion of long-term debt. Working capital was $8.4 million and $14.9 million on September 30, 2011 and December 31, 2010, respectively. The $6.5 million net decrease was primarily attributable to our AGY Asia segment due to an aggregated $3.9 million increase in short-term borrowings and current maturities of long-term debt. The working capital of AGY US decreased by $2.6 million from December 31, 2010 to September 30, 2011 due to a $4.2 million increase in accrued liabilities due primarily to the interest accruals for our Notes, a $1.4 million increase in trade payables primarily from increased operational costs and higher production capacity levels in our AGY US segment and a $1.6 million decrease in current deferred tax assets due increases in valuation allowance. These effects were offset by a $3.8 million increase in trade receivables resulting from the increase in sales for the third quarter of 2011 compared to the fourth quarter of 2010 and by a $0.8 million increase in inventories.

Other balance sheet items

Net Property, Plant and Equipment and Alloy Metals. Net property, plant and equipment and alloy metals decreased $9.2 million from December 31, 2010 to September 30, 2011, primarily due to $17.9 million of depreciation and alloy metals depletion expenses. We expended $4.6 million for capital projects, including accrued construction in progress. Additionally, AGY Asia had $3.8 million of positive currency translation adjustments and we recorded a $0.3 million positive adjustment for the cashless exchange of precious metals.

Long Term Debt. Long-term debt increased $6.7 million from December 31, 2010 to September 30, 2011 as a result of a $10.1 million increase in borrowings under our Amended Credit Facility. This AGY US increase was offset by a $3.4 million net decrease in AGY Asia’s long-term debt as a result of a $4.2 million reclassification to current portion of long term debt partly offset by $0.8 million of currency translation.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010.

Cash flows from operating activities

Cash used by operating activities was $0.4 million for the nine months ended September 30, 2011, compared to $0.6 million used during the nine months ended September 30, 2010. The $0.2 million decrease in cash used by operating activities is attributed to a global $1.8 million decrease in operating working capital during the first nine months of 2011 as compared to a $1.9 million increase during the first nine months of 2010. In addition to this increase in cash used by working capital components, we recognized during the period a $2.2 million loss (as adjusted for non cash items) compared to a $1.3 million income (as adjusted for non cash items) recognized during the comparable period of 2010. During the nine months ended September 30, 2011 cash used by operating activities of our AGY US segment was $2.9 million higher whereas cash provided by operating activities of AGY Asia segment was $3.1 million higher than during the comparable period of 2010.

Cash flows from investing activities

Cash used by investing activities was $4.8 million for the nine months ended September 30, 2011, compared to cash provided by investing activities of $3.1 million for the nine months ended September 30, 2010. The $7.9 million increase in cash used in investing activities was primarily due to activities at our AGY US segment including (i) the $10.7 million sale of alloy that occurred in the nine months ended September 30, 2010 that was not recurring in the comparable period of 2011 and (ii) a $0.2 million increase in capital spending in the comparable period, partially offset by a $3.0 million decrease in capital expenditures by AGY Asia.

Cash flows from financing activities

Cash provided by financing activities was $8.7 million for the nine months ended September 30, 2011, compared to $0.9 million of cash used for the nine months ended September 30, 2010. The $9.6 million increase was attributable to (i) a $14.3 million increase in AGY US revolver borrowings for the first nine months of 2011 compared to the same period of 2010, partly offset by (ii) a $3.7 million decrease in AGY Asia

Credit Facility borrowings for the first nine months of 2011 compared to the same period of 2010, and (iii) $1.0 million of debt issuance costs incurred by AGY US in the first quarter of 2011 related to our Amended Credit Facility.

Indebtedness

AGY US

On March 8, 2011, the Company entered into the Amended Credit Facility that provides for an expanded credit facility of up to $50 million. The Amended Credit Facility matures on the earlier of March 8, 2015 or 90 days prior to the maturity date of the Notes and includes a $20 million sub-limit for the issuance of letters of credit and a $5 million sub-limit for swing line loans. Availability under the Amended Credit Facility is subject to a borrowing base equal to the sum of: (i) an advance rate against eligible accounts receivable of up to 85%, plus (ii) the lesser of (A) 65% of the book value of eligible inventory (valued at the lower of cost or market) and (B) 85% of the net orderly liquidation value for eligible inventory, plus (iii) up to $40 million of eligible alloy inventory, minus (iv) 100% of mark-to-market risk on certain interest hedging arrangements, minus (v) a reserve of $7.5 million, and minus (vi) other reserves as the lender may determine in its permitted discretion.

The interest rate for borrowings was LIBOR plus 3.0% or Base Rate plus 2.0% through September 1, 2011 and then may be adjusted downward to LIBOR plus 2.5% or Base Rate plus 1.5%, depending on our fixed charge coverage ratio. In addition, we pay customary commitment fees and letter of credit fees under the Amended Credit Facility. All obligations under the Amended Credit Facility are guaranteed by Holdings. The Company’s obligations under the Amended Credit Facility are secured, subject to permitted liens and other agreed upon exceptions, by a first-priority perfected (subject to customary exceptions) security interest in substantially all of the Company’s assets.

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

The agreement governing the Amended Credit Facility permits the lenders to accelerate payment of the outstanding principal and accrued and unpaid interest and/or to terminate their commitment to lend any additional amounts upon certain events of default, including but not limited to failure to pay principal or interest or other amounts when due, breach of certain covenants or representations including breach of the springing covenant, cross-defaults to certain other agreements and indebtedness in excess of specified amounts, a change of control, or default under our obligation regarding the AGY Asia option exercise. The Company was in compliance with all such covenants at September 30, 2011.

As of September 30, 2011, our borrowing base, calculated in accordance with the terms of the Amended Credit Facility, was $47.4 million. As of September 30, 2011, the Company had issued letters of credit totaling $3.1 million and had cash borrowings of $28.1 million under the Amended Credit Facility, with remaining unused availability of $16.2 million.

In connection with our refinancing on October 25, 2006, we issued $175 million aggregate principal amount of 11% senior second lien notes to an initial purchaser, which were subsequently resold to qualified institutional buyers and non-U.S. persons in reliance upon Rule 144A and Regulation S under the Securities Act of 1933, as amended. We consummated an exchange offer of the Old Notes in September 2008 for the Notes. Interest on the Notes is payable semi-annually on May 15 and November 15 of each year. Our obligations under the Notes are fully and unconditionally guaranteed, jointly and severally, on a second-priority basis, by each of our existing and future domestic subsidiaries, other than immaterial subsidiaries, that guarantee our indebtedness, including our Amended Credit Facility, or the indebtedness of any our restricted subsidiaries. The indenture does not allow us to pay dividends or distributions on our outstanding capital stock (including to our parent) and limits or restricts our ability to incur additional debt, repurchase securities, make certain prohibited investments, create liens, transfer or sell assets, enter into transactions with affiliates, issue or sell stock of a subsidiary or merge or consolidate. The indenture permits the trustee or the holders of 25% or more of the Notes to accelerate payment of the outstanding principal and accrued and unpaid interest upon certain events of default, including failure to make required payments of principal and interest when due, uncured violations of the material covenants under the indenture or if lenders accelerate payment of the outstanding principal and accrued unpaid interest due to an event of default with respect to at least $15 million of our other debt, such as our Credit Facility.

The indenture does not contain any financial maintenance covenants.

In February 2009, we repurchased $3 million face amount of Notes for $1.8 million plus accrued interest and commission, resulting in a net gain on extinguishment of debt of approximately $1.1 million (net of deferred financing fees written off), classified as “other non-operating income”.

As of September 30, 2011, the estimated fair value of the Notes was $124.7 million compared to a recorded book value of $172 million.

AGY Asia

The AGY Asia Credit Facility now consists of a five-year term loan in the aggregate amount of approximately $43.0 million (consisting of a loan denominated in local currency of RMB 222.2 million, or approximately $35.0 million converted at an exchange rate of RMB 6.35 to 1 US dollar, the prevailing exchange rate as of September 30, 2011 and a US-dollar-denominated loan of $8.0 million), a one-year working capital loan in the aggregate amount of approximately $12.4 million (consisting of a local currency loan of RMB 66.5 million, or approximately $10.5 million converted at an exchange rate of RMB 6.35 to 1 US dollar, and a US-dollar-denominated loan of $1.9 million), and a one-year letter of credit facility in the amount of $2.0 million.

The term loan is secured by AGY Asia’s building, alloy metals and equipment and bears interest annually at the rate of either the five-year lending rate as published by the People’s Bank of China, plus a margin, or nine-month LIBOR plus 3.0%. Term loan borrowings may be made in both local currency and US dollars, up to certain limits. At September 30, 2011, AGY Asia had approximately $31.6 million outstanding under the term loan, consisting of a local currency loan of RMB 171.5 million, or approximately $27.0 million converted at the period-end exchange rate, and a US-dollar-denominated loan of $4.7 million. The weighted average interest rate for cash borrowings outstanding as of September 30, 2011 was 7.0%.

The working capital loan facility is secured by existing and future equipment and assets acquired by AGY Asia and bears interest annually at the rate of either the one-year lending rate as published by the People’s Bank of China, or three-month LIBOR plus 3.0%. Working capital loan borrowings may be made in both local currency and US Dollars, up to certain limits.

At September 30, 2011, the Company had approximately $11.5 million of borrowings outstanding under the working capital loan consisting of a local currency loan of RMB 66.5 million, or approximately $10.5 million, converted at the period-end exchange rate, and a US-dollar-denominated loan of $1 million. The weighted average interest rate for cash borrowings outstanding as of September 30, 2011, was 6.9%.

During the second quarter of 2011, AGY Asia entered into a letter of credit (“LC”) discounting arrangement whereby certain trade receivables backed by LCs may be discounted with recourse and borrowed against at a nominal interest cost. At September 30, 2011, AGY Asia had discounted LCs totaling approximately $0.65 million (which amount is recorded in trade receivables at September 30, 2011), receiving proceeds of approximately $0.6 million and maintaining equity of approximately $0.05 million in such receivables. At September 30, 2011, proceeds of $0.6 million received from discounting were recorded as short-term debt payable.

The letter of credit facility is a one-year facility for the issuance of documentary letters of credit up to a maximum term of 120 days. A 15% deposit is required upon issuance with the balance due upon settlement of the underlying obligation.

The loan agreements contain customary representations and warranties and customary affirmative and negative covenants, including, among other things, interest coverage, restrictions on indebtedness, liens, investments, mergers and consolidations, dividends and other payments in respect to capital stock, and transactions with affiliates. The loan agreements also include customary events of default, including a default upon a change of control. AGY Asia was in compliance with all such covenants at September 30, 2011.

All amounts borrowed under the AGY Asia Credit Facility are non-recourse to AGY Holding Corp. or any other domestic subsidiary of AGY Holding Corp.

FINANCIAL OBLIGATIONS AND COMMITMENTS

We are obligated to make approximately $0.5 million minimum purchases of marbles from Chinese marble producers through June 30, 2012.

We lease under short-term operating leases a significant portion of the alloy needed to support our manufacturing operations. At September 30, 2011, we leased in our AGY US segment approximately 49,750 ounces of platinum and 3,285 ounces of rhodium under the Deutsche Bank Master Lease Agreement, with a notional value of approximately $86.4 million and $7.3 million, respectively. For the nine months ended September 30, 2011, total lease costs of alloy metals were approximately $3.1 million, and were classified as a component of costs of goods sold. Our lease expense is dependent on several factors, including the amount of alloy leased, market spot rates for the alloy and associated lease rates. Market spot rates are subject to daily fluctuation and this fluctuation could result in material changes to our alloy lease expense. All of the leases outstanding at September 30, 2011 had initial terms of three to twelve months, maturing no later than September 2012 (with future minimum rentals of approximately $1.6 million until maturity in September 2012).

We also have various operating leases for certain manufacturing equipment, personal and real property.

As discussed in Note 3 of our Consolidated Financial Statements in our 2010 Form 10-K, in connection with the purchase of AGY Asia, we entered into an option agreement with Grace pursuant to which Grace granted AGY a call option and AGY granted Grace a put option in respect of the 30% interest held by Grace in AGY Asia, in each case until December 31, 2013, unless mutually extended. The option price is determined by a formula outlined in the agreement. The exercise of the call option requires certain minimum financial performance levels to be reached by AGY Asia and the put option became exercisable in June 2010. As of September 30, 2011 the redemption amount of the put option was $0.2 million compared to an initial carrying value of $12.4 million. Based on these provisions and the financial projections of AGY Asia, the Company believes that neither the call option nor the put option will be exercised in 2012. If the acquisition of the noncontrolling interest is consummated, the Company intends to finance the consideration paid pursuant to the agreement through the sale of additional equity to its private equity sponsor, if available, or other available liquidity.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This management’s discussion and analysis of financial condition and results of operations includes “forward-looking statements.” All statements included herein, other than statements of historical fact, may constitute forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. Important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, among others, the following factors: competition from other suppliers of glass fibers, as well as suppliers of competing products; the cyclical nature of certain of the end-markets for our products; adverse macroeconomic and business conditions, continued disruption in credit markets and government policy generally leading to global market downturn; an inability to develop product innovations and improve our production technology and expertise; the loss of a large customer or end-user application; a decision by an end-user to modify or discontinue production of an end-product that has specified the use of our product; an inability to protect our intellectual property rights; liability for damages based on product liability claims; our AGY US borrowing base sensitivity to precious metals market prices and amount of owned alloy metals; increases in energy costs and other raw materials or in the cost of acquiring or leasing alloy metals required for the production of glass fibers; labor disputes or increases in labor costs; difficulties and delays in manufacturing; disruption and increased competitive pressure in the Asian electronics market associated with the recent natural disaster in Japan and its aftermath; a reliance on Owens Corning for some of our bushing fabrication; an inability to successfully implement our cost reduction initiatives relating to efficiency, throughput and process technology developments; an inability to successfully integrate future acquisitions including AGY Asia; our inability to successfully implement our cost reduction initiatives; interest rate and foreign exchange rate fluctuations; business risks associated with doing business internationally; an inability to finance the consideration to be paid pursuant to the put/call agreement for the 30% noncontrolling interest in AGY Asia; the loss of key members of our management; an inability or failure to comply with environmental, health or safety laws and regulations; our limited history of profitable operations since our emergence from Chapter 11 protection on April 2, 2004; our substantial indebtedness; and certain covenants in our debt documents.

We do not have any intention or obligation to update forward-looking statements included in this management’s discussion and analysis of financial condition and results of operations.

ITEM 3. – Quantitative and Qualitative Disclosures About Market Risk

INTEREST RATE RISK

We are subject to interest rate risk in connection with our short- and long-term debt. Our principal interest rate exposures relate to the AGY US $50 million Amended Credit Facility and our AGY Asia Credit Facility. Assuming the AGY US Amended Credit Facility is fully drawn, each 100 basis point change in interest rates would result in approximately a $0.5 million change in annual interest expense on our revolving credit facility. Assuming the AGY Asia Credit Facility is fully drawn, each 100 basis point change in interest rates would result in approximately a $0.4 million change in annual interest expense for AGY Asia.

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

At September 30, 2011, we had existing contracts for physical delivery of natural gas at our Aiken, SC and Huntingdon, PA facilities that fix the commodity cost of natural gas for approximately 70% and 90%, respectively, of our estimated natural gas purchase requirements for the remainder of 2011 and for 60% and 80%, respectively, for 2012. We also had existing contracts for physical delivery of electricity at our Huntingdon, PA facility that fix the commodity cost of approximately 95% of our estimated electricity purchase requirements for the remainder of 2011 and approximately 80% for 2012. Although these contracts are considered derivative instruments, they meet the normal purchases exclusion contained in ASC 815, and are, therefore, exempted from the related accounting requirements.

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

Approximately 13% of the debt of our subsidiary, AGY Asia, is denominated in U.S. dollars, with the balance denominated in Chinese RMB. In addition, approximately 80% of the sales of AGY Asia are denominated in U.S. dollars, while approximately 80% of its costs are denominated in Chinese RMB.

At September 30, 2011, we had no foreign currency hedging agreements in effect.

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

As required by Rule 13a-15(d) of the Exchange Act, the Company’s management, including the Principal Executive Officer and the Principal Financial Officer, conducted an evaluation of the internal control over financial reporting to determine whether any changes occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Based on that evaluation, the Principal Executive Officer and the Principal Financial Officer concluded no such changes during the quarter ended September 30, 2011 materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1A. Risk Factors

Investing in our Notes involves a high degree of risk. Our Annual Report on Form 10-K for the year ended December 31, 2010 contains important risk factors that could cause our actual results to differ materially from our historical experience or our present expectations and projections. If any such risks (or any risks we face) occur, our business, financial condition and results of our operations could be materially adversely affected. In such case, we may be unable to repay amounts due under the Notes and you may lose all or part of your investment. Other than described below, there have been no material changes from the risk factors previously disclosed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010, which should be read together with the other risk factors and information disclosed elsewhere in this Quarterly Report on Form 10-Q and our other reports filed with the SEC.

The following disclosure supplements the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2010 under the heading “Risks Related to Our Business”:

Our borrowing capacity is directly tied, in part, to fluctuations in the market price of alloy metals that secure the Amended Credit Facility, and any further declines in the market value of those alloy metals or declines in our eligible accounts receivable or inventory that are used to calculate our borrowing base under the Amended Credit Facility could significantly reduce our borrowing base, which would further impair our liquidity and could have a material adverse effect on our business and financial condition.

The market price of alloy metals, particularly platinum and rhodium, affects our borrowing capacity because a portion of our borrowing capacity is tied to the market value of this alloy metals inventory. In addition to our alloy metals inventory, the borrowing base under our Amended Credit Facility is based upon our eligible accounts receivable and other inventory and is subject to reduction to the extent that the lender determines to impose additional reserves in its permitted discretion. The recent global economic downturn has resulted in a decrease in the market price of these alloy metals and any further decline in the market price could adversely affect our borrowing base. For every $100 reduction in the market price per ounce of these metals, our borrowing base would decrease by approximately $2.2 million. In addition, any further decline in our operations due to the economic downturn could reduce the amount of our eligible accounts receivable and other inventory, which would also adversely affect our borrowing base. Further, if our lender under the Amended Credit Facility elects in its permitted discretion to increase the required reserves specified in the borrowing base formula under the Amended Credit Facility, our borrowing base would decline. Any such decline in our borrowing base could have adverse consequences for us, including reduced liquidity and application of the springing financial maintenance covenant under the Amended Credit Facility, either of which could materially and adversely affect our business and financial condition.

If our available borrowing capacity declines below $6.25 million, whether as a result of additional borrowings or a reduction in our borrowing base determined under our Amended Credit Facility, our inability to satisfy the springing financial covenant could result in an event of default under our financing agreements and our alloy metals lease agreement, which would have a material adverse effect on our business and financial condition.

In order to avoid the application of the springing financial maintenance covenant under our Amended Credit Facility, we are required to maintain an available borrowing capacity above $6.25 million. Although our undrawn availability as of September 30, 2011 was approximately $16.2 million (and is expected to be approximately $12.3 million after giving effect to the anticipated additional borrowings in connection with our November 15, 2011 interest payment on the Notes and, based on the projected change in our borrowing base since September 30, 2011, reflecting our October 30, 2011 borrowing base adjusted for current precious metal market prices and the recent sale by us of some of our owned platinum), further declines in the market price of the alloy metals securing the Amended Credit Facility or further reductions in our eligible accounts receivable or other inventory as a result of the economic downturn (or any increase in the required reserves determined by the lender in its permitted discretion) could cause our available borrowing capacity to fall below $6.25 million. While we do not currently expect borrow additional amounts under the Amended Credit Facility that would result in our available borrowing capacity falling below $6.25 million, we cannot assure you that the factors described above will not result in a reduction in our available borrowing capacity below $6.25 million.

If our available borrowing capacity falls below $6.25 million, we would become subject to the springing financial maintenance covenant (a minimum fixed charge coverage ratio of 1.0 to 1.0) and, based on our current financial condition, we would not satisfy this covenant. As of September 30, 2011 our fixed charge coverage ratio (calculated in the manner specified in the Amended Credit Agreement) was 0.46 to 1.0. Our inability to satisfy this covenant would result in an event of default under the Amended Credit Facility, which in turn could result in cross-defaults under our Notes and the New Master Lease Agreement and could result in all of the amounts due under the Amended Credit Facility, the Notes and the New Master Lease Agreement becoming immediately due and payable, which would have a material adverse effect on our business and financial condition. If this were to occur, we would not be able to repay all such amounts when due and there is no assurance that we would be able to obtain replacement financing on terms acceptable to us or at all.

If our available borrowing capacity under the Amended Credit Facility falls below $10 million, we will be required to calculate our borrowing base on a weekly, rather than monthly, basis, which will subject us to increased exposure to short term swings in our borrowing base, which could adversely affect our liquidity as well as our business and financial condition.

If our available borrowing capacity under the Amended Credit Facility falls below $10 million, we will be required to calculate our borrowing base on a weekly, rather than monthly, basis. If this occurs, we will be subject to increased exposure associated with short term fluctuations in the market price of the alloy metals securing the Amended Credit Facility and used to calculate our borrowing base. We will similarly be subject to increased risks associated with short term fluctuations in our eligible accounts receivable and other inventory. Any short term reduction in any of these amounts would reduce our borrowing base, which would adversely affect our liquidity and could result in the application of the springing financial maintenance covenant if our available borrowing capacity was reduced below $6.25 million. See the risk factor entitled “If our available borrowing capacity declines below $6.25 million, whether as a result of additional borrowings or a reduction in our borrowing base determined under our Amended Credit Facility, our inability to satisfy the springing financial covenant could result in an event of default under our financing agreements and our alloy metals lease agreement, which would have a material adverse effect on our business and financial condition.”

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

AGY Holding Corp.

Date:	November 14, 2011	By:	/s/ C. Steven Smoot
C. Steven Smoot Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Rule 13a-14(a) and 15d-14(a) Certification of Principal Executive Officer +

31.2	Rule 13a-14(a) and 15d-14(a) Certification of Principal Financial Officer and Principal Accounting Officer +

32.1	Section 1350 Certification of Principal Executive Officer +

32.2	Section 1350 Certification of Principal Financial Officer and Principal Accounting Officer+

+	Filed herewith.
*