Form 10-K
period 2011-12-31
AGY Holding Corp.
filed 2012-03-30
CIK 1431824

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

The total number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of March 30, 2012 was 100.

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

Overview

AGY Holding Corp. is a Delaware corporation, incorporated in 2004 following emergence from Chapter 11 bankruptcy protection, with its headquarters in South Carolina. The core business has been in existence for over 50 years. AGY Holding Corp. and its subsidiaries are referred to herein as “AGY” or the “Company”. AGY is a leading manufacturer of advanced glass fibers that are used as reinforcing materials in numerous diverse, high-value applications, including aircraft laminates, ballistic armor, pressure vessels, roofing membranes, mattress protection and architectural fabrics, and specialty electronics. AGY is focused on serving end-markets that require glass fibers for applications with demanding performance criteria, such as the aerospace, defense, construction, electronics, automotive, and industrial end-markets. We are able to leverage our flexible manufacturing capabilities to target new specialty end-use applications and to shift production rapidly to meet changing market demand.

Our Company was acquired by KAGY Holding Company, Inc. (“Holdings”) on April 7, 2006 pursuant to the terms of an agreement of merger dated February 23, 2006. In October 2006, we repaid all outstanding borrowings under our then-existing senior secured credit facilities as part of the refinancing of our indebtedness through our new $40 million credit facility, the issuance of $175 million in aggregate principal amount of 11% senior second lien notes due 2014 (the “Notes”) and our cash on hand.

We have three manufacturing facilities, two located in the United States and one located in China that we acquired a 70% interest in on June 10, 2009. This acquisition, which is described more fully in Note 3 to the Consolidated Financial Statements, expanded AGY’s manufacturing and servicing capabilities in the Asia-Pacific region relative to the electronics and industrial markets.

The following table summarizes our net sales by geographic region. Customer sales are attributed to geographic region based upon the location to which the product is shipped to the external customer.

	2011	2010	2009
	(in millions)
Americas	$99.2	$107.8	$99.4
Europe	35.7	33.4	21.0
Asia	48.8	42.5	33.5

Total	$183.7	$183.7	$153.9

Our Products

Glass Fiber Products. We are a leader in the design, development, manufacturing, and marketing of precision glass fibers used in diverse, high value applications. We produce high-quality fine filament glass fibers, which provide customers with enhanced strength-to-weight ratios and improved fabric quality and flexibility properties. Glass fibers are differentiated from one another in three ways: (i) glass chemistry, (ii) diameter of the filaments and (iii) sizing chemistry (a coating applied to the filament). Glass fiber is produced by passing molten glass through bushings, producing thin glass filaments, which are spooled and then twisted into fibers or bundled into untwisted heavy weight fibers called rovings. We produce hundreds of different glass fiber types. Glass fiber types are broadly segmented into two categories: E Glass and advanced materials, including S-2 Glass.

E Glass is a natural, lustrous, white continuous fiber made of highly stable and durable glass filaments. Within E Glass, we focus on both “semi-technical” and “technical” fibers. We differentiate between semi-technical and technical E Glass fibers based on their technical complexity and difficulty in manufacturing, and our technical fibers include filaments with a diameter of eight microns or less and fibers with specialized and proprietary sizing compositions. As a result of their complexity, technical fibers are manufactured by only a few suppliers. We generally compete with one or two alternative suppliers for the vast majority of our technical products. Where our technical fibers are specified-in and offer significant value to our customers, we are able to command a price and margin premium compared to most semi-technical E Glass fibers. We plan to continue to produce semi-technical E Glass fibers to enable us to offer our customers a full suite of products.

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

We differentiate our S-2 Glass advanced materials from E Glass by its different glass chemistry, which yields a proprietary product with superior performance characteristics making it suitable for applications with demanding performance criteria, such as ballistic armor, aircraft flooring and exterior skins, helicopter blades, firefighter oxygen tanks, automotive timing belts and ceramic appliance insulation. Historically, we have demonstrated our ability to increase S-2 Glass capacity significantly due to the nature of our manufacturing platform. In addition, we have introduced other unique advanced material product line extensions to targeted applications that have different performance characteristics and price points within multiple end markets, including wind energy, electronics and thermoplastics.

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

All of our manufacturing processes require the use of bushings made of platinum-rhodium alloy. As a result, our ability to fully utilize or increase our production capacity for glass fiber and CFM products is subject to our ability to obtain and maintain sufficient amounts of alloy metals to support our operations through outright purchase, leasing or through technology improvements that reduce the alloy intensity of our manufacturing processes.

Segment Information

Since the acquisition of a 70% controlling interest in Main Union Industrial Ltd. and its subsidiary (which are collectively referred to herein as “AGY Asia”) on June 10, 2009, the Company operates its business as two reportable units, each a separate operating segment: AGY US and AGY Asia. The Company’s operating segments are managed separately based on differences in their manufacturing and technology capabilities, products and services and their end-markets as well as their distinct financing agreements. For financial information with respect to our business segments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 23 to our Consolidated Financial Statements.

AGY US

The AGY US segment includes our US manufacturing operations and sale of advanced glass fibers that are used worldwide as reinforcing materials in numerous high-value applications through AGY and its wholly-owned domestic and French subsidiaries. The AGY US segment manufactures and sells the full suite of the products described above but is heavily focused on serving end-markets that require glass fibers for applications with demanding performance criteria. The respective share of end-market sales for the year ended December 31, 2011 for this segment are as follows:

	% Sales
End-Market	2011	2010
Industrial	39%	40%
Aerospace	25%	21%
Electronics	20%	18%
Construction	9%	13%
Defense	7%	8%

Total	100%	100%

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

Depending on the end-application, we compete with glass yarn manufacturers or other composite fiber producers worldwide. We compete in the areas of technology innovation, quality, ratio of performance to cost and customer service for our specialty advanced glass fibers and technical fibers. For our semi-technical E Glass fibers we compete primarily on the basis of cost, quality and price.

AGY Asia

The AGY Asia segment includes the manufacturing operations of the Company’s 70% controlling ownership of AGY Asia and its sale of E Glass fibers that at present are used primarily in the Asian electronics market. AGY Asia serves a smaller base of less than 20 customers, who are primarily weavers for the Asia Pacific electronics markets. Significant competitors include other global glass yarn producers primarily based in China, but such competitors are usually vertically integrated and therefore also compete within the weaver segment of the industry supply chain. AGY Asia is one of a limited number of independent non-integrated yarn producers in Asia, and we stress this independence in our efforts to secure supply positions with our weaving customers.

Our AGY US and AGY Asia segments accounted for approximately 85% and 15% of our total net sales, respectively, in 2011.

Our AGY US and AGY Asia segments accounted for approximately 74% and 26% of our total assets, respectively, in 2011.

Summary of our End-Markets and Key Applications by Segment

End-market and key application	Served Product	Segment
Aerospace end-market
Leading edge of helicopter blades	S-2 Glass	AGY US
Aircraft interior floors	S-2 Glass	AGY US
Aircraft interior panels	Technical E Glass	AGY US

Defense end-market
Ballistic armor	S-2 Glass	AGY US

Electronics end-market
Multi-layer printed circuit boards	All E Glass	AGY US – AGY Asia
Electrical insulation panels for transformers & generators	E Glass, CFM	AGY US

Construction end-market
Architectural roofing/tented structures fabric	Technical E Glass	AGY US
Insect and pool/patio screening	Technical E Glass	AGY US
Ladder rails for composite ladders	E Glass, CFM	AGY US

Industrial end-market
Pressure vessels	S-2 Glass	AGY US
Reinforcement tape	Semi-Technical E Glass	AGY US
Protective gear	Technical E Glass	AGY US
PTFE coated fabrics (for example, Teflon) used in industrial and food processing equipment	Technical E Glass	AGY US
Automotive high strength timing belts	S-2 Glass	AGY US
High temperature application sewing thread (industrial emissions filtration bags)	Technical E Glass	AGY US
Cooling tower infrastructure	E Glass, CFM	AGY US
Automotive interior door /seat panels	E Glass, CFM	AGY US
Mattress Protection	E Glass	AGY US

Industry Overview

We supply glass fibers (i) to the global composites industry and (ii) to other applications where glass fibers, sometimes coated, largely constitute a complete fabric system. Examples of composites applications include thermoplastic-glass fiber reinforced composites for ballistic armor, aluminum-glass fiber reinforced composites for aircraft interior and exterior panels and specialty electronics printed circuit boards. Sales into other applications, principally in the construction and selected industrial end-markets, represented the remainder of our sales for the year ended December 31, 2011. Examples of these applications include architectural roofing and mattress protection fabrics.

Customers

We sell to a majority of our customers on open account after an extensive credit review and approval process. For those customers that do not qualify for credit terms, we require cash in advance or a letter of credit. We provide consigned inventory at the customer’s location on a limited basis.

Due to the proximity of our manufacturing plants in relation to many of our top customers, we are able to provide strong customer service. This proximity allows same-day trucking and responsive technical service which enables our customers to manage their inventory more efficiently. Our three largest customers, Porcher Industries Group, Glotech Industrial Corp. and JPS Glass accounted for approximately 17%, 8% and 6%, respectively, of our consolidated net sales for 2011. AGY Asia’s customer concentration is high. Approximately 69% of the AGY Asia segment’s net sales in 2011 were generated from two customers, Glotech Industrial Corp. and Grace Fabric, a subsidiary of AGY Asia’s predecessor owner; however, customer concentration is expected to decrease in future years as we diversify the product lines and geographic sales of AGY Asia.

Backlog

Contracted backlog is not material to the Company’s business taken as a whole and, on average, is less than one month of sales.

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

AGY aggressively manages its patent portfolio, both in terms of seeking patent protection for new technologies and also in pruning patents that no longer have business value. We have a valuable portfolio of U.S. patents and related foreign patents as well as pending U.S. and foreign applications. This portfolio covers a wide spectrum from glass composition to fiber and mat process technology to sizing and binder chemistry to product design. Management does not believe the expiration of any of our patents will have a material impact on our operations or financial performance. In addition to patents, we also have know-how, in particular related to manufacturing extra fine denier filaments, S-2 Glass fiber products and CFM products, which we protect as trade secrets.

Science and Technology

Our science and technology (“S&T”) organization is responsible for creating new products and new applications for existing products. The team is composed of 15 glass technology professionals who have over 200 years of combined experience in translating customer requirements into specifications for new products and tailoring existing products to more rigorous end-user specifications. Our scientists collaborate with our sales, marketing and new business development people to drive growth through new application development and partnership with key customers and end-users.

Through this collaboration, over the last three years we have successfully introduced new products into existing as well as new applications and end-markets. In addition, we have identified a number of additional growth opportunities in applications such as ballistic protection against new threats, high-output wind-turbines, high-speed and high performance circuit boards, and thermoplastic composite reinforcement.

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

As part of the transaction when we were spun out of Owens Corning, Owens Corning agreed to retain all liability, if any, resulting from the presence of potentially hazardous substances at or migrating from our then-existing sites as well as all liabilities resulting from the transportation or arrangements made by Owens Corning for the treatment, storage or disposal of hazardous substances to any off-site location prior to September 30, 1998. In addition, Owens Corning agreed to indemnify us against any losses and damages, if any, arising out of the environmental liabilities retained by Owens Corning.

There may be insignificant levels of asbestos in certain manufacturing facilities, however, we do not expect to incur costs (which are undeterminable) in the foreseeable future to remediate any such asbestos.

Suppliers

The major raw materials used in the production of glass fibers are pre-melted glass marbles or a range of minerals including silica and borates. We utilize our own marble making process in the Aiken, SC facility to supply a significant portion of the raw material marbles necessary to satisfy our indirect melting processes for yarn and CFM production. In addition, we have developed a secure supply agreement with an outside supplier to fulfill additional marble demand as required. We believe that the cost of producing marbles in Aiken is not materially different from the cost of sourcing marbles from other sources we have identified. Silica is readily available and is provided by a number of local suppliers. Borates are sourced from a supplier in Turkey.

We use bushings, heat-resistant trays made of platinum-rhodium alloy with holes through which molten glass is extruded into filaments, as part of our manufacturing process. We have bushing fabrication capabilities in our alloy shop facility located in Aiken, SC. In addition, AGY US continues to use a single external supplier to fabricate bushings in order to protect confidentiality due to the proprietary nature of our bushing designs (although other sources of supply are available).

Natural gas and electricity are a significant portion of our cost of production due to the amount of energy needed to melt raw materials for manufacturing into glass fibers. Energy costs represented approximately 14.5% of total cost of goods sold for each of the years ended December 31, 2011 and 2010.

In addition, we purchase bobbins, forming tubes and other packaging materials. These materials are reusable and are replaced if damaged during manufacturing or shipping.

Employees

As of December 31, 2011, we employed approximately 1,148 people throughout our operations, all of which are full-time employees and of which 741 are subject to collective bargaining agreements.

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

We face pricing pressures from competitors, creating potentially substantial price fluctuations for our products, which could have a material adverse effect on our business, financial condition, operating results and cash flows.

Although a significant amount of our business is specified at the end-user, especially in the Aerospace industry, we participate in some highly competitive markets and applications that can be subject to the risk of declining average selling prices (“ASPs”), and shifts in market share, both of which could impact our pricing leverage. The prices for our products may fluctuate substantially in the future, and any competitive pressures or downturns in market conditions could have a material adverse effect on our business, financial condition, operating results and cash flows.

Adverse macroeconomic and business conditions, as well as continued disruption in credit markets and government policy changes may significantly and negatively affect our revenues, profitability and financial condition.

Deterioration in economic conditions in the United States and in foreign markets in which we operate could substantially affect our sales and profitability. Volatility and disruption in credit and capital markets may impede access to business credit and tighten liquidity.

Changes in governmental banking, monetary and fiscal policies to restore liquidity and increase credit availability may not be effective. It is difficult to determine the extent of the economic and financial market problems and the many ways in which they may affect our suppliers, customers and our business in general. Continuation or further deterioration of these financial and macroeconomic conditions could have a significant adverse effect on our business, financial condition, operating results and cash flows including as follows:

•	Some of our suppliers, customers and counterparties could face adverse liquidity issues, which could result in lower sales or in additional bad debts for the Company or non-performance by supplier;

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

Many of the end-markets for our products, including aerospace, defense, electronics and construction, are cyclical and sensitive to changes in general business conditions, industry capacity, consumer preferences, technology advances and other factors and have historically experienced downturns. We have no control over these factors and they can heavily influence our financial performance. For example, the global economic downturn that began in 2009 prompted many customers in our supply chain to move to leaner inventory holdings, which contributed to weaker demand for our products.

In addition, the demand for new commercial aircraft and aerospace refurbishment activity is cyclical and any reduction could result in reduced sales for our commercial aerospace products and could reduce our profit margins. Approximately 25% of our AGY US sales for the year ended December 31, 2011 were derived from sales to the aerospace end-market. Reductions in demand for commercial aircraft, or a delay in deliveries could result from many factors, including a terrorist attack similar to that which occurred on September 11, 2001 and any subsequent military response, changes in the propensity for the general public to travel by air, the rise in the cost of aviation fuel, consolidation and liquidation of airlines and slower macroeconomic growth. A downturn in the aerospace end-market could occur at any time, and in the event of a downturn, we have no way of knowing if, when and to what extent there might be a recovery.

Further, the production level of military equipment and vehicles that has occurred in recent years has not been sustained due to reduced military budgets and spending. The production level of military equipment and vehicles depends upon the U.S. and other non-U.S. defense budgets and the related demand for defense and related equipment. Advanced glass fibers are not always the preferred reinforcement material for certain defense applications depending on threat levels and cost performance criteria. We have not been awarded certain defense contracts we had sought to obtain in 2009 and as a result the defense end-market contribution to the AGY US sales declined materially between 2008 and 2010. The U.S. government prepares its budget on an annual basis under significant cost pressures and budgetary approval can be subject to the unpredictability of the political process.

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

Sales to our three largest customers represented approximately 17%, 8% and 6%, respectively, of our consolidated net sales for the year ended December 31, 2011. Approximately 69% of the AGY Asia segment’s net sales in 2011 were generated from two customers, including Glotech Industrial Corp. and Grace Fabric, a subsidiary of AGY Asia’s predecessor owner; however, customer concentration is expected to decrease in future years as we diversify the product lines and geographic sales of AGY Asia. The level of purchases by our customers is often affected by events beyond their control, including general economic conditions, demand for their products, business disruptions, disruptions in deliveries, strikes and other factors. The loss or significant reduction of orders from any of our large customers could result in us having excess capacity and reduced sales if we are unable to replace that customer. As a result, our business, financial condition, operating results and cash flow could suffer.

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

Our intellectual property rights may not provide meaningful commercial protection for our products or brands, which could adversely impact our business.

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

Our business and financial performance may be harmed by future increases in the cost of certain alloy metals or our inability to access these metals.

Our business requires the use of bushings as part of the manufacturing process. Bushings are trays made with a heat-resistant platinum-rhodium alloy. As of December 31, 2011, platinum and rhodium together represented the largest asset on our balance sheet. Additionally, we are currently leasing a significant portion of the alloy metals needed to support our manufacturing operations in the United States under a master lease three-year agreement that we entered into with DB Energy Trading LLC in October 2009. The agreement allows AGY to enter into leases for up to 51,057 ounces of platinum and up to 3,308 ounces of rhodium, with terms of one to twelve months. At December 31, 2011, we leased approximately 49,800 ounces of platinum and 3,300 ounces of rhodium under the lease. Lease costs are determined by the quantity of metal leased, multiplied by a benchmark value of the applicable precious metal and a margin above the lease rate index.

The costs of the precious metals and the related alloy lease costs are subject to market fluctuations that are beyond our control. Although increases in platinum and rhodium prices favorably impact the Company’s ability to borrow money, pursuant to the Amended Credit Facility, which is tied to a borrowing base calculation supported in part by the market price of our owned alloy metals, it also unfavorably impacts our alloy lease costs reported in our financial results. We generally seek to offset the impact of rising material costs through selling price increases; however future market conditions and the terms of our contracts with customers may prevent us from passing material cost increases to our customers. In addition, we may not be able to achieve manufacturing productivity gains or other cost reductions to offset the impact of cost increases. As a result, higher platinum and rhodium alloy costs may have a material adverse effect on our business, financial condition, operating results and cash flows.

Based on the mix of products that we produced and the alloy metals consumed during the year ended December 31, 2011, approximately 3.8% of total alloy metals in use were depleted in the manufacturing process during that period. As a result of these on-going metal losses and of our historical alloy sales, our owned metal in ounces has declined as a percentage of our total metal pool. If we are unable to replenish depleted metal in the future through outright purchase, leasing or improvements in overall metal usage, we may have insufficient alloy metals for our manufacturing operation which could adversely affect our business, financial performance and operating results.

Our inability to obtain certain necessary raw materials and key components or an increase in cost of raw materials could disrupt the manufacture of our products and result in a material decline in our profitability.

Certain raw materials, including glass marbles and a range of minerals including silica and borates, and other key components necessary for the manufacture of our products, are obtained from a limited group of, or occasionally single, suppliers. Any restrictions on the supply, or an increase in the cost, of our raw materials could significantly reduce our profit margins. If we are unable to procure necessary raw materials and key components from our suppliers, we may not have readily available alternatives. As a result, our ability to manufacture products could be disrupted, and our business, financial condition, operating results and cash flows may be materially adversely affected. Efforts to mitigate restrictions on the supply or price increases of these raw materials by long-term purchase agreements, productivity improvements or by passing cost increases to our customers may not be successful.

Our energy costs may be higher than we anticipated.

Energy costs, including electricity and natural gas, represented approximately 14.5% of our total cost of goods sold for the years ended December 31, 2011 and 2010. Accurately predicting trends in energy costs is difficult to achieve as energy costs are, to a large extent, subject to factors beyond our control, such as political conditions in oil producing regions. If future energy costs are greater than anticipated, and we are unable to offset these cost increases with higher prices to our customers, our business, financial condition, operating results and cash flows may be materially adversely affected.

Our hedging activities to address energy price fluctuations may not be successful in offsetting increases in those costs or may reduce or eliminate the benefits of any decreases in those costs.

In order to mitigate short-term variation in our operating results due to commodity price fluctuations, we hedge a portion of our near-term exposure to the cost of natural gas and electricity. The results of our hedging practices could be positive, neutral or negative in any period depending on price changes of the hedged exposures.

Our hedging activities are not designed to mitigate long-term commodity price fluctuations and will not protect us from long-term commodity price increases. In addition, in the future our hedging positions may not correlate to our actual energy costs, which would cause acceleration in the recognition of unrealized gains and losses on our hedging positions in our operating results.

We are required to file tax returns on which we may be challenged in the future for tax calculations, valuations or positions taken.

We are subject to income, sales and property taxes in the U.S. and foreign jurisdictions. In the ordinary course of our business, there may be transactions, calculations or valuations where the ultimate tax determination is uncertain. It is possible that a taxing authority may not agree with our calculation, valuation or position taken. The results of an audit or litigation could have an adverse effect on our cash flow or on our financial statements in the period or periods for which that determination is made.

Labor disputes or increased labor costs could have a material adverse effect on our business, financial condition, operating results and cash flows.

Production, maintenance, warehouse and shipping employees at our Aiken, South Carolina manufacturing facility are represented by the Teamsters union. Our manufacturing footprint optimization program has resulted in all US manufacturing, except for continuous filament mat production, to be concentrated in our Aiken location. We renegotiated the current labor agreement with the Teamsters union in the second quarter of 2010, reaching a three-year agreement with a one-year optional extension with our Aiken employees, which expires on May 1, 2013. The production, maintenance, warehouse and shipping employees at our Huntingdon, Pennsylvania manufacturing facility, where we manufacture our continuous filament mat product, are represented by the Workers Unite union. We negotiated a three-year labor agreement with our Huntingdon employees in 2011, which expires in October 2014.

If we experience a work stoppage at the Aiken facility, we have no alternative production capability for our technical and advanced materials product lines. Our failure to offset increases in labor costs with continued efficiency gains and cost reduction, or any significant work stoppage in the future could have a material adverse effect on our business, financial condition, operating results and cash flows.

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

In addition, as an owner and operator of real estate, we may be responsible under environmental laws and regulations for the investigation, remediation and monitoring, as well as associated costs, expenses and third-party damages, including tort liability and natural resource damages, relating to past or present releases of hazardous substances on or from our properties. Liability under these laws may be imposed without regard to whether we knew of or were responsible for the presence of those substances on our property, may be joint and several, meaning that the entire liability may be imposed on each party without regard to contribution, and retroactive and may not be limited to the value of the property. In addition, we or others may discover new material environmental liabilities, including liabilities related to third-party owned properties that we or our predecessors formerly owned or operated, or at which we or our predecessors have disposed of, or arranged for the disposal of, certain materials. We may be involved in administrative or judicial proceedings and inquiries in the future relating to such environmental matters, which could have a material adverse effect on our business, financial condition, operating results and cash flows.

New environmental laws or regulations (or changes in existing laws or regulations or their enforcement) may be enacted that require significant expenditures by us. If the resulting expenses significantly exceed our expectations, our business, financial condition, operating results and cash flows could be materially adversely affected.

There may be asbestos in certain manufacturing facilities; however, we do not expect to incur costs (which are undeterminable) in the foreseeable future to remediate any such asbestos, which may be present in the facilities.

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

We have an agreement with Owens Corning regarding bushings fabrication that expires in December 2013. If for any reason Owens Corning is unable or unwilling to renew the bushing fabrication agreement, is unable or unwilling to honor its obligations under this agreement (or its renewal), or this agreement (or its renewal) is terminated, we may not be able to enter into a new agreement on comparable terms, if at all. Although we believe this risk has been partially mitigated by the establishment of our own alloy shop facilities, our business, financial condition, operating results and cash flows may be materially adversely affected if we are not able to enter into a new agreement on comparable terms with Owens Corning.

We have incurred net losses and filed for Chapter 11 protection under prior ownership in the past, have a limited history of profitability and may incur net losses in the future.

Beginning in 2000, a global economic downturn and inventory correction in the electronics end-market, a migration of commodity heavy yarn production for the electronics end-market to Asia, a key customer loss in the construction end-market and a number of other factors culminated in our filing for Chapter 11 protection on December 10, 2002. Since our emergence from Chapter 11 protection on April 2, 2004, we repositioned ourselves as a supplier of highly technical fibers to specialty high-margin applications.

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

If Selling, general and administrative costs rise significantly from their current level, our business, financial condition, operating results and cash flows could be materially adversely affected.

We are actively managing our Selling, general and administrative expense by offsetting increasing costs, including restructuring costs, with a reduction in discretionary and other administrative expenses. If we are unable to continue managing Selling, general and administrative costs to their current level and Selling, general and administrative costs increase significantly, it could have a material adverse effect on our business, financial condition, operating results and cash flows.

Our business operates with a high degree of operating leverage, resulting from substantial capital requirements in our manufacturing operations, leading to high levels of fixed costs that will be incurred regardless of our level of business activity.

Our business is capital intensive, and regularly requires capital expenditures to maintain equipment, expand operations, increase operating efficiency and comply with environmental laws. A substantial capital requirement in our business is related to the fundamental nature of our manufacturing process which utilizes glass melting furnaces, which have a finite useful life, and which require regularly scheduled rebuilding and refurbishment.

Our capital intensity leads to high fixed costs, including depreciation expense, and results in a high degree of operating leverage, which magnifies the financial impact of volume changes in our business. In response to reduced demand for our products, we may experience negative leverage effects in that we are limited in our ability to reduce fixed costs quickly and these fixed costs may not be fully absorbed, resulting in higher average unit costs and lower gross margins if we are not able to offset this higher unit cost with price increases. Alternatively, in response to increased demand for our products, provided that we have readily available capacity to produce, we may experience positive operating leverage effects in that our fixed cost levels may not increase significantly, thus lowering our unit costs. However, in response to unanticipated increased demand for our products, for which we do not have readily available capacity to produce, we may be limited in our ability to quickly respond due to longer lead times for capital equipment, alloy, and labor requirements to increase output, which could result in an inability to satisfy demand for our products and loss of market share.

The useful life of the furnace at our AGY Asia subsidiary expires in 2012, requiring a rebuild. The rebuild is expected to require an investment of approximately $10 million. If we are unable to fund the furnace rebuild through operating cash flow and external financing, our Asian operations could be materially adversely affected. In addition, if AGY Asia is unable to meet the terms of the Asia credit facility and experience a default, it could result in a loss of the furnace, which secures the credit facility as collateral. Please refer to “Risk Factors – Risks Related to our Indebtedness” for discussion regarding our ability to remain in compliance.

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

We own and operate three manufacturing facilities located in Aiken, South Carolina, Huntingdon, Pennsylvania and Shanghai, China. Each facility contains complex and sophisticated machines that are used in the respective manufacturing processes. Each manufacturing process could be affected by operational problems that could impair our production capability. Disruptions or shut downs at our facilities could be caused by:

•	maintenance outages, to conduct maintenance activities that cannot be performed safely during operations;

•	power failures or reductions, including the effect of lightning strikes on our electrical supply;

•	breakdown, failure or substandard performance of a significant portion of our equipment;

•	noncompliance with material environmental requirements or permits;

•	disruptions in the transportation infrastructure, including railroad tracks, bridges, tunnels or roads; or

•	other operational problems.

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

Exposure to foreign currency exchange rate volatility could affect our operating results.

Fluctuations in foreign currency exchange rates may influence the profitability and cash flows of our business. For example, the sales of our AGY Asia subsidiary are denominated primarily in the U.S. dollar, while its costs are primarily denominated in local currency, the Chinese renminbi (“RMB”). As a result, the local currency margins of goods manufactured with costs denominated in local currency, yet sold in U.S. dollars, will vary with fluctuations in currency exchange rates, reducing when the U.S. dollar weakens against the RMB. In addition, the reported U.S. dollar value of the local currency financial statements of our AGY Asia subsidiary will vary with fluctuations in currency exchange rates. In addition, a significant percentage, approximately 38% for the year ended December 31, 2011, of the sales of AGY US are to customers in foreign countries. Accordingly, we may be adversely affected by unfavorable fluctuations in foreign currency exchange rates. As of December 31, 2011, we did not have any foreign currency hedging agreements in place. While we may enter hedging agreements from time to time to mitigate these types of fluctuations, we cannot remove all fluctuations or hedge all exposures, and our earnings may be impacted by changes in currency exchange rates.

An adverse change in the interest rates for our borrowings could adversely affect our financial condition.

We pay interest on outstanding borrowings under our revolving credit facilities and certain other long term debt obligations at interest rates that fluctuate based upon changes in various base interest rates. An adverse change in the base rates upon which our interest rates are determined could have a material adverse effect on our financial position, results of operations and cash flows.

We conduct a significant amount of our sales activities outside of the U.S., which subjects us to additional business risks that may cause our profitability to decline.

Because we operate and sell our products in a number of foreign countries, we are subject to risks associated with doing business internationally. Sales outside of the United States accounted for approximately 48% of our total consolidated sales for the year ended December 31, 2011, and will continue to account for a material portion of our sales for the foreseeable future. We may continue to pursue international growth opportunities, which could increase our exposure to risks associated with international sales and operations.

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

On April 7, 2006, all of the outstanding stock of AGY was acquired by Holdings, which we refer to in this Annual Report as the Acquisition. Investment funds associated with Kohlberg & Company, L.L.C. (our “Sponsor”), control us through their ownership of substantially all of the equity of Holdings. As a result, our Sponsor, which controls substantially all of the voting power of Holdings, is able to control the voting power with respect to all matters and has significant influence on our overall operations and strategy. The interests of Holdings, our Sponsor or any of their affiliates may not in all cases coincide with the interests of other holders of our securities, including our “Notes”. To the extent that conflicts of interest arise, Holdings, our Sponsor or any of their affiliates may resolve those conflicts in a manner adverse to us or to other holders of our securities. For example, our Sponsor and its affiliates could cause us to make acquisitions that increase the amount of the indebtedness that is secured or sell revenue-generating assets, impairing our ability to make payments under our securities. Additionally, our Sponsor and its affiliates are in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete directly or indirectly with us. Accordingly, our Sponsor and its affiliates may also pursue acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities may not be available to us. In addition, our Sponsor and its affiliates may have an interest in pursuing acquisitions, divestitures and other transactions that, in their judgment, could enhance their equity investment, even though such transactions might involve risks to other holders of our securities.

Risks Related to Our Indebtedness

Our significant indebtedness and the restrictive covenants under the indenture governing our Notes could affect our financial health and may limit our ability to expand or pursue our business strategy.

We have a significant amount of debt. At December 31, 2011, excluding the indebtedness related to AGY Asia, which is non-recourse to AGY or any other domestic subsidiary of AGY, our total debt was $197.0 million (consisting of $25.0 million of senior secured borrowings and $172.0 million of the Notes) and we had approximately $12.8 million of additional secured borrowing capacity under our senior secured revolving credit facility for our North America operations. Our level of indebtedness could:

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

There can be no assurance that our leverage and such restrictions will not adversely affect our ability to finance our future operations or capital needs or to engage in other business activities. In 2012, interest payments of $19.0 million will be due under the Notes. We may be unable to make the interest payments without one or more of the following occurrences: an amendment to our Amended Credit Facility, sale of assets, or other financing arrangements. Our ability to pay principal and interest on our indebtedness and to satisfy our other debt obligations will depend upon our future operating performance, which will be affected by prevailing economic conditions and financial, business and other factors, certain of which are beyond our control.

We may be unable to pay the AGY Asia 2012 mandatory term loan payments or to refinance the working capital loan.

AGY Asia has mandatory term loan repayment obligations of $11.0 million in 2012, of which $5.1 million is due in April, and $5.9 million is due in October. We have an agreement in principle with the AGY Asia lender to defer the April 2012 required principal payment for three months, to July 2012; however, such deferral is subject to execution of definitive documents which we expect to complete shortly. Notwithstanding the expected deferral, AGY Asia may be unable to make the mandatory $5.1 million principal payment in July 2012. Furthermore, if AGY Asia is unable to reach agreement with its lender to modify the term loan amortization schedule beyond July 2012, then AGY Asia may default under its loan agreement and the total outstanding debt of $27.6 million may be accelerated. As a result, all the outstanding borrowings under the term loan were classified as current liabilities as of December 31, 2011.

In addition, the working capital loan of AGY Asia in the aggregate amount of approximately $12.5 million matures in June 2012. If AGY Asia is unable to obtain an extension of the commitment or refinance the working capital loan prior to maturity, or if the commitment amount of any refinancing should be decreased, AGY Asia’s ability to finance its current operations and meet its short-term obligations could be adversely affected.

While the loans to AGY Asia are non-recourse to AGY US, any default by AGY Asia could impact our ability to raise additional capital or refinance our indebtedness at AGY US or operate with a global footprint, any of which could have an adverse effect on our business, financial condition, operating results and cash flows.

We may be unable to finance the consideration to be paid pursuant to the put/call agreement for the 30% noncontrolling interest in AGY Asia, which would trigger an event of default under our financing agreements.

In connection with the acquisition of a 70% controlling interest in AGY Asia, we entered into an option agreement with Grace, which expires in December 2013, pursuant to which Grace granted us a call option, and we granted Grace a put option, in respect of the 30% interest held by Grace in AGY Asia. Grace can exercise the put option after the one-year anniversary of the execution of the AGY Asia acquisition on June 10, 2009 at a stipulated multiple of earnings before interest, taxes, depreciation and amortization.

As of December 31, 2011, the redemption amount of the put option was nil compared to an initial carrying value of $12.4 million. Based on these provisions, we believe that neither the call option nor the put option will be exercised in 2012. If the acquisition of the noncontrolling interest is consummated, we intend, but cannot guarantee that we will be able, to finance the consideration to be paid pursuant to this agreement through our revolving credit agreement financing, the sale of additional equity to our Sponsor or through other sources of capital.

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

We may be unable to refinance our alloy metals lease facility, which may result in default under our other loan agreements and an inability to access critical precious metals for our manufacturing requirements.

Our alloy metals lease facility expires in October 2012. Although we are currently in discussions with our metals lessor to extend the facility, there is no assurance that we will be able to obtain replacement financing on terms acceptable to us or at all. If we are unable to refinance the facility by June 15, 2012, in a manner acceptable to our senior secured revolving lenders, then we will be in default under that agreement and the lenders may accelerate amounts due under that facility, which could then trigger a default under our senior second lien notes.

Our borrowing capacity is directly tied, in part, to fluctuations in the market price of alloy metals that secure the Amended Credit Facility. Declines in these asset values could significantly reduce our borrowing base, further impair our liquidity, and could have a material adverse effect on our business and financial condition.

The Company’s ability to borrow money, under to the Amended Credit Facility is tied to a borrowing base calculation which is supported by the market price of our owned alloy metals, the book value of eligible accounts receivable, and the book value of eligible inventory. Fluctuations in the market prices of these alloy metals causes borrowing base volatility, which could adversely affect our borrowing capacity. At December 31, 2011, the market price per ounce of Platinum and Rhodium was $1,400. For every $100 reduction in the market price per ounce of Platinum and Rhodium, our ability to borrow under the Amended Credit Facility would be reduced by approximately $2.0 million. In addition, deterioration in our operating performance could reduce the amount of our eligible accounts receivable and inventory, which would reduce our ability to borrow. Further, our lender has the right, using its permitted discretion, to increase the required reserves specified in the borrowing base formula. Any such reserve modifications would have an adverse effect on our borrowing base and liquidity, and secondarily, may result in the application of the springing financial maintenance covenant under the Amended Credit Facility, either of which could materially and adversely affect our business and financial condition.

If our available borrowing capacity declines below $6.25 million, a springing financial covenant would be triggered under our Amended Credit Facility which would result in an event of default under the Amended Credit Facility and, if the amounts due under the Amended Credit Facility are accelerated as a result, could trigger defaults under our Notes and our alloy metals lease agreement, which would have a material adverse effect on our business and financial condition.

Pursuant to the Amended Credit Facility, the Company is required to maintain an available borrowing capacity of greater than $6.25 million. Although our undrawn availability as of December 31, 2011 was approximately $12.8 million, declines in the market price of the alloy metals securing the Amended Credit Facility or reductions in our eligible accounts receivable or inventory, or an increase in the required borrowing base reserves (as determined by the lender in its permitted discretion) could cause our available borrowing capacity to fall below $6.25 million. While we do not currently expect to borrow additional amounts under the Amended Credit Facility that would result in our available borrowing capacity falling below $6.25 million, we cannot be certain that these and other factors will not result in a reduction in our available borrowing capacity below $6.25 million.

If our available borrowing capacity falls below $6.25 million, we would become subject to the springing financial maintenance covenant, which requires a minimum fixed charge coverage ratio of 1.0 to 1.0. Based on our current financial condition, we would not satisfy this covenant as this ratio, as of December 31, 2011, was 0.4 to 1.0. Our inability to satisfy this covenant would result in an event of default under the Amended Credit Facility, which could result in all of the amounts coming due under the Amended Credit Facility. Any acceleration actions taken by our lenders as a result of this or any other event of default could result in cross-acceleration default triggers under the Notes and the Master Lease Agreement, ultimately causing both to immediately become due and payable. If the acceleration of any of our Amended Credit Facility, Notes, or the New Master Lease Agreement were to occur, we would not be able to repay such amounts when due, which would have a material adverse effect on our business, liquidity and financial condition, and there is no assurance that we would be able to obtain replacement financing on terms acceptable to us or at all.

If our available borrowing capacity under the Amended Credit Facility falls below $10 million, we will be required to calculate our borrowing base on a weekly, rather than monthly, basis, which could subject us to increased exposure to short term swings in our borrowing base and adversely affect our liquidity as well as our business and financial condition.

If our available borrowing capacity under the Amended Credit Facility falls below $10 million, we will be required to calculate our borrowing base on a weekly, rather than monthly, basis. If this occurs, we could be subject to increased exposure caused by short term fluctuations in the market price of the alloy metals securing the Amended Credit Facility and used to calculate our borrowing base. We could similarly be subject to increased risks associated with short term fluctuations in our eligible accounts receivable and eligible inventory. Any short term reduction in any of these amounts would reduce our borrowing base, which would adversely affect our liquidity and could result in the application of the springing financial maintenance covenant if our available borrowing capacity was reduced below $6.25 million. See the risk factor entitled “If our available borrowing capacity declines below $6.25 million, a springing financial covenant would be triggered under our Amended Credit Facility which could result in an event of default under both the Amended Credit Facility and our alloy metals lease agreement, either of which would have a material adverse effect on our business and financial condition.”

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

We are headquartered in Aiken, South Carolina and have three primary manufacturing facilities in two states within the U.S. and one in China. The following table outlines the location, type of facility and business segment of our administrative and manufacturing facilities, along with whether we own or lease each, as of December 31, 2011:

Name and Type of Facility	City	State/ Country	Owned/ Leased	Business Segment
U.S. Aiken worldwide corporate headquarters and manufacturing plant	Aiken	SC	Owned	AGY US
Huntingdon manufacturing plant	Huntingdon	PA	Owned	AGY US

Foreign Lyon sales office	<>Lyon	France	Leased	AGY US
Shanghai, administrative office and manufacturing plant	Shanghai	China	Owned	AGY Asia
Hong Kong administrative office	Hong Kong	China	Leased	AGY Asia

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

ITEM 4.	MINE SAFETY DISCLOSURE

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Not applicable.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth certain selected historical condensed consolidated financial information derived from our audited financial statements for the five-year period ended December 31, 2011 at the dates and for the periods indicated.

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

	Year Ended December 31, 2007	Year Ended December 31, 2008	Year Ended December 31, 2009	Year Ended December 31, 2010	Year Ended December 31, 2011
Statement of operations data:
Net sales	$184,371	$236,487	$153,852	$183,674	$183,653
Cost of goods sold	146,468	190,154	156,512	168,932	171,725

Gross profit (loss)	37,903	46,333	(2,660)	14,742	11,928
Selling, general and administrative expenses	17,439	20,237	15,963	15,823	15,801
Restructuring charges	—	—	789	2,658	1,370
Amortization of intangible assets	1,676	1,858	1,003	1,003	1,003
Long-lived assets / goodwill impairment charge	—	—	84,992	—	(37,898)
Other operating income (expense), net	204	208	(791)	6,415	1,120

Operating (loss) income	18,992	24,446	(106,198)	1,673	(43,024)
Other income (expense), net	151	79	328	186	75
Interest expense	(20,119)	(23,086)	(22,235)	(22,782)	(23,721)
Gain on bargain purchase	—	—	20,376	—	—
(Loss) gain on early extinguishment of debt	—	—	1,138	—	—

(Loss) income from continuing operations before income taxes	(976)	1,439	(106,591)	(20,923)	(66,670)
Income tax (benefit) expense	(334)	1,269	(13,079)	(6,346)	(93)

Net (loss) income	(642)	170	(93,512)	(14,577)	(66,763)
Less: Net loss (income) attributable to the noncontrolling interest	—	—	1,119	(1,545)	12,240

Net income (loss) attributable to AGY Holding Corp.	$(642)	$170	$(92,393)	$(16,122)	$(54,523)

	Year Ended December 31, 2007	Year Ended December 31, 2008	Year Ended December 31, 2009	Year Ended December 31, 2010	Year Ended December 31, 2011
Balance sheet data (at period end):
Working capital (1)	$34,535	$36,921	$15,274	$14,924	$(13,309)
Property, plant and equipment, and alloy metals, net	163,054	178,880	249,096	220,338	165,052
Cash and cash equivalents	5,204	4,760	3,439	3,132	2,268
Total assets	342,150	355,487	330,866	298,687	238,601
Total debt, including capital leases	176,246	191,400	232,469	233,205	237,388
Shareholder’s equity (deficit)	96,040	98,305	25,511	21,916	(39,122)
Other financial data:
Cash interest expense	20,645	22,357	21,381	22,085	22,549
Depreciation and amortization.	12,634	12,702	13,611	19,649	16,456
Alloy depletion, net of recoveries	6,960	12,373	6,733	8,103	7,310
Capital expenditures, net (2)	14,092	39,272	(2,590)	(4,308)	(26)
Cash flows provided by (used in) operating activities	25,964	22,575	(11,146)	(4,145)	(2,309)
Cash flows (used in) investing activities (3)	(21,347)	(38,092)	(2,507)	4,308	26
Cash flows (used in) provided by financing activities (4)	(988)	15,054	12,283	(388)	1,363
Ratio of (deficiency in) earnings to fixed charges (5)	1.0x	1.1x	—	0.1x	—

(1)	We define working capital as our current assets (excluding unrestricted cash) minus our current liabilities, which includes the current portion of long-term debt and accrued interest thereon.
(2)	Capital expenditures are presented net of proceeds of sales of assets, which were $1,326, $15,939, $14,146 and $6,090 for the years ended December 31, 2008, 2009, 2010 and 2011, respectively and related primarily to alloy sales.
(3)	Investing activities include in 2009 a $18,200 payment for the 70% controlling interest in AGY Asia, net of cash acquired, which was funded by a $20,000 capital contribution from the Company’s equity sponsor recorded in financing activities.
(4)	Financing activities in 2009 include a $20,000 capital contribution from the Company’s equity sponsor to fund the acquisition of the 70% controlling interest in AGY Asia in part offset by the $1.8 million cash outflow for the repurchase of $3.0 million of Notes, a $2.8 million increase in AGY US revolver borrowings and a $8.7 million decrease in AGY Asia borrowings since the acquisition.
(5)	The deficiency for the years ended December 31, 2009, 2010 and 2011 was $106,591, $20,923 and $66,670, respectively.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

OVERVIEW

We are a leading manufacturer of advanced glass fibers that are used as reinforcing materials in numerous diverse high-value applications, including aircraft laminates, ballistic armor, pressure vessels, roofing membranes, mattress protection and architectural fabrics, and specialty electronics. We are focused on serving end-markets that require glass fibers for applications with demanding performance criteria, such as the aerospace, defense, construction, electronics, automotive and industrial end-markets.

Since the acquisition of AGY Asia on June 10, 2009 as discussed further below, the Company has two reportable segments, each a separate operating segment. The AGY US segment includes the U.S. manufacturing operations and its sale of advanced glass fibers that are used worldwide as reinforcing materials in numerous high-value applications and end-markets through AGY, its wholly owned domestic and French subsidiaries. The AGY Asia segment includes the manufacturing operations of the Company’s 70% controlling ownership interest of AGY Hong Kong Limited and its sale of advanced glass fibers that are used primarily in the Asian electronics markets. The Company’s operating segments are managed separately based on differences in their manufacturing and technology capabilities, products and services and their end-markets as well as their distinct financing agreements.

We believe we are making progress to improve operating efficiency, to expand our product offerings, our markets, and our customer base and to effectively manage our liquidity. We believe that the acquisition of AGY Asia contributes to the geographic expansion of our key businesses and the optimization of our manufacturing footprint. However, in the current economic environment, we have seen modest increases in demand in some of our key end markets but we do not anticipate a rapid return to pre-recession demand levels. Demand recovery in certain end markets has been offset by restrictions on defense-related demand due to general reductions of US and foreign government military vehicle and equipment procurements. In the midst of slower growth markets we continue to focus on new application development, as well as further optimization of our manufacturing footprint, efficiency and cost reduction initiatives, free cash flow generation and maintaining adequate liquidity necessary for our operations.

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

The Acquisition

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

The details of this business combination, accounted for under the purchase method of accounting, the allocation of the purchase price that resulted in the recognition of a $20.4 million of gain on bargain purchase and the impact of AGY Asia, which has been included in our Consolidated Financial Statements since its June 10, 2009 acquisition, and the related put/call option agreement in respect of the 30% noncontrolling interest are presented in Note 3 to the accompanying Consolidated Financial Statements for the year ended December 31, 2011.

2011 AGY Asia Long-lived assets impairment

As a result of various factors in the AGY Asia reporting segment, including (a) continued losses due to operational performance challenges, (b) decreased liquidity, (c) pending debt service requirements, and (d) significant capital needs for the rebuilding of the furnace during 2012, the Company believes that a triggering event for evaluating the possible impairment of the long-lived assets in the AGY Asia segment occurred. With assistance of independent valuation experts, the Company initially determined that the carrying amounts of long-lived assets of AGY Asia were not recoverable as they exceeded the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the assets. Next, the Company determined the fair value of the AGY Asia long-lived assets and recognized an impairment loss of $37.9 million for the amount by which the carrying amounts of certain long-lived assets exceeded their fair values at December 31, 2011. Please refer to Note 5 to the accompanying Consolidated Financial Statements for the year ended December 31, 2011 for additional discussion on the calculation of the impairment loss, and the adjustments by major category of long-lived assets.

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

Use of Estimates. The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company’s most significant estimates include assessment of intangible and long-lived assets for impairment, estimates used in determining pension and postretirement medical obligations, estimates used in determining stock-based compensation, determination of the allowance for sales discounts and rebates and establishing the valuation allowance on deferred tax assets. Actual results could differ from those estimates.

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

As discussed in Note 7 to the accompanying Consolidated Financial Statements for the year ended December 31, 2011, the Company performed its impairment testing of goodwill during 2009. The Company concluded with the assistance of independent third-party valuation specialists that the goodwill associated with the AGY US segment was fully impaired as of October 31, 2009. As a result, we recognized a non-cash, pre-tax goodwill impairment charge of approximately $85.0 million, classified as a “loss from operations” for the year ended December 31, 2009.

Our intangibles with indefinite lives (trademarks) are subject to at least annual impairment testing, which compares their fair value with their carrying amount. The results of these assessments did not indicate any impairment to these intangible assets for the years presented. As of December 31, 2011 the fair value of the trademarks exceeded their carrying value of $5.6 million by 4%.

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

During the fourth quarter of 2011, our US reporting segment continued to incur losses due to operational performance challenges, experienced a decrease in liquidity and there was a significant decline in precious metal market prices. Accordingly, management evaluated for impairment the long-lived assets of this reporting segment at December 31, 2011. Based on the analysis performed by management, the total recoverable cash flows of the long-lived assets group substantially exceeded its carrying value. No impairment charge was recognized for the US reporting segment.

As discussed in the Impairment Disclosure on page 19 and further discussed in Note 5 to the accompanying Consolidated Financial Statements for the year ended December 31, 2011, the Company performed a similar evaluation on the AGY Asia reporting segment, and recorded an impairment of $37.9 million as of December 31, 2011.

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

Pension and Other Postretirement benefits. As discussed in Note 13 to the accompanying Consolidated Financial Statements for the year ended December 31, 2011, we have a reimbursement obligation to OC under OC’s defined benefit pension plan covering certain of our employees. We also have a postretirement benefit plan that covers substantially all of our domestic employees. Accounting for pensions and other postretirement benefits involves estimating the cost of benefits to be provided well into the future and attributing that cost over the time period each employee works. To accomplish this, we make extensive use of assumptions about discount rates, inflation, mortality, turnover and medical costs.

RESULTS OF OPERATIONS

The following tables illustrate our results of operations in dollars and as a percentage of net sales for the years ended December 31, 2011, 2010 and 2009 (dollars in thousands):

	Year Ended December 31,
	2011	2010	2009
Net<>Sales
AGY US	$155,268	$158,501	$141,058
AGY Asia	29,704	28,159	12,983

	184,972	186,660	154,041
Intersegment sales	(1,319)	(2,986)	(189)

Total<>Net sales	183,653	183,674	153,852
Cost of goods sold	(171,725)	(168,932)	(156,512)

Gross profit (loss)	11,928	14,742	(2,660)
Selling, general and administrative expenses	(15,801)	(15,823)	(15,963)
Restructuring charges ring charges	(1,370)	(2,658)	(789)
Amortization of intangible assets	(1,003)	(1,003)	(1,003)
Long-lived assets / goodwill impairment charge	(37,898)	—	(84,992)
Other operating income (expense), net	1,120	6,415	(791)

(Loss) income from the operations	(43,024)	1,673	(106,198)
Gain on bargain purchase	—	—	20,376
Other non-operating income, net	75	186	1,466
Interest expense	(23,721)	(22,782)	(22,235)

Loss before income taxes	(66,670)	(20,923)	(106,591)
Income tax (expense) benefit	(93)	6,346	13,079

Net loss	(66,763)	(14,577)	(93,512)
Less: Net loss (income) attributable to noncontrolling interest	12,240	(1,545)	1,119

Net loss attributable to AGY Holding Corp.	$(54,523)	$(16,122)	$(92,393)

Net<>Sales
AGY US	84.5%	86.3%	91.7%
AGY Asia	16.2	15.3	8.4

	100.7	101.6	100.1
Intersegment sales	(0.7)	(1.6)	(0.1)

Total<>Net sales	100.0	100.0	100.0
Cost of goods sold	(93.5)	(92.0)	(101.7)

Gross profit (loss)	6.5	8.0	(1.7)
Selling, general and administrative expenses	(8.6)	(8.6)	(10.4)
Restructuring charges	(0.7)	(1.4)	(0.5)
Amortization of intangible assets	(0.6)	(0.6)	(0.7)
Long-lived assets / goodwill impairment charge	(20.6)	—	(55.2)
Other operating income (expense), net	0.6	3.5	(0.5)

(Loss) income from the operations	(23.4)	0.9	(69.0)
Gain on bargain purchase	—	—	13.2
Other non-operating income, net	—	0.1	1.0
Interest expense	(12.9)	(12.4)	(14.5)

Loss before income taxes	(36.3)	(11.4)	(69.3)
Income tax (expense) benefit	(0.1)	3.4	8.5

Net loss	(36.4)	(8.0)	(60.8)
Less: Net loss (income) attributable to noncontrolling interest	6.7	(0.8)	0.7

Net loss attributable to AGY Holding Corp.	(29.7)	(8.8)	(60.1)

As further discussed below, we use EBITDA and Adjusted EBITDA, which are non-GAAP financial measures, to measure our financial performance.

EBITDA and Adjusted EBITDA (which are defined below) are reconciled from net income (loss) determined under GAAP as follows (dollars in thousands):

	Year Ended December 31,
	2011	2010	2009
Statement of operations data:
Net loss AGY US	$(66,763)	$(14,577)	$(93,512)
Interest expense	23,721	22,782	22,235
Income tax expense (benefit)	93	(6,346)	(13,079)
Depreciation and amortization	16,456	19,649	13,611

EBITDA	$(26,493)	$21,508	$(70,745)

	Year Ended December 31,
	2011	2010	2009
EBITDA	$(26,493)	$21,508	$(70,745)
Adjustments to EBITDA:
Alloy depletion charge, net (a)	7,310	8,103	6,733
Non-cash compensation charges (b)	199	43	415
Acquisition- related costs expensed in accordance with ASC 805 (c)	—	—	2,544
Gain on early extinguishment of debt (d)	—	—	(1,138)
Restructuring charges (e)	1,370	2,658	789
Management fees (f)	757	750	750
Long-lived assets / goodwill impairment charge (g)	37,898	—	84,992
Gain on bargain purchase (h)	—	—	(20,376)
Gain from contract termination (i)	—	(6,276)	—
(Gain) loss on disposition of assets and others (j)	(1,284)	258	(1,191)

Adjusted EBITDA	19,757	27,044	2,773
Less: Adjusted EBITDA attributable to the noncontrolling interest	(1,923)	(2,171)	(317)

Adjusted EBITDA attributable to AGY Holding Corp	$17,834	$24,873	$2,456

	Year Ended December 31,
	2011	2010	2009
Adjusted EBITDA attributable to AGY Holding Corp. segment breakdown
AGY US and Corporate	$13,347	$19,808	$1,716
AGY Asia	4,487	5,065	740

	$17,834	$24,873	$2,456

(a)	We purchase or lease alloy metals that are used in our manufacturing process. During the manufacturing process a small portion of the alloy metal is physically consumed. When the metal is actually consumed we recognize a non-cash charge. This expense is recorded net of the amount of metal that can be recovered after some specific treatment and net of charges associated which such recovery treatment.
(b)	Reflects the non-cash compensation expenses related to awards under Holdings’ 2006 Stock Option Plan and Holdings’ Restricted Stock granted to certain members of management.
(c)	Reflects the elimination of the transactional costs associated with AGY Asia business combination that was consummated on June 10, 2009. Costs incurred and deferred at December 31, 2008 of $1,098 were expensed in 2009 as a result of adopting the provisions of ASC 805; the remainder of $1,627 constitutes incremental acquisition-related costs incurred and expensed in 2009.
(d)	Reflects the elimination of the net gain on early extinguishment of debt associated with the $3,000 (face value) 11% senior second lien notes due 2014 (the “Notes”) repurchase made by the Company in February 2009.
(e)	Reflects the elimination of the restructuring charges associated with (i) reductions in our salaried workforce in 2009, (ii), the relocation of some manufacturing equipment in 2010 to reduce our cost structure, streamline processes and optimize the AGY US manufacturing footprint and (iii) reduction in our salaried force in 2011 and the engagement of a global professional services firm to lead rapid operational improvement opportunities and provide interim senior management services in 2011.

(f)	Reflects the elimination of the annual management fee and expenses payable to our Sponsor, Kohlberg & Company, LLC, pursuant to the management agreement entered into in connection with the Acquisition.
(g)	Reflects the elimination of the charges associated with (i) the impairment of AGY Asia long-lived assets, which was recognized in 2011, and (ii) the impairment of the goodwill related to the AGY US segment, which was recognized in 2009.
(h)	Reflects the elimination of the gain on bargain purchase associated with AGY Asia business combination.
(i)	Reflects the elimination of the gain from contract termination associated with the termination for breaches of covenants of a supply agreement entered into by AGY Asia in 2009 at the time of the acquisition.
(j)	Reflects primarily the elimination of the gain (loss) recorded versus historical book value on the sale or exchange of some non-operating assets.

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

Year ended December 31, 2011 compared to year ended December 31, 2010

Net sales. Net sales remained flat at $183.7 million for the years ended December 31, 2010 and 2011. AGY Asia contributed $3.2 million of additional revenue (after accounting for the elimination of $1.3 million and $3.0 million of intercompany sales in 2011 and 2010, respectively) due primarily to the stronger Asian electronics market and pricing momentum through the first half of 2011. The $3.2 million, or 2.0%, net decrease in sales generated by AGY US for the year ended December 31, 2011, compared to the same period of 2010 was primarily due to $22.8 million of lower sales volumes, while a favorable product mix and pricing increases accounted for an increase in sales of $19.6 million. Aerospace and defense revenues were $49.9 million, or globally up 10% when compared to the prior year. This increase reflects a record sales level for aerospace, which increased by 18% compared to the year ended December 31, 2010 as a result of continued robust demand for aircraft retrofit, new build activity and pricing actions, while defense sales were negatively impacted by delays in certain major international programs. The electronics market revenues increased to $31.5 million, or 12%, compared to the same period in 2010 reflecting pricing actions, plus increased demand for specialty electronics fibers, which also drove mix enrichment within this market during the year. The G&I market revenues decreased globally to $73.9 million, or 13%. This $11.0 decrease was largely caused by our CFM business, which decreased $6.9 million, or 30%, to $16.4 million, when compared to the prior year as a result of market share loss at key accounts following late 2010 pricing actions. In addition, G&I revenues were negatively impacted by lower construction market revenues, which decreased $7.1 million, or 34%, to $14.0 million for the year ended December 31, 2011, reflecting some capacity-constrained sales only in part offset by 2011 pricing actions. These decreases were partly offset by a $3.1 million increase in other industrial and automotive market revenues driven by pricing actions and mix enrichment compared to the prior year.

Gross profit/ loss. We reported a consolidated gross profit of $12.0 million, or 7% of net sales for the year ended December 31, 2011, compared to $14.7 million, or 8% of net sales for the year ended December 31, 2010. AGY Asia segment profitability contribution decreased $1.6 million as increased margin from sales was more than offset by increased production costs due primarily to inflation in raw material, labor and energy costs and the appreciation of the Chinese currency compared to the U.S. dollar. AGY US’s contribution to the total gross profit decreased $1.1 million during the year, when compared to 2010. The profitability of our AGY US segment benefited from $20.4 million of margin from a more favorable product mix and pricing actions executed over the last five quarters, but was negatively impacted by $8.8 million of lower shipments due to constrained sales and reduced demand in certain markets. The $11.6 million net gain resulting from sales, however, was offset by increased manufacturing costs and challenges we faced in operations where we experienced larger than expected manufacturing efficiency losses from the destabilizing effect of major capacity scale up in our Aiken, SC plant during the first half of 2011. In 2010, the AGY US segment results were also negatively impacted by $4.1 million of accelerated depreciation expenses related to the 2010 restructuring initiatives to optimize the U.S. manufacturing footprint, which totaled only $0.2 million in 2011.

Selling, general and administrative expenses. Selling, general and administrative costs remained flat at $15.8 million, or 8.6% of net sales for the year ended December 31, 2011 and 2010.The AGY US segment offset the negative impact of merit increases and payroll tax adjustments by reducing discretionary expenses and headcount, primarily during the fourth quarter of 2011.

Restructuring charges. In conjunction with the restructuring actions we initiated in our AGY US segment to improve our cost structure and mitigate the adverse impact of the decline in precious metals markets on our borrowings availability, we recorded $1.4 million in restructuring charges in the year ended December 31, 2011 that related primarily to severance and professional fees. For the year ended December 31, 2010, we recorded $2.7 million in restructuring charges in the AGY US segment, primarily related to the relocation of manufacturing equipment in conjunction with the structural cost reduction initiative to optimize the AGY US manufacturing footprint. See further disclosures in Note 8 to the accompanying Consolidated Financial Statements for the year ended December 31, 2011.

Long-lived assets impairment charge. Various factors in the AGY Asia reporting segment including (a) lower than expected operating profit and cash flows, (b) pending debt service requirements and (c) significant capital needs for the rebuilding of the furnace during 2012, triggered management to evaluate the potential impairment of the long-lived assets of this reporting segment at December 31, 2011. Accordingly, the Company concluded that certain of the long-lived assets were impaired and recorded an impairment charge of $37.9 million, classified in “loss from operations” in 2011. See further disclosures in Note 5 to the accompanying Consolidated Financial Statements for the year ended December 31, 2011.

Other operating income. During the year ended December 31, 2011, other operating income of $1.1 million consisted primarily of a $1.3 million gain recognized on sale of some precious metals. During the year ended December 31, 2010, other operating income of $6.4 million consisted primarily of a $6.3 million gain from the termination by AGY Asia, for breaches of covenants, of a supply agreement entered into in 2009 at the time of the acquisition.

Other non-operating income. During the years ended December 31, 2010 and 2011, other non-operating income of $0.19 million and $0.08 million, respectively, was not significant.

Interest expense. Interest expense increased $0.9 million from $22.8 million for the year ended December 31, 2010 to $23.7 million for the year ended December 31, 2011. The increase was primarily due to incremental interest expense associated with higher borrowings by AGY US and to the increase of the weighted average interest rate for AGY Asia.

Income tax benefit (expense). Income tax benefit/(expense) changed from $6.3 million tax benefit for the year ended December 31, 2010 to a $0.1 million tax expense for the year ended December 31, 2011 due to the limitation on recording tax benefits from net operating losses. During the year ended December 31, 2011, our effective tax rate was an expense of (0.14%). This rate varied from the statutory rate of 34% due primarily to the change in the valuation allowance for domestic deferred tax assets, which are not more-likely-than-not to be realized, change in foreign valuation allowance, losses on domestic and foreign subsidiaries with no tax benefit, and foreign rate differential, which benefits were partially offset by state taxes. Generally, the Company can recognize deferred tax assets for the losses incurred until such time that the aggregate deferred tax assets exceed aggregate deferred tax liabilities that do not relate to assets with an indefinite useful life. During the year ended December 31, 2010, our effective tax rate was a benefit of 30.3%. This rate varied from the statutory rate of 34% due primarily to establishment of valuation allowance during 2010 for domestic deferred tax assets, which are not more-likely-than-not to be realized, change in foreign valuation allowance, losses on domestic and foreign subsidiaries with no tax benefit, and foreign rate differential, which benefits were partially offset by state taxes.

Net income (loss). As a result of the aforementioned factors including primarily (a) higher than expected manufacturing efficiency losses in AGY US, (b) higher production costs in AGY Asia and additional restructuring and impairment charges in 2011, (c) accelerated depreciation and restructuring charges for the AGY US segment and (d) gain on contract termination related to AGY Asia in 2010, we reported a net loss attributable to AGY of $54.5 million for the year ended December 31, 2011, compared to a net loss of $16.1 million for the year ended December 31, 2010. The net loss attributable to the 30% noncontrolling interest in AGY Asia for the year ended December 31, 2011 was $12.2 million compared to net income of $1.5 million for the year ended December 31, 2010.

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

Goodwill impairment charge. During 2009,the Company concluded that all goodwill was fully impaired and recognized non-cash, pre-tax goodwill impairment charges of $85.0 million, classified in “loss from operations”. See further disclosures in Note 7 to the Consolidated Financial Statements for the year ended December 31, 2009 in our Annual Report on Form 10-K for the year ended December 31, 2009 (our “2009 Form 10-K”).

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

LIQUIDITY AND CAPITAL RESOURCES

AGY Holding Corp. and its Domestic Subsidiaries’ Liquidity

Cash requirements for, but not limited to, interest payments, working capital, capital expenditures, strategic initiatives, and normal recurring operating expenses have been funded from cash balances on hand, revolver borrowings, and sales of alloy metals.

As of December 31, 2011, AGY US had total liquidity of $13.3 million, consisting of $0.5 million in unrestricted cash and approximately $12.8 million of borrowing availability under the Amended Credit Facility. If our borrowing availability under the Amended Credit Facility falls below $6.25 million, we will be subject to a springing financial maintenance covenant under which we would likely be in default. In 2012, interest payments of $19.0 million will be due under AGY’s Senior Second Lien Notes, which we expect to be able to meet with our current and projected sources of liquidity and precious metal prices. In the event we are not able to meet those payments, we will seek one or more options to strengthen our liquidity, including: amendment to our Amended Credit Facility, sale of assets, or other financing arrangements. Please refer to “Risk Factors – Risks Related to our Indebtedness” for additional discussion regarding our liquidity.

There are no mandatory payments of principal on the Amended Credit Facility or on the Notes scheduled prior to their earliest maturity in August 2014 and November 2014, respectively.

AGY Asia’s Liquidity

AGY Asia’s cash requirements stem primarily from interest and principal payment, capital expenditures, alloy metals, strategic initiatives, normal recurring operating expenses and working capital requirements and have been funded by cash on hand, cash from operations and borrowings under the AGY Asia Credit Facility.

As of December 31, 2011, AGY Asia had total liquidity of $4.3 million, consisting of $1.8 million of unrestricted cash and approximately $2.5 million of borrowing availability under the AGY Asia Credit Facility. In 2012, semi-annual mandatory principal repayments of $11.0 million are due under the AGY Asia Credit Facility. We have an agreement in principle with the AGY Asia lender to defer the April 2012 required principal payment for three months, to July 2012. However, such deferral is subject to execution of definitive documents, which we expect to complete shortly. Notwithstanding the expected deferral, there is no assurance that we will be able to permanently revise the term loan amortization schedule on terms acceptable to us or at all. We may be unable to make the principal payments without one or more of the following occurrences: a refinancing of our AGY Asia Credit Facility, an amendment to our AGY Asia Credit Facility, sale of assets, or other financing arrangements. Please refer to “Risk Factors – Risks Related to our Indebtedness” for additional discussion regarding the liquidity of AGY Asia.

Working Capital

We define working capital as total current assets, excluding unrestricted cash, less total current liabilities, including short-term borrowings and current portion of long-term debt. We reported a working capital deficiency of $13.3 million on December 31, 2011 compared to working capital of $14.9 million and December 31, 2010. The $28.2 million decrease relates to (a) a $22.3 million decrease in the working capital of AGY Asia due to increases in short-term borrowings and current maturities of long term debt, and (b) a $5.5 million decrease in the working capital of AGY US. This decrease was due to a $3.4 million increase in trade payables primarily due to extending payment terms with suppliers, a $0.8 million increase in accrued liabilities primarily due to the increase of accrued restructuring expenses and of the amount due for pension and retiree medical reimbursement to Owens Corning and a $1.2 million decrease in deferred taxes due to increases in the valuation allowance.

Contractual Obligations

In the ordinary course of business, the Company enters into contractual obligations to make cash payments to third parties. The Company’s known contractual obligations as of December 31, 2011 were as follows (in thousands):

	Payment due by period
	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Short-term and long-term debt obligations (1)	$237,388	$40,388	$197,000	$—	$—
Operating lease obligations (2)	3,787	1,069	2,122	596	—
Unconditional purchase obligations (3)	—	—	—	—	—
Alloy lease obligations (4)	1,849	1,849	—	—	—
Interest on short-term and long-term debt obligations (5)	58,698	21,886	36,812	—	—
Letters of credit	2,906	2,906	—	—	—

Total	$304,628	$68,098	$235,934	$596	$—

(1)	Includes the classification of all the outstanding borrowings under the term loan of AGY Asia as current liabilities due to the uncertainty to satisfactorily revise the term loan amortization schedule with the lender beyond July 2012.
(2)	Includes those leases, which have non-cancellable terms in excess of one year.
(3)	Purchase obligations are commitments to suppliers to purchase goods or services, and include take-or-pay arrangements, capital expenditures, and contractual commitments to purchase equipment. We did not include ordinary course of business purchase orders in this amount as the majority of such purchase orders may be canceled and are reflected in historical operating cash flow trends. We do not believe such purchase orders will adversely affect our liquidity position.
(4)	Includes future minimum rentals of leased alloy metals.
(5)	Interest on variable rate debt is calculated using the weighted-average interest rate in effect as of December 31, 2011 for all future periods.

The table also does not include future estimated benefits payments for pension and other post-retirement benefit obligations and the put obligation related to the noncontrolling interest in AGY Asia, which are included in Notes 13 and 20, respectively, to the 2011 Consolidated Financial Statements.

Year ended December 31, 2011 compared to year ended December 31, 2010

Cash flows from operating activities

Cash used by operating activities was $2.3 million for the year ended December 31, 2011, compared to cash used by operating activities of $4.1 million for the year ended December 31, 2010. The $1.8 million decrease in cash used by operating activities is attributed to a global $2.9 million decrease in operating working capital in 2011 as compared to a $6.0 million increase during 2010. In addition to the decrease in cash used by working capital components, in 2011 we recognized a $5.4 million loss (as adjusted for non-cash items) compared to income of $1.9 million (as adjusted for non-cash items) recognized in 2010.

Cash flows from investing activities

Cash provided by investing activities was nil for the year ended December 31, 2011, compared to cash provided by investing activities of $4.3 million for the year ended December 31, 2010. The $4.3 million decrease was primarily due to $6.1 million in net proceeds from alloy sales recognized in 2011 as compared to $14.1 million in 2010, offset by a $3.7 million decrease in capital spending primarily attributable to AGY Asia for the year ended December 31, 2011 compared to 2010.

Cash flows from financing activities

Cash provided by financing activities was $1.4 million for the year ended December 31, 2011, compared to $0.4 million used for the year ended December 31, 2010. The $1.8 million increase was attributable to an $8.3 million increase in cash provided by revolver loans to AGY US, partly reduced by $0.9 million in cash used for debt issuance costs related to our amended revolving facility and a $5.7 million increase in cash used from loan repayments of AGY Asia.

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

Indebtedness

AGY US

Senior Secured Revolving Credit Facility. In March 2011, the Company expanded its $40 million senior secured credit facility to $50 million (“the Amended Credit Facility”), including a $20 million sub-limit for letters of credit. The Amended Credit Facility matures on August 15, 2014, unless, prior to that date, the Notes are refinanced or paid in full, in which case the facility matures on March 8, 2015. Availability under the facility is determined by a borrowing base equal to the sum of: (i) an advance rate against eligible accounts receivable of up to 85%, plus (ii) the lesser of (A) 65% of the book value of eligible inventory (valued at the lower of cost or market) and (B) 85% of the net orderly liquidation value for eligible inventory, plus (iii) up to $40,000 of eligible alloy inventory, minus (iv) 100% of mark-to-market risk on certain interest hedging arrangements, minus (v) a reserve of $7,500, and minus (vi) other reserves as the lender may determine in its permitted discretion.

The interest rate for borrowings is LIBOR plus 3.0% or Base Rate plus 2.0%. Depending on our fixed charge coverage ratio, the interest rate may be adjusted downward to LIBOR plus 2.5% or Base Rate plus 1.5%. In addition, there are customary commitment and letter of credit fees under the Amended Credit Facility.

All obligations under the Amended Credit Facility are guaranteed by Holdings. The Company’s obligations under the Amended Credit Facility are secured, subject to permitted liens and other agreed upon exceptions, by a first-priority security interest in substantially all of the Company’s assets.

The Amended Credit Facility contains customary representations and warranties and customary affirmative and negative covenants, including, among other things, restrictions on indebtedness, liens, investments, mergers and consolidations, dividends and other payments in respect to capital stock, transactions with affiliates, and optional payments and modifications of subordinated and other debt instruments. In addition, the agreement contains a “springing financial maintenance covenant,” which would not be effective until a default or an event of default occurs, or unless the availability under the facility were to fall below the greater of $6.25 million and 12.5% of the Borrowing Base (as defined) as of the last day of any fiscal month. As of December 31, 2011, we were in compliance with all covenants. However, please refer to “Risk Factors – Risks Related to our Indebtedness” for discussion regarding our ability to remain in compliance.

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

As of December 31, 2011, the Company had issued letters of credit totaling $2.9 million and had cash borrowings of $25.0 million leaving total undrawn availability of $12.8 million after giving effect to the total borrowing base of $40.7 million.

Senior Second Lien Notes. In connection with our refinancing on October 25, 2006, we issued $175.0 million aggregate principal amount of 11% senior second lien notes (“Old Notes”) to an initial purchaser, which were subsequently resold to qualified institutional buyers and non-U.S. persons in reliance upon Rule 144A and Regulation S under the Securities Act of 1933, as amended. We consummated an exchange offer of the Old Notes in June 2008. Interest on the Notes is payable semi-annually on May 15 and November 15 of each year. Our obligations under the Notes are fully and unconditionally guaranteed, jointly and severally, on a second-priority basis, by each of our existing and future domestic subsidiaries, other than immaterial subsidiaries, that guarantee our indebtedness, including our new Credit Facility, or the indebtedness of any our restricted subsidiaries. The indenture does not allow us to pay dividends or distributions on our outstanding capital stock (including to our parent) and limits or restricts our ability to incur additional debt, repurchase securities, make certain prohibited investments, create liens, transfer or sell assets, enter into transactions with affiliates, issue or sell stock of a subsidiary or merge or consolidate. The indenture permits the trustee or the holders of 25% or more of the Notes to accelerate payment of the outstanding principal and accrued and unpaid interest upon certain events of default, including failure to make required payments of principal and interest when due, uncured violations of the material covenants under the indenture or if lenders accelerate payment of the outstanding principal and accrued unpaid interest due to an event of default with respect to at least $15.0 million of our other debt, such as our Credit Facility.

The indenture does not contain any financial maintenance covenants.

In February 2009, we repurchased $3.0 million face amount of Notes for $1.8 million plus accrued interest and commission, resulting in a net gain on extinguishment of debt of approximately $1.1 million (net of deferred financing fees written off), classified as “other non-operating income”.

As of December 31, 2011, the estimated fair value of the Notes was $82.6 million compared to a recorded book value of $172 million.

AGY Asia

Our AGY Asia subsidiary has a credit facility consisting of a $29.2 million term loan, an $11.6 million working capital loan and a $2 million letter of credit facility.

The term loan is secured by AGY Asia’s building, alloy metals and equipment and bears interest annually at the rate of either the five-year lending rate as published by the People’s Bank of China, plus a margin, or six-month LIBOR plus 3.0%. Term loan borrowings may be made in both local currency and US dollars, up to certain limits. At December 31, 2011, approximately $27.6 million was drawn under the facility, with a remaining undrawn commitment of $1.6 million. The weighted average interest rate for cash borrowings outstanding as of December 31, 2011, was 7.0%. AGY Asia has mandatory term loan repayment obligations of $11.0 million in 2012, of which $5.1 million is due in April, and $5.9 million is due in October. We have an agreement in principle with the AGY Asia lender to defer the April 2012 required principal payment for three months, to July 2012; however, such deferral is subject to execution of definitive documents which we expect to complete shortly. Notwithstanding the expected deferral, if AGY Asia is unable to reach agreement with its lender to modify the term loan amortization schedule beyond July 2012, then AGY Asia may default under its loan agreement and the total outstanding debt of $27.6 million may be accelerated. As a result, all the outstanding borrowings under the term loan were classified as current liabilities as of December 31, 2011.

The working capital loan facility is a one-year financing agreement, which matures in June 2012. It is secured by existing and future equipment and assets acquired by AGY Shanghai and bears interest annually at the rate of either the one-year lending rate as published by the People’s Bank of China, or three-month LIBOR plus 3.0%. Working capital loan borrowings may be made in both local currency and US Dollars, up to certain limits. At December 31, 2011, the Company had approximately $11.6 million of borrowings outstanding under the working capital loan. The weighted average interest rate for cash borrowings outstanding as of December 31, 2011, was 6.9%.

During the second quarter of 2011, AGY Asia entered into a letter of credit (“LC”) discounting arrangement whereby certain trade receivables backed by LCs may be discounted with recourse and borrowed against at a nominal interest cost. At December 31, 2011, AGY Asia had discounted LCs with a face value of approximately $1.4 million (which amount is recorded in trade receivables at December 31, 2011), receiving proceeds of approximately $1.3 million and maintaining equity of approximately $0.1 million in such receivables. At December 31, 2011, proceeds of $1.3 million received from discounting were recorded as short-term debt payable.

The letter of credit facility is a one-year facility for the issuance of documentary letters of credit up to a maximum term of 120 days. A 15% deposit is required upon issuance with the balance due upon settlement of the underlying obligation.

The loan agreements contain customary representations and warranties and customary affirmative and negative covenants, including, among other things, interest coverage, restrictions on indebtedness, liens, investments, mergers and consolidations, dividends and other payments in respect to capital stock, and transactions with affiliates. The loan agreements also include customary events of default, including a default upon a change of control. AGY Shanghai was in compliance with all such covenants at December 31, 2011.

All amounts borrowed under the AGY Asia Credit Facility are non-recourse to AGY Holding Corp. or any other domestic subsidiary of AGY Holding Corp.

Other Balance Sheet Items

Net Property, Plant and Equipment and Alloy Metals. Net property, plant and equipment and alloy metals decreased $55.3 million from December 31, 2010 to December 31, 2011, primarily due to (a) impairment charge of certain AGY Asia long-lived assets of $37.9 million, (b) $22.8 million of depreciation and alloy metals depletion expenses and (c) the sale of $4.8 million of excess alloy metals at book value for proceeds of $6.1 million. We expended $5.7 million for capital projects, including accrued construction in progress. Additionally, AGY Asia had $4.5 million of positive currency translation adjustments.

Off-Balance Sheet Resources and Obligations

Alloy Metal Leases

We lease under short term operating leases (generally with lease terms from six to twelve months) a significant portion of the alloy metals needed to support our manufacturing operations. For the year ended December 31, 2011, total lease costs of alloy metals were approximately $4.3 million, compared to $3.6 million for the year ended December 31, 2010, and were classified as a component of cost of goods sold. Our lease expense is dependent on several factors, including the amount of alloy leased, market spot rates for the alloy and associated lease rates. Market spot rates are subject to daily fluctuation and this fluctuation could result in material changes to our alloy lease expense.

In 2011, 2010 and 2009, we leased alloy metals under the following agreements:

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

Deutsche Bank New Master Lease Agreement

In connection with the termination of the Metal Consignment Facility with Bank of Nova Scotia on October 7, 2009, we entered into a new master lease agreement (the “New Master Lease Agreement”) with DB Energy Trading LLC (“DB”). The New Master Lease Agreement has a three-year term and allows AGY to enter into leases of alloy metals, up to 51,057 ounces of platinum and up to 3,308 ounces of rhodium, with terms of one to twelve months. Lease costs are determined by the quantity of metal leased, multiplied by a benchmark value of the applicable precious metal and a margin above the lease rate index based on DB’s daily precious metal rates. The New Master Lease Agreement is secured by a security interest in rhodium up to a value that is the lesser of 35% of the leased platinum or $24.4 million. The New Master Lease Agreement contains customary events of default, including, without limitation, nonpayment of lease payments, inaccuracy of representations and warranties in any material respect and a cross-default provision with any credit facility or leasing facility greater than $0.5 million, including the Credit Facility and the Notes. There are no financial maintenance covenants included in the New Master Lease Agreement.

At December 31, 2011, we leased approximately 49,800 ounces of platinum and 3,300 ounces of rhodium under the New Master Lease Agreement, with a total notional value of approximately $88.9 million. All of the leases outstanding at December 31, 2011 had initial terms of six to twelve months, maturing no later than October 5, 2012, with future minimum rentals of approximately $1.8 million until maturity in 2012.

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

In addition to the alloy metal leases discussed above, we also lease manufacturing and other equipment and property under operating leases. Total rent expense for the years ended December 31, 2011 and 2010 was approximately $1.6 million.

The following summarizes the future minimum lease payments for each of the next five years and the total thereafter (in millions):

Years Ending December 31,
2012	$1.1
2013	1.1
2014	1.0
2015	0.6
2016 and thereafter	—

$3.8

As discussed in Note 3 of our Consolidated Financial Statements included in the Annual Report, in connection with the purchase of AGY Asia, we entered into an option agreement with Grace pursuant to which Grace granted AGY a call option and AGY granted Grace a put option in respect of the 30% interest held by Grace in AGY Asia, in each case until December 31, 2013, unless mutually extended. The option price is determined by a formula outlined in the agreement. The exercise of the call option requires certain minimum financial performance levels to be reached by AGY Asia and the put option became exercisable in June 2010. As of December 31, 2011 the redemption amount of the put option was nil compared to an initial carrying value of $12.4 million. Based on these provisions, the Company believes that neither the call option nor the put option will be exercised in 2012. If the acquisition of the noncontrolling interest is consummated, the Company intends to finance the consideration paid pursuant to the agreement through the sale of additional equity to its private equity sponsor, if available, or use other sources of liquidity.

RECENTLY ISSUED ACCOUNTING STANDARDS

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820)—Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”), to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and IFRS. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements, particularly for fair value measurements categorized within Level 3 of the fair value hierarchy. ASU 2011-04 is effective for our fiscal year beginning January 1, 2012 and must be applied prospectively. Given our immaterial amounts of assets and liabilities that require level 3 inputs, we do not expect the adoption of ASU 2011-04 to have a material impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income, which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate, but consecutive, statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity. ASU 2011-05 is effective for our fiscal year beginning January 1, 2012 and must be applied retrospectively. We expect to present comprehensive income in two separate but consecutive statements. This is a change in presentation only and will not have an impact on the Company’s consolidated financial statements.

In September 2011, the FASB issued ASU No. 2011-08, Testing Goodwill for Impairment, which allows an entity to use a qualitative approach to test goodwill for impairment. ASU 2011-08 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, provided that the entity has not yet performed its 2011 annual impairment test or issued its financial statements. As the goodwill of the AGY US segment was fully impaired in 2009, the adoption of this guidance is not expected to have any material impact on the Company’s financial statements.

In December 2011, the FASB issued ASU 2011-11, Disclosures about Offsetting Assets and Liabilities (Topic 210, Balance Sheet). The update requires new disclosures about balance sheet offsetting and related arrangements. For derivatives and financial assets and liabilities, the amendments require disclosure of gross asset and liability amounts, amounts offset on the balance sheet, and amounts subject to the offsetting requirements but not offset on the balance sheet. The guidance is effective December 1, 2013 and is to be applied retrospectively. This guidance does not amend the existing guidance on when it is appropriate to offset; the impact of the adoption of ASU 2011-11 is not expected to have a material impact on the Company’s consolidated financial statements.

QUARTERLY FINANCIAL DATA (Unaudited)

Quarterly financial data for the years ended December 31, 2011 and 2010 were (in thousands):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2011
Net sales	$44,932	$50,006	$46,602	$42,113
Gross profit	3,050	3,748	2,276	2,854
Net loss	(7,069)	(6,160)	(7,873)	(45,661)
Net loss attributable to AGY Holding Corp.	$(6,888)	$(6,120)	$(7,560)	$(33,955)

2010
Net sales	$45,573	$49,308	$45,565	$43,228
Gross profit	4,608	2,584	2,940	4,610
Net loss	(5,065)	(5,868)	(6,709)	3,065
Net loss attributable to AGY Holding Corp.	$(4,780)	$(5,728)	$(6,728)	$1,114

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk

We are subject to interest rate risk in connection with our short- and long-term debt. Our principal interest rate exposures relate to the AGY US $50 million senior secured revolving credit facility and our AGY Asia credit facility. Assuming the AGY US revolver is fully available and drawn, each 100 basis point change in interest rates would result in approximately a $0.5 million change in annual interest expense on our revolving credit facility. Assuming the AGY Asia credit facility is fully drawn, each 100 basis point change in interest rates would result in a change of approximately $0.4 million in annual interest expense for AGY Asia.

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

At December 31, 2011, we had existing contracts for physical delivery of natural gas at our Aiken, SC and Huntingdon, PA facilities that fix the commodity cost of natural gas for approximately 62 % of our 2012 expected requirements for the estimated natural gas purchases of the AGY US operating segment. We also entered into fixed-price electricity contracts for our Huntingdon, PA facility to cover approximately 80% of our 2012 expected requirements. Although these contracts are considered derivative instruments, they meet the normal purchases exclusion contained in ASC 815, and are therefore exempted from the related accounting requirements.

Foreign exchange risk

We are subject to inherent risks attributed to operating in a global economy. For AGY US, all of the debt and most of our costs are denominated in U.S. dollars. Approximately 2% percent of our sales in AGY US are denominated in currencies other than the U.S. dollar. Although our level of foreign currency exposure is limited, we may utilize derivative financial instruments to manage foreign currency exchange rate risks.

Approximately 13% of the debt of our subsidiary, AGY Asia, is denominated in U.S. dollars, with the balance denominated in Chinese renminbi. In addition, approximately 83% of the sales of AGY Asia are denominated in U.S. dollars, while approximately 86% of its costs are denominated in Chinese RMB.

At December 31, 2011, we had no foreign currency hedging agreements in effect.

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

The information required by Item 8 is contained on pages F-1 to F-42 of this Annual Report on Form 10-K under “Consolidated Financial Statements”. The Report of Independent Registered Public Accounting Firm is contained on page F-2 of this Annual Report on Form 10-K under the caption “Report of Independent Registered Public Accounting Firm”.

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

As of December 31, 2011, the Company’s management conducted an assessment of the effectiveness of the internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934 (the “Exchange Act”) based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that the Company’s internal control over financial reporting (as so defined under the Exchange Act) was effective as of December 31, 2011. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

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

The following table sets forth information with respect to our executive officers and directors as of March 1:

Name	Age	Position
Richard C. Jenkins	46	Chief Executive Officer, Interim (since December 20, 2011)

Drew Walker	48	Vice President of Sales and Marketing (until December 20, 2011), President and Director (since December 20, 2011)

Douglas J. Mattscheck	56	Chief Executive Officer, President and Director (until December 20, 2011)

C. Steven Smoot	59	Chief Financial Officer

Thomas Skidmore	47	Executive Vice President of Operations, Interim (since December 20, 2011)

Catherine A. Cuisson	46	Vice President, Finance and Corporate Controller

Dennie Rexroad	52	Vice President of Operations

Christopher Lacovara	47	Director and Chairman of the Board of Directors

Samuel P. Frieder	47	Director

Seth H. Hollander	35	Director

George DeHuff	58	Director

The following biographies describe the business experience of our executive officers and directors:

Richard C. Jenkins, Chief Executive Officer, Interim. Mr. Jenkins has served as our Interim Chief Executive Officer since December 2011. He is a Managing Director and National Practice Leader of Alvarez & Marsal’s Private Equity Services—Operations Group. He specializes in improving financial management of operating companies, analyzing strategic business plans, managing cash requirements of his clients, developing plans to improve the cost structure of companies and implementing programs to reduce working capital. With 17 years of experience, Mr. Jenkins’ assignments have spanned numerous industries including manufacturing, telecommunications, high tech and service businesses. Prior to joining A&M, Mr. Jenkins was a Director with the Business Recovery Services practice of PricewaterhouseCoopers and a financial consultant with Peterson Consulting. Mr. Jenkins holds a Bachelor of Science degree in Finance from Colorado State University.

Drew Walker, President. Mr. Walker joined us in January 2005 as Vice President of Sales and Marketing. He was appointed President and elected as a director in December 2011 upon the resignation of our former President and Chief Executive Officer. He has 20 years of experience in marketing consumer brands and business-to-business industrial products in various international commercial roles. Before joining us in January 2005, Mr. Walker served as Global Sales Director for SAPPI (South Africa Paper & Pulp Industries) High Performance Release Paper Division for the synthetic fabrics and decorative laminates markets for two years. Prior to joining SAPPI, he held several worldwide sales and marketing roles with Victrex plc, a manufacturer of high performance materials in the form of Thermoplastic PEEK (Polyetheretherketone) for the aerospace, automotive, semiconductor, medical and industrial markets based in Blackpool, England. Mr. Walker was educated at Sheffield University, England, receiving a Bachelor of Arts Honors Degree in Industrial Product Design. As a result of these and other professional experiences, Mr. Walker possesses particular knowledge and experience in the glass fiber industry, in developing global specialty businesses and technical knowledge that strengthen the Board’s collective qualifications, skills and experience.

Douglas J. Mattscheck, Chief Executive Officer, President and Director. Mr. Mattscheck served as our Chief Executive Officer and as a director from April 2004 and as President from May 2010 until his resignation in December 2011. Prior to joining AGY, he served for seven years as President of St. Gobain Technical Fabrics. From 1989 to 1996, Mr. Mattscheck served as Senior Vice President of Surface Protection Industries, a high-end architectural paint and coatings business. From 1987 to 1989, Mr. Mattscheck managed an architectural products business for H.B. Fuller Company, a manufacturer of specialty chemicals. From 1982 to 1987, he held several positions for Schlegel Corp., including managing a construction products manufacturing business. Mr. Mattscheck holds a Bachelor of Science degree in Mechanical Engineering from Villanova University and a Masters of Business Administration from the University of Rochester.

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

Thomas Skidmore, Executive Vice President of Operations, Interim. Mr. Skidmore has served as our Executive Vice President of Operations since December 2011. He is a Senior Director with Alvarez & Marsal’s Private Equity Services—Operations Group. Mr. Skidmore has 20 years of advisory and operating experience across a well-diversified set of industries. Mr. Skidmore’s advisory experience includes twelve years of supply chain, operations, and restructuring with Alvarez & Marsal, A.T. Kearney and several operations focused advisory firms. Mr. Skidmore’s operations experience includes eight years engineering and operations management with firms including ExxonMobil and Texaco. Mr. Skidmore earned a Master’s degree in Business Administration and Industrial Engineering from The J. L. Kellogg Graduate School of Business at Northwestern University, and a Bachelor’s degree in Mechanical Engineering from The University of Texas at El Paso.

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

Dennie Rexroad, Vice President of Operations. Mr. Rexroad joined us in January 2005 as Vice President of Operations after serving for three years as Vice President of Operations for The Cooley Group, a manufacturer of high performance engineered laminates and coated fabrics. Prior to working with The Cooley Group, Mr. Rexroad was the Plant Manager for Toray Plastics’ Polyolefin Operation for three years. From 1997 to 2000, he was the Director of Manufacturing for Toray Plastics’ polyester resin and film plants. Prior to joining Toray in 1992, Mr. Rexroad had a ten-year career with ICI Americas, which included an international assignment as Commissioning and Training Manager for the polyester films division at a greenfield site in Ibaraki, Japan. Mr. Rexroad holds a Bachelor of Science degree in Mechanical Engineering from Virginia Tech.

Christopher Lacovara, Director. Mr. Lacovara is the Chairman of the Board of Directors and a member of our compensation committee. He has been a member of our Board of Directors since April 7, 2006. Mr. Lacovara is a Partner of Kohlberg & Company, L.L.C., which he joined in 1988. Prior to joining Kohlberg, Mr. Lacovara was with Lazard Frères & Co. and Goldman, Sachs & Co. He is a member of the board of directors of Centerplate, Inc., Chronos Life Group, Concrete Technologies Worldwide, Inc., Katy Industries, Inc., KCOF Holdings LLC., Kohlberg Capital Corporation, Pittsburgh Glass Works LLC., and Trico Products Corporation. Mr. Lacovara received an A.B. from Harvard College, a B.E.E.S. from Hofstra University and an M.S. from Columbia University. As a result of these professional experiences, Mr. Lacovara possesses particular knowledge and experience in corporate finance, corporate governance, strategic planning, business evaluation and oversight and financial analysis that strengthen the Board’s collective qualifications, skills and experience.

Samuel P. Frieder, Director. Mr. Frieder is a director and a member of our audit committee. He has been a member of our board of directors since April 7, 2006. Mr. Frieder is the Managing Partner of Kohlberg & Company, LLC, which he joined in 1989. Prior to joining Kohlberg, Mr. Frieder was with Security Pacific Business Credit and Manufacturers Hanover Trust Company. He is a member of the board of directors of Bauer Performance Sports, BioScrip, Inc., Centerplate, Inc., Central Parking Corporation, Chronos Life Group, Concrete Technologies Worldwide, Inc., e+ CancerCare, Katy Industries, Inc., Kellermeyer Bergensons Services, LLC, Nielsen & Bainbridge, Inc., Packaging Dynamics Corporation, Phillips-Medisize Corporation, Pittsburgh Glass Works LLC., SouthernCare, Inc., Stanadyne Corporation, SVP Holdings, Ltd., Thomas Nelson, Inc., and Trico Products Corporation. Mr. Frieder received an A.B. from Harvard College. As a result of these professional experiences, Mr. Frieder possesses particular knowledge and experience in corporate finance, corporate governance, corporate and business development, business evaluation and oversight and financial analysis that strengthen the Board’s collective qualifications, skills and experience.

Seth H. Hollander, Director. Mr. Hollander is a director and a member of our compensation committee and our audit committee. He has been a member of our Board of Directors since April 7, 2006. Mr. Hollander is a Partner of Kohlberg & Company, L.L.C., which he joined in 2001. Prior to joining Kohlberg, Mr. Hollander was with Bear, Stearns & Co., Inc. in their Leveraged Finance Group. He is a member of the board of directors of Centerplate, Inc., Central Parking Corporation, Concrete Technologies Worldwide, Inc., Kellermeyer Bergensons Services, LLC, Nielsen & Bainbridge, Inc., Packaging Dynamics and Stanadyne Corporation, Inc. Mr. Hollander received a B.B.A. from the University of Michigan, Ann Arbor. As a result of these professional experiences, Mr. Hollander possesses particular knowledge and experience in corporate finance, accounting, strategic planning, business evaluation and oversight and financial analysis that strengthen the Board’s collective qualifications, skills and experience.

George B. DeHuff, Director. Mr. DeHuff is a director and joined the Board on August 15, 2011. Mr. DeHuff is an Operating Partner at Kohlberg & Co., L.L.C., which he also joined in 2011. Prior to joining Kohlberg, Mr. DeHuff was the Chief Executive

Officer of Behavioral Interventions (BI), Incorporated, formerly a Kohlberg portfolio company. Prior to his role at BI, Mr. DeHuff served as President and Chief Operating Officer at Total Renal Care, President and Chief Executive Officer of American Medical Response and President and Chief Operating Officer at Lifefleet, Inc. He is also a member of the board of directors of e+CancerCare. Mr. DeHuff received a M.B.A. from the University of Michigan and a B.A. from Oakland University. As a result of these professional experiences, Mr. DeHuff possesses particular knowledge and experience as a senior level executive officer in corporate finance, corporate governance, corporate and business development, business evaluation and oversight and financial analysis that strengthen the Board’s collective qualifications, skills and experience.

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

Compensation Discussion and Analysis

For purposes of this discussion, our officers are defined as senior level executives of the Company responsible for developing and leading the execution of our strategies. We refer to our Chief Executive Officer, our Chief Financial Officer and our next four highly compensated executives of the Company (excluding Interim officers) as our “named executive officers.”

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

Elements of Compensation

Compensation for officers generally consists of cash compensation, including base salary and, as appropriate, bonus awards, equity participation, and various non-cash perquisites and benefits, though in 2009, 2010 and 2011, the committee and the Board did not approve any plan with respect to cash bonus awards or opportunities for management because of the Company’s forecasted financial performance. The committee attempts to offer each officer a mix of fixed compensation, such as base salary, and variable compensation, such as bonus opportunity and equity based compensation, which strikes an appropriate balance between offering each officer a predictable level of baseline compensation and a personal incentive to improve company performance.

Base Salary

We pay each of our officers a base salary, which is intended to give each of them a steady cash flow during the course of the year that is not contingent on short-term variation in our performance. In 2008, the committee sought to set each officer’s base salary at or near the market median. No salary adjustments were made in 2009 for our officers given the financial performance of the Company and because of required cost reductions initiatives. Merit increases were made in 2010 and 2011 based on achievement of individual performance targets. The committee believes that paying competitive base salaries is required in order to attract and retain qualified officers.

Bonus Opportunity

Payment of annual bonuses to our officers depends entirely on our corporate performance, though in certain instances the committee may modify the payment to reflect personal performance. The committee typically provides each officer with a bonus opportunity each year in an effort to give each officer a personal financial incentive to help us reach annual business goals, however, in 2009, 2010 and 2011, no bonus opportunities were provided to the officers because of the Company’s financial performance.

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

Compensation Program Design and Tools

The Compensation Committee has used a number of tools in designing the compensation program for our officers and assessing practices within the industry, including corporate guidelines regarding compensation, studies of internal pay fairness, external market guidelines and benchmarks, and long-term compensation histories and tax and accounting rules. The Company does not believe that the risks arising from our compensation practices are reasonably likely to have a material adverse effect on the Company.

Compensation Committee Report

The following report of the Compensation Committee is included in accordance with the rules and regulations of the Securities and Exchange Commission. It is not incorporated by reference into any of our registration statements under the Securities Act of 1933, as amended.

Compensation Committee Report

The Committee has reviewed and discussed the Compensation Discussion and Analysis (CD&A) with management. Based upon the review and discussions, the Committee recommended to the Board of Directors, and the Board approved, that the CD&A be included in the Form 10-K for the year ended December 31, 2011.

Respectfully submitted on March 29, 2012 by the members of the Compensation Committee of the Board of Directors:

Christopher Lacovara

Seth H. Hollander

Summary Compensation Table

The following table sets forth for certain compensation information for our named executive officers:

Name and Principal Position	Year	Salary ($)	Bonus ($) (9)	Stock Awards ($) (1)	Options Awards ($) (2)	Non-Equity Incentive Plan Compensation ($) (3)	All Other Compensation ($) (4)(5)(6)(7)	Total ($)
Richard C. Jenkins	2011	$—	$—	—	$—	$—	$—	$—
Interim Chief Executive Officer (10)

Drew Walker	2009	$195,000	$376	—	$83,000	$—	$7,370	$285,746
President	2010	$199,387	$—	—	$—	$—	$9,115	$208,502
	2011	$217,366	$—	—	$166,106	$—	$8,516	$391,988

Douglas Mattscheck	2009	$345,050	—	—	$276,667	$—	$510,718	$633,149
Chief Executive Officer and President (7)	2010	$352,814	—	—	$—	$—	$35,548	$388,362
	2011	$368,729	—	—	$—	$—	$31,903	$400,632

C. Steven Smoot	2010	$131,250	—	—	$—	$—	$4,404	$135,654
Chief Financial Officer (8)	2011	$230,063			$27,517		$9,762	$267,342

Catherine Cuisson	2009	$183,801	$376	—	$138,333	$—	$10,941	$333,451
Vice President, Corporate Controller (9)	2010	$187,936	$10,000	—	$—	$—	$6,137	$204,073
	2011	$193,575		—	$—	$—	$13,855	$207,430

Dennie Rexroad	2009	$198,953	$376	—	$83,000	$—	$7,493	$289,822
Vice President, Operations	2010	$203,430	$—	—	$—	$—	$10,757	$214,187
	2011	$209,533	$—	—	$—	$—	$13,631	$223,164

(1)	No restricted stock awards were granted in 2009, 2010 and 2011.
(2)	In 2009, 2010 and 2011, only time-based options vested for the participants, except for Mr. Walker who had the vesting of 40,000 existing share option awards accelerated. The value of the options awards was calculated based on the value of the option as of the grant date, multiplied by the number of shares awarded.
(3)	Non-equity incentive compensation is based on the achievement of certain financial performance goals. No non-equity incentive compensation was earned or recognized in 2009, 2010 and 2011, as the financial performance goals were not achieved for these years.
(4)	Other compensation for fiscal year 2009 includes the following: (a) Mr. Mattscheck: $4,997 in 401(k) company match and $3,210 in taxable life, $3,225 in car allowance and company paid supplemental life insurance policy; (b) Mr. Walker: $3,644 in 401(k) company match, $3,115 in car allowance and $612 in taxable life insurance (c) Ms. Cuisson: $3,435 in 401(k) company match, $7,125 in car allowance and $382 in taxable life insurance; and (d) Mr. Rexroad: $3,718 in 401(k) company match, $2,815 in car allowance and $960 in taxable life insurance.
(5)	Other compensation for fiscal year 2010 includes the following: (a) Mr. Mattscheck: $8,250 in 401(k) company match, $3,385 in taxable life, $10,483 in car allowance, $1,730 in a company paid supplemental life insurance policy, and $11,700 in country club membership dues reimbursement for the years 2008, 2009 and 2010; (b) Mr. Walker: $5,982 in 401(k) company match, $2,505 in car allowance and $628 in taxable life insurance; (c) Mr. Smoot: $3,200 in car allowance and $1,204 in taxable life insurance; (d) Ms. Cuisson: $5,550 in 401(k) company match and $587 in taxable life insurance; and (e) Mr. Rexroad: $6,103 in 401(k) company match, $3,669 in car allowance and $985 in taxable life insurance.
(6)	Other compensation for fiscal year 2011 includes the following: (a) Mr. Mattscheck: $8,052 in 401(k) company match, $3,550 in taxable life, $14,400 in car allowance, $1,761 in a company paid supplemental life insurance policy, and $4,140 in country club membership dues reimbursement for 2011; (b) Mr. Walker: $5,515 in 401(k) company match, $2,326 in car allowance and $675 in taxable life insurance (c) Mr. Smoot: $8,000 in car allowance and $1,762 in taxable life insurance; (d) Ms. Cuisson: $5,076 in 401(k) company match, $8,171 in car allowance and $607 in taxable life insurance; and (e) Mr. Rexroad: $5,495 in 401(k) company match, $7,116 in car allowance and $1,021 in taxable life insurance.

(7)	Mr. Mattscheck’s 2011 compensation information is based on his termination date of December 20, 2011. Mr. Mattscheck is entitled to receive severance payments under his employment agreement in the amount of $499,286. In addition, Mr. Mattscheck retained 200,000 shares of common stock as well as an option to an additional 100,000 shares of common stock pursuant to, and subject to the terms of, the outstanding option award granted to him in 2006. All the other vested unexercised options awards were forfeited at Mr. Mattscheck’s termination date.
(8)	Mr. Smoot’s 2010 compensation information is based on his start date of June 1, 2010.
(9)	Represents in 2009 nominal year-end payments to all salaried employees, other than the Company’s chief executive officer. In 2010 Ms. Cuisson received a special bonus in consideration of her increased responsibilities before the hiring of Mr. Smoot.
(10)	Mr. Jenkins continues to be employed by Alvarez & Marsal and is not eligible for compensation from the Company or participation in the Company’s employee benefit plans.

Employment and termination agreements with named executive officers

We have entered into an employment agreement with each of Mr. Walker and Ms. Cuisson and employment offer letters with each of Mr. Smoot and Mr. Rexroad. We have also entered into an agreement with Alvarez & Marsal Private Equity Performance Improvement Group, LLC (“Alvarez & Marsal”) regarding the services provided by Mr. Jenkins as our Interim Chief Executive Officer. In addition, we have entered into a separation agreement with Mr. Mattscheck. The material terms of these employment and termination agreements are summarized below.

Employment Agreement with Mr. Walker. Mr. Walker is party to an employment agreement with the Company that governs the terms and conditions of his employment as President of the Company. This agreement entitles him to an annual base salary of $350,000 and eligibility to receive a target annual bonus equal to 100% of annual base salary, subject to performance targets and the provisions of a management incentive plan. Under the agreement, Mr. Walker was granted an option to acquire 280,000 shares of KAGY Holding Company, Inc. (“KAGY”), subject to a four-year vesting schedule. Mr. Walker is entitled to participate in employee benefit plans for executives of the Company generally and is eligible to participate in the Company’s severance plan, which provides for severance under certain circumstances.

Letter Agreements with Messrs. Smoot and Rexroad. Messrs. Smoot and Rexroad are parties to offer letter agreements with the Company that provide for a specific minimum level of base salary, eligibility to participate in the Company’s management incentive plan with specified target or maximum bonus opportunities under such plan, a car allowance, eligibility for general salaried benefits provided to employees of the Company and participation in the Company’s severance plan. In addition, under the terms of his offer letter agreement, Mr. Smoot was granted an option to acquire 70,000 shares of common stock of KAGY, subject to a three-year vesting schedule and certain performance vesting conditions.

Employment Agreement with Ms. Cuisson. Ms. Cuisson is party to an employment agreement with the Company that provides for annual base salary of $173,250 and eligibility to receive a target annual bonus equal to 60% of annual base salary, subject to performance targets and the provisions of a management incentive plan. In addition, Ms. Cuisson is entitled to participate in employee benefit plans of the Company and is eligible to participate in the Company’s severance plan. Ms. Cuisson is also entitled to a car allowance and reimbursement of reasonable costs associated with trips to France.

Agreement Regarding the Employment of Mr. Jenkins. The Company is party to an agreement with Alvarez & Marsal which governs the terms and conditions of Mr. Jenkins’s services as Interim Chief Executive Officer of the Company. Under the terms of the agreement, Mr. Jenkins continues to be employed by Alvarez & Marsal and is not eligible for compensation from the Company or participation in the Company’s employee benefit plans. The agreement provides for compensation to Alvarez & Marsal in the amount of $700 per hour for the services of Mr. Jenkins, reimbursement of the reasonable out-of-pocked expenses of Mr. Jenkins and an additional payment of up to 3% of the amount charged for the services of Mr. Jenkins to cover miscellaneous expenses. The agreement may be terminated by either party at any time by written notice to the other party.

Separation Agreement with Mr. Mattscheck. Mr. Mattscheck is party to a separation agreement with the Company that provides for severance and other benefits following his resignation as Chief Executive Officer and President of the Company effective December 20, 2011. The separation agreement provides that, in addition to the benefits set forth in his employment agreement, Mr. Mattscheck will retain 200,000 shares of KAGY common stock held by him and an option, that was granted to him in 2006, to purchase up to an additional 100,000 shares of KAGY common stock, in each case subject to the terms of the applicable stock option award and equity incentive plan and the terms of any applicable stockholders agreement.

Grants of Plan-Based Awards

Mr. Walker was granted upon his promotion to President of the Company and election to the Company’s Board of Directors in December 2011, options for 280,000 shares of common stock, subject to a four-year vesting schedule with a fair value of $1.58 for each option. In addition, the vesting of the existing unexercised and unexercisable options awards granted in 2006 for 40,000 shares of common stock was accelerated.

There were no other grants of any plan-based awards to the other named executive officers in the year ended December 31, 2011.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information concerning unexercised options and stock awards for each named executive officer outstanding as of December 31, 2011. All option and stock awards are granted with respect to the common stock of KAGY Holding Company, Inc., our parent company.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Richard C. Jenkins	—	—	$—	—
Douglas Mattscheck	100,000	—	$10.00	April 2016
Catherine Cuisson (1)	133,333	66,667	$10.00	April 2016
Dennie Rexroad (1)	80,000	40,000	$10.00	April 2016
Drew Walker (2)	120,000	—	$10.00	April 2016
		280,000	$5.13	April 2016
C.Steven Smoot (3)	11,667	58,333	$6.55	April 2016

(1)	The unexercised options unexercisable represent performance-based stock options that vest upon a change of control or at the sole discretion of the Board of Directors.
(2)	The unexercised options unexercisable represent time-based options that have a four-year vesting schedule in equal installments beginning on the first anniversary of the grant date, or December 2011, and acceleration in the event of a change of control.
(3)	Includes 35,000 time-based stock options that have a three-year vesting schedule in equal annual installments beginning on the first anniversary of employment, or June 2011, and acceleration in the event of change of control. The remaining represents performance-based stock options that vest upon a change of control or at the sole discretion of the Board of Directors

Option Exercises and Stock Vested

No options were exercised by the named executive officers in 2011, and no restricted stock awards vested in 2011.

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

The tables below reflect the amount of compensation payable to each of the named executive officers in the event of termination of such officer’s employment. The amounts shown assume that such termination was effective as of December 31, 2011, and thus includes amounts earned through such time and are estimates of the amounts which would be paid out to the officer upon his or her termination. The actual amounts to be paid, if any, can only be determined at the time of such officer’s separation from the Company.

Potential Termination Payments and Benefits for Termination Without Cause or for Good Reason

Name	Base Salary	Bonus Payment ($)(1)	Value of Stock Option ($)	Restricted Stock Awards ($)(2)	Benefits and Perquisites ($)(3)	Total ($)
Richard C. Jenkins	$—	$—			$—	$—
Drew Walker	$350,000	$105,000			$14,164	$469,164
C.Steven Smoot	$231,750	$55,620			$9,666	$297,036
Catherine Cuisson	$194,994	$35,099			$4,858	$234,951
Dennie Rexroad	$211,069	$37,992			$14,164	$263,225

(1)	Bonus payment is calculated as 30% of the maximum payment under the non-equity incentive plan awards. The officer would be entitled to a pro rata portion of the annual bonus earned through the date of termination, if such amount were higher. No restricted stock was outstanding as of the reporting date.
(2)	No restricted stock was outstanding as of the reporting date.
(3)	The Company is required to provide continued coverage under health and dental benefits, at its expense, for a period ending on the earlier of (i) twelve months from the date of termination, or (ii) the date comparable coverage is obtained from a successor employer. The cost was calculated by multiplying the Company’s monthly COBRA rate by the maximum number of months for which benefits would be provided.

Potential Termination Payments and Benefits for Termination as a Result of Change of Control or Sale of the Business Transaction

Name	Base Salary	Bonus Payment ($)(1)	Value of Stock Option ($)	Restricted Stock Awards ($)(2)	Benefits and Perquisites ($)(3)	Total ($)
Richard C. Jenkins	$—	$—			$—	$—
Drew Walker	$700,000	$105,000			$28,327	$833,327
C. Steven Smoot	$463,500	$55,620			$19,332	$538,452
Catherine Cuisson	$389,988	$35,099			$9,716	$434,803
Dennie Rexroad	$422,138	$37,992			$28,327	$488,458

(1)	Bonus payment is calculated as 30% of the maximum payment under the non-equity incentive plan awards. The officer would be entitled to a pro rata portion of the annual bonus earned through the date of termination, if such amount were higher.
(2)	No restricted stock was outstanding as of the reporting date.
(3)	The Company is required to provide continued coverage under health and dental benefits, at its expense, for a period ending on the earlier of (i) twenty-four months from the date of termination, or (ii) the date comparable coverage is obtained from a successor employer. The cost was calculated by multiplying the Company’s monthly COBRA rate by the maximum number of months for which benefits would be provided.

Potential Termination Payments and Benefits for Termination As a Result of Death or Disability

Name	Base Salary	Bonus Payment ($)(1)	Value of Stock Option ($)	Restricted Stock Awards ($)(2)	Benefits and Perquisites ($)	Total ($)
Richard C. Jenkins		$—				$—
Drew Walker		$105,000				$105,000
C. Steven Smoot		$55,620				$55,620
Catherine Cuisson		$35,099				$35,099
Dennie Rexroad		$37,992				$37,992

(1)	Bonus payment is calculated as 30% of the maximum payment under the non-equity incentive plan awards. The officer would be entitled to a pro rata portion of the annual bonus earned through the date of termination, if such amount were higher.
(2)	No restricted stock was outstanding as of the reporting date.

Director Compensation

Mr. DeHuff is the only director eligible to receive compensation for services as a director of the Company of $50,000 for each fiscal year served as a director, payable at the anniversary of his election date, or in August 2012. All the other members of our Board of Directors did not receive direct compensation from the Company relative to their participation on our Board for the year ended December 31, 2011.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Ownership

All of the outstanding shares of our issued and outstanding common stock are held by Holdings. The table below presents information regarding beneficial ownership of the equity securities of Holdings as of March 29, 2012 by each person who is known by us to beneficially own more than 5% of the equity securities of Holdings, by each of our directors, by each of our executive officers, and by all of our directors and currently employed executive officers as a group.

As of March 29, 2012, Holdings had 11,483,915 shares of common stock outstanding. The number of shares of common stock outstanding used in calculating the percentage for each listed person includes the shares of common stock underlying options beneficially owned by that person that are exercisable within 60 days following March 30, 2012. Notwithstanding the beneficial ownership of common stock presented below, various stockholder agreements govern the stockholders’ exercise of their voting rights with respect to the election of directors and certain other material events. The parties to these stockholders agreements have agreed to vote their shares to elect the board of directors as set forth therein. See “Certain Relationships and Related Party Transactions.”

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

Name and Address	Shares of Common Stock	Percent of Common Stock
Investment funds associated with Kohlberg & Company, LLC(1)	10,944,915	91.14%
Richard C. Jenkins (2)	—	—
Drew Walker (3)	141,000	1.17%
Douglas Mattscheck (4)	300,000	2.5%
C. Steven Smoot (5)	11,667	*
Catherine Cuisson (6)	153,333	1.28%
Dennie Rexroad (7)	101,000	*
Christopher Lacovara (8)	—	—
Samuel Frieder (8)	—	—
Seth Hollander (8)	—	—
George DeHuff (9)	—	—
All directors and executive officers as a group (5 people)	493,000	4.11%

*	indicates less than 1% of common stock
(1)	Includes 5,776,453 shares owned by Kohlberg Investors V, LP (“Kohlberg V”), 4,201,138 shares owned by Kohlberg TE Investors V, LP (“Kohlberg TE V”), 477,421 shares owned by Kohlberg Partners V (“Partners V”), 386,937 shares owned by Kohlberg Offshore Investors V, LP (“Offshore V”) and 102,966 shares owned by KOCO Investors V, LP (“KOCO V”). Kohlberg Management V, LLC is the general partner of each of Kohlberg V, Kohlberg TE V, Partners V, Offshore V and KOCO V and is affiliated with Kohlberg & Company, LLC. The address of each of the entities described in this footnote (1) is 111 Radio Circle Mount Kisco, NY 10549.
(2)	Mr. Jenkins continues to be employed by Alvarez & Marsal and was not granted any stock options
(3)	Includes 120,000 shares, which Mr. Walker has the right to acquire within 60 days of March 30, 2012 by exercising stock options.
(4)	Includes 100,000 shares, which Mr. Mattscheck has the right to acquire within 60 days of March 30, 2012 by exercising stock options.
(5)	Includes 11,667 shares, which Mr. Smoot has the right to acquire within 60 days of March 30, 2012 by exercising stock options
(6)	Includes 133,333 shares, which Ms. Cuisson has the right to acquire within 60 days of March 30, 2012 by exercising stock options.
(7)	Includes 80,000 shares, which Mr. Rexroad has the right to acquire within 60 days of March 30, 2012 by exercising stock options.
(8)	Christopher Lacovara, Samuel Frieder, and Seth Hollander each own membership interests in Kohlberg Management V, L.L.C., which is the general partner of the various investment funds that own shares as described in footnote (1) above.
(9)	No stock options granted to Mr. DeHuff have vested yet.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes the securities authorized for issuance as of December 31, 2011 under our KAGY 2006 Stock Option Plan, the number of shares of our common stock issuable upon the exercise of outstanding options, the weighted average exercise price of such options and the number of additional shares of our common stock still authorized for issuance under such plans. The KAGY Stock Option Plan has been approved by our shareholders.

	(a)	(b)	(c)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
KAGY 2006 Stock Option Plan	1,020,000	$8.40	315,000

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

Management Agreement

The Company has a management agreement with the principal shareholder of Holdings pursuant to which this party provides management and other advisory services to the Company. The management agreement requires AGY to pay this party an annual management fee of $750,000 and to reimburse this party for out-of-pocket expenses incurred in connection with its services. The management agreement also provides that our Sponsor will receive transaction fees in connection with certain subsequent financings and acquisition transactions. The management agreement includes customary indemnification provisions in favor this party and its affiliates. Under this management agreement, this related party was paid $750,000 for the year ended December 31, 2010, and was paid $562,500 and deferred $187,500 in the year ending December 31, 2011.

Interim Management and Corporate Advisory Guarantees

In December 2011, the Company entered into an agreement with the principal shareholder of Holdings, pursuant to which this party agreed to guarantee the Company’s payment, in case of default, of up to $2.9 million for services rendered by a global professional services firm, which the Company engaged in September 2011 for interim management and corporate advisory services.

Director Independence

AGY Holding Corp. is a privately held corporation. None of our directors meets the standards for “independent directors” of a national stock exchange.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

PricewaterhouseCoopers LLP, and its affiliates (“PwC”), the Company’s independent registered public accounting firm and principal accountant for the fiscal years ended December 31, 2011 and December 31, 2010, billed the fees set forth below (in thousands).

	Year Ended December 31, 2011	Year Ended December 31, 2010
Audit Fees (1)	$489,000	$475,000
Audit-Related Fees (2)	—	—
Tax Fees (3)	80,349	29,452
All Other Fees (4)	—	—

Total Fees	$569,349	$504,452

(1)	Audit Fees billed in the fiscal years ended December 31, 2010 and 2011 represented fees billed by the Company’s independent registered public accounting firm and principal accountant for the following services: the audit of the Company’s annual financial statements, reviews of the Company’s quarterly financial statements, and other services normally provided in connection with statutory and regulatory filings.
(2)	The Company did not incur any “Audit-Related Fees” in the fiscal years ended December 31, 2011 and 2010.
(3)	Tax fees billed in 2011 represent primarily fees for the tax services related to the federal and state tax filings. Tax fees billed in 2010 represent fees for the tax services related to some individual 2008 tax return and other tax filings assistance preparation performed prior to the engagement of PwC as the Company’s independent registered public accounting firm and principal accountant.
(4)	The Company did not incur any “All Other Fees” in the fiscal years ended December 31, 2010 and 2011 with its principal independent registered accounting firm.

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

(c)	Exhibits

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of AGY Holding Corp. (incorporated by reference to Exhibit 3.1 of Form S-4 (File No. 333-150749) filed May 8, 2008)

3.2	By-laws of AGY Holding Corp. (incorporated by reference to Exhibit 3.2 of Form S-4 (File No. 333-150749) filed May 8, 2008)

3.3	Certificate of Formation of AGY Aiken LLC (incorporated by reference to Exhibit 3.3 of Form S-4 (File No. 333-150749) filed May 8, 2008)

3.4	Limited Liability Company Agreement of AGY Aiken LLC (incorporated by reference to Exhibit 3.4 of Form S-4 (File No. 333-150749) filed May 8, 2008)

3.5	Certificate of Formation of AGY Huntingdon LLC (incorporated by reference to Exhibit 3.5 of Form S-4 (File No. 333-150749) filed May 8, 2008)

3.6	Limited Liability Company Agreement of AGY Huntingdon LLC (incorporated by reference to Exhibit 3.6 of Form S-4 (File No. 333-150749) filed May 8, 2008)

4.1	Indenture, dated as of October 25, 2006 among AGY Holding Corp., AGY Aiken LLC, AGY Huntingdon LLC, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 of Form S-4 (File No. 333-150749) filed May 8, 2008)

4.2	First Supplemental Indenture dated as of March 28, 2008 by and among AGY Holding Corp., AGY Aiken LLC, AGY Huntingdon LLC, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 of Form S-4 (File No. 333-150749) filed May 8, 2008)

4.3	Registration Rights Agreement dated as of October 25, 2006 by and among AGY Holding Corp., AGY Aiken LLC, AGY Huntingdon LLC and UBS Securities LLC (incorporated by reference to Exhibit 4.3 of Form S-4 (File No. 333-150749) filed May 8, 2008)

4.4	Form of 11% Senior Second Lien Notes due 2014 (incorporated by reference to Exhibit 4.4 of Form S-4 (File No. 333-150749) filed May 8, 2008)

4.5	Security Agreement dated as of October 25, 2006 among AGY Holding Corp., AGY Aiken LLC, AGY Huntingdon LLC, and U.S. Bank National Association, as collateral agent (incorporated by reference to Exhibit 4.5 of Form S-4 (File No. 333-150749) filed May 8, 2008)

4.6	Shareholders’ Agreement dated June 10, 2009 by and among Grace Technology Investment Co., Ltd., AGY (Cayman) and Main Union Industrial Ltd. (incorporated by reference to Exhibit 10.5 of Form 10-Q (File No. 333-150749) filed August 19, 2009)

4.7	Amended and Restated Loan and Security Agreement dated as of March 8, 2011, among AGY Holding Corp., AGY Aiken LLC, AGY Huntingdon LLC, as borrowers, the Lenders party thereto from time to time, Bank of America, N.A., a national banking association, as Administrative Agent and UBS Securities LLC, as Documentation Agent (incorporated by reference to Exhibit 10.1 of Form 8-K (File No. 335-150749) filed March 14, 2011)

4.8	First Amendment to the Amended and Restated Loan and Security Agreement dated as of December 15, 2011, among AGY Holding Corp., AGY Aiken LLC, AGY Huntingdon LLC, as borrowers, the Lenders party thereto from time to time, Bank of America, N.A., a national banking association, as Administrative Agent and UBS Securities LLC, as Documentation Agent ‡

4.9	Second Amendment to the Amended and Restated Loan and Security Agreement dated as of February 6, 2012, among AGY Holding Corp., AGY Aiken LLC, AGY Huntingdon LLC, as borrowers, the Lenders party thereto from time to time, Bank of America, N.A., a national banking association, as Administrative Agent and UBS Securities LLC, as Documentation Agent ‡

4.10	Intercreditor Agreement dated as of October 25, 2006 among AGY Holding Corp., AGY Aiken LLC, AGY Huntingdon LLC, KAGY Holding Company, Inc., UBS AG, Stamford Branch, collateral agent, and U.S. Bank National Association, as trustee and noteholder collateral agent (incorporated by reference to Exhibit 10.8 of Form S-4 (File No. 333-150749) filed May 8, 2008)

4.11	Form of Stockholders Agreement dated as of April 7, 2006 by and among KAGY Holding Company, Inc., AGY Holding Corp., as successor by merger to KAGY Acquisition Corp., and certain stockholders of KAGY Holdings Corp. party thereto (incorporated by reference to Exhibit 10.16 of Form S-4 (File No. 333-150749) filed May 8, 2008)

4.12

Reaffirmation of Intercreditor Agreement dated as of March 8, 2011 among AGY Holding Corp., AGY Aiken LLC, AGY Huntingdon LLC, KAGY Holding Company, Inc., U.S. Bank National Association, as trustee and noteholder collateral agent and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 4.14 of Form 10-K (File 333-150749) filed March 31, 2011)

10.1	Management Agreement dated as of April 7, 2006 by and among KAGY Holding Company, Inc., AGY Holding Corp., as successor by merger to KAGY Acquisition Corp., and Kohlberg & Company, LLC (incorporated by reference to Exhibit 10.15 of Form S-4 (File No. 333-150749) filed May 8, 2008)

10.2	Amended and Restated Employment Agreement dated effective as of April 7, 2006 by and between KAGY Holding Company, Inc., AGY Holding Corp. and Douglas J. Mattscheck (incorporated by reference to Exhibit 10.18 of Form S-4 (File No. 333-150749) filed May 8, 2008)*

10.3	Employment Agreement dated effective as of April 7, 2006 by and between KAGY Holding Company, Inc., AGY Holding Corp. and Catherine Cuisson (incorporated by reference to Exhibit 10.20 of Form S-4 (File No. 333-150749) filed May 8, 2008)*

10.4	Employment Offer Letter dated as of December 8, 2004 between AGY Holding Corp. and Dennis Rexroad (incorporated by reference to Exhibit 10.21 of Form S-4 (File No. 333-150749) filed May 8, 2008)*

10.5	First Amendment to Employment Offer Letter dated effective as of April 7, 2006 by and between KAGY Holding Company, Inc., AGY Holding Corp. and Dennis Rexroad (incorporated by reference to Exhibit 10.22 of Form S-4 (File No. 333-150749) filed May 8, 2008)*

10.6	Employment Offer Letter dated as of December 10, 2004 between AGY Holding Corp. and Drew Walker (incorporated by reference to Exhibit 10.23 of Form S-4 (File No. 333-150749) filed May 8, 2008)*

10.7	First Amendment to Employment Offer Letter dated effective as of April 7, 2006 by and between KAGY Holding Company, Inc., AGY Holding Corp. and Drew Walker (incorporated by reference to Exhibit 10.24 of Form S-4 (File No. 333-150749) filed May 8, 2008)*

10.8	Employment Offer Letter dated as of May 4, 2010 between KAGY Holdings, Inc. and C. Steven Smoot (incorporated by reference to Exhibit 10.2 of Form 10-Q (File 333-150749) filed August 16, 2010)*

10.9	Employment Agreement dated effective as of January 17, 2012 between KAGY Holding Company, Inc., AGY Holding Corp. and Drew Walker*‡

10.10	Separation Agreement dated as of December 23, 2011 by and between KAGY Holding Company, Inc., AGY Holding Corp. and Douglas J. Mattscheck*‡

10.11	KAGY Holding Company, Inc. Severance Plan adopted as of April 7, 2006 (incorporated by reference to Exhibit 10.26 of Form S-4 (File No. 333-150749) filed May 8, 2008)*

10.12	KAGY Holding Company, Inc. 2006 Stock Option Plan (incorporated by reference to Exhibit 10.27 of Form S-4 (File No. 333-150749) filed May 8, 2008)*

10.13	Form of Stock Option Grant under the KAGY Holding Company, Inc. 2006 Stock Option Plan (incorporated by reference to Exhibit 10.28 of Form S-4 (File No. 333-150749) filed May 8, 2008)*

10.14	Amended and Restated Supply Agreement, dated as of May 1, 2006, between Nouveau Verre Holdings LLC, Porcher Industries, S.A., BGF Industries, Inc., Chavanoz S.A., Shanghai – Porcher Industries, Sovoutri S.A., Fothergill P.L.C., The Other Affiliates of Porcher, and AGY Holdings Corp (incorporated by reference to Exhibit 10.29 of Form S-4 (File No. 333-150749) filed May 8, 2008)

10.15	Amended and Restated Alloy Services Agreement, dated as of September 16, 2003, by and between Advanced Glassfiber Yarns LLC and Owens Corning (incorporated by reference to Exhibit 10.30 of Form S-4 (File No. 333-150749) filed May 8, 2008)

10.16	Amendment No. 1 to Amended and Restated Alloy Services Agreement, dated as of November 26, 2006, by and between AGY Holding Corp., as successor-in-interest to Advanced Glassfiber Yarns LLC, and Owens Corning (incorporated by reference to Exhibit 10.31 of Form S-4 (File No. 333-150749) filed May 8, 2008)

10.17	Amendment No. 2 to Amended and Restated Alloy Services Agreement, dated as of October 26, 2007, by and between AGY Holding Corp., as successor-in-interest to Advanced Glassfiber Yarns LLC, and Owens Corning (incorporated by reference to Exhibit 10.32 of Form S-4 (File No. 333-150749) filed May 8, 2008)

10.18	Sale and Purchase Agreement by and among Grace Technology Investment Co., Ltd., Grace THW Holding Limited, and AGY (Cayman) dated as of March 12, 2009 (incorporated by reference to Exhibit 10.34 of Form 10-K (File No. 333-150749) filed March 25, 2009)

10.19	Framework Agreement by and among Grace THW Holding Limited, Grace Technology Investment Co., Ltd., AGY Holding Corp., AGY (Cayman), Main Union Industrial Ltd., and Shanghai Grace Technology Co., Ltd., dated as of March 12, 2009 (incorporated by reference to Exhibit 10.35 of Form 10-K (File No. 333-150749) filed March 25, 2009)

10.20	Option Agreement dated June 10, 2009 by and among Grace Technology Investment Co., Ltd., AGY (Cayman) and Main Union Industrial Ltd. (incorporated by reference to Exhibit 10.5 of Form 10-Q (File No. 333-150749) filed August 19, 2009) **

10.21	Master Lease Agreement dated September 28, 2009 by and between DB Energy Trading LLC and AGY Holding Corp. (incorporated by reference to Exhibit 10.1 of Form 10-Q (File No. 333-150749) filed November 13, 2009) **

12.1	Statements re: Computations of Ratios‡

14.1	Code of Business Ethics and Business Conduct (incorporated by reference to exhibit 14.1 of Form 10-K (File No. 333-150749) filed March 25, 2009)

16.1	Letter dated January 26, 2010 from Deloitte & Touche LLP (incorporated by reference to Exhibit 16.1 of Form 8-K (File No. 333-150749) filed January 26, 2010)

21.1	Subsidiaries of the Company ‡

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer ‡

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer and Principal Accounting Officer ‡

32.1	Section 1350 Certification of Principal Executive Officer ‡

32.2	Section 1350 Certification of Principal Financial Officer and Principal Accounting Officer ‡

101.INS	XBRL Instance Document ‡

101.SCH	XBRL Taxonomy Extension Schema Document ‡

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document ‡

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document ‡

101.LAB	XBRL Taxonomy Label Linkbase Document ‡

101.PRE	XBRL Taxonomy Presentation Linkbase Document ‡

*	Management contract.
‡	Filed herewith.
**	This exhibit was filed separately with the Securities and Exchange Commission pursuant to an application for confidential treatment. The confidential portions have been omitted and have been marked with an asterisk.

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Aiken, State of South Carolina, on the 30st day of March, 2012.

AGY HOLDING CORP. (Registrant)

By:	/s/ Richard C. Jenkins
Richard C. Jenkins
Interim Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the date indicated below.

Signature	Title	Date

/s/ Richard C. Jenkins	Interim Chief Executive Officer	March 30, 2012
Richard C. Jenkins	(Principal Executive Officer)

/s/ C. Steven Smoot	Chief Financial Officer	March 30, 2012
C. Steven Smoot	(Principal Financial and Accounting Officer)

/s/ Christopher Lacovara	Director	March 30, 2012
Christopher Lacovara

/s/ Samuel P. Frieder	Director	March 30, 2012
Samuel P. Frieder

/s/ Seth H. Hollander	Director	March 30, 2012
Seth H. Hollander

/s/ George DeHuff	Director	March 30, 2012
George DeHuff

AGY HOLDING CORP. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of

AGY Holding Corp. and Subsidiaries

Aiken, SC

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of AGY Holding Corp. and its subsidiaries at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Charlotte, North Carolina

March 30, 2012

AGY Holding Corp. And Subsidiaries

Consolidated Balance Sheets

As of December 31, 2011 and 2010

(Dollars in thousands except per share amounts)

	2011	2010
Assets
Current assets:
Cash	$2,268	$3,132
Trade accounts receivables, less allowances of $2,703 and $3,123 at December 31, 2011 and 2010, respectively	17,572	17,965
Inventories, net	30,795	31,260
Deferred tax assets	3,370	4,984
Other current assets	1,865	1,997

Total current assets	55,870	59,338
Property, plant and equipment, and alloy metals, net	165,052	220,338
Intangible assets, net	17,185	17,953
Other assets	494	1,058

TOTAL	$238,601	$298,687

Liabilities, Obligation Under Put/Call for Noncontrolling Interest and Shareholder’s Equity (Deficit)
Current liabilities:
Accounts payable	$14,627	$11,730
Accrued liabilities	11,896	11,320
Short-term borrowings	12,820	9,890
Current portion of long-term debt	27,568	8,342

Total current liabilities	66,911	41,282
Long-term debt	197,000	214,973
Pension and other employee benefit plans	8,434	10,123
Deferred tax liabilities	5,378	6,992

Total liabilities	277,723	273,370

Commitments and contingencies
Obligation under put/call for noncontrolling interest	—	3,401

Shareholder’s equity (deficit):
Common stock, $.01 par value per share; 1,000 shares authorized; 100 shares issued and outstanding at December 31, 2011 and 2010	—	—
Additional paid-in capital	122,386	122,187
Accumulated deficit	(167,085)	(112,562)
Accumulated other comprehensive income (deficit)	4,138	2,529

Total AGY Holding Corp. shareholder’s equity (deficit)	(40,561)	12,154
Noncontrolling interest	1,439	9,762

Total shareholder’s equity (deficit)	(39,122)	21,916

TOTAL	$238,601	$298,687

The accompanying notes are an integral part of the consolidated financial statements.

AGY Holding Corp. And Subsidiaries

Consolidated Statements of Operations

For the Years Ended December 31, 2011, 2010 and 2009

(Dollars in thousands)

	2011	2010	2009
Net sales	$183,653	$183,674	$153,852
Cost of goods sold	171,725	168,932	156,512

Gross profit (loss)	11,928	14,742	(2,660)
Selling, general and administrative expenses	(15,801)	(15,823)	(15,963)
Restructuring charges	(1,370)	(2,658)	(789)
Amortization of intangible assets	(1,003)	(1,003)	(1,003)
Long-lived assets /goodwill impairment charge	(37,898)	—	(84,992)
Other operating income (expense)	1,120	6,415	(791)

(Loss) income from operations	(43,024)	1,673	(106,198)
Other (expense) income:
Interest expense	(23,721)	(22,782)	(22,235)
Gain on bargain purchase	—	—	20,376
Other income, net	75	186	1,466

Loss before income tax (expense) benefit	(66,670)	(20,923)	(106,591)
Income tax (expense) benefit	(93)	6,346	13,079

Net loss	(66,763)	(14,577)	(93,512)
Less: net loss (income) attributable to the noncontrolling interest	12,240	(1,545)	1,119

Net loss attributable to AGY Holding Corp.	$(54,523)	$(16,122)	$(92,393)

The accompanying notes are an integral part of the consolidated financial statements.

AGY Holding Corp. And Subsidiaries

Consolidated Statements of Changes in Shareholder’s Equity

For the Years Ended December 31, 2011, 2010 and 2009

(Dollars in thousands)

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Deficit)	Noncontrolling Interest (“NCI”)	Total Shareholder’s Equity
BALANCE — December 31, 2008	$—	$101,729	$(4,047)	$623	$—	$98,305

Comprehensive income:
Net loss	—	—	(92,393)	—	—	(92,393)
Foreign currency translation adjustment	—	—	—	14	—	14
Pension and other postretirement benefit plans — net of tax of $508	—	—	—	(830)	—	(830)

Total comprehensive loss	—	—	(92,393)	(816)	—	(93,209)

Capital contribution	—	20,000	—	—	—	20,000
Stock compensation	—	415	—	—	—	415
Fair value of NCI at acquisition date of consolidated subsidiary	—	—	—	—	12,431	—
Effect of obligation under put/call for NCI	—	—	—	—	(12,431)	—

BALANCE — December 31, 2009	—	122,144	(96,440)	(193)	—	25,511

Comprehensive loss:
Net loss (income)	—	—	(16,122)	—	1,545	(14,577)
Foreign currency translation adjustment	—	—	—	1,296	297	1,593
Pension and other postretirement benefit plans — net of tax of $843	—	—	—	1,426	—	1,426

Total comprehensive loss (income)	—	—	(16,122)	2,722	1,842	(11,558)

Stock compensation	—	43	—	—	—	43
Effect of obligation under put/call for NCI	—	—	—	—	7,920	7,920

BALANCE — December 31, 2010	—	122,187	(112,562)	2,529	9,762	21,916

Comprehensive loss:
Net loss	—	—	(54,523)	—	(12,240)	(66,763)
Foreign currency translation adjustment	—	—	—	2,278	516	2,794
Pension and other postretirement benefit plans — net of tax of $34	—	—	—	(669)	—	(669)

Total comprehensive loss	—	—	(54,523)	1,609	(11,724)	(64,638)

Stock compensation	—	199	—	—	—	199
Effect of obligation under put/call for NCI	—	—	—	—	3,401	3,401

BALANCE — December 31, 2011	$—	$122,386	$(167,085)	$4,138	$1,439	$(39,122)

The accompanying notes are an integral part of the consolidated financial statements.

AGY Holding Corp. And Subsidiaries

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2011, 2010 and 2009

(Dollars in thousands)

	2011	2010	2009
Cash flows from operating activities:
Net loss	$(66,763)	$(14,577)	$(93,512)
Adjustments to reconcile net loss to net cash used in operating activities:
Long-lived assets / goodwill impairment charge	37,898	—	84,992
Effect of adopting ASC 805 for acquisition-related costs	—	—	1,098
Gain on bargain purchase for majority interest business acquisition	—	—	(20,376)
Gain from contract termination	—	(6,276)	—
Depreciation	15,453	18,646	12,608
Alloy metals depletion, net	7,310	8,103	6,733
Amortization of debt issuance costs	767	711	713
Amortization of intangibles with definite lives	1,003	1,003	1,003
(Gain) loss on sale, disposal of assets or exchange of property and equipment and alloy metals	(1,285)	331	(1,178)
Gain on early extinguishment of debt	—	—	(1,138)
Stock compensation	199	43	415
Deferred income tax (benefit) expense	—	(6,086)	(13,107)
Changes in assets and liabilities (net of assets acquired):
Trade accounts receivable	393	717	870
Inventories	464	(1,526)	12,759
Other assets	722	767	(26)
Accounts payable	3,267	(1,957)	1,614
Accrued and other liabilities	652	(4,386)	(4,411)
Pension and other employee benefit plans	(2,389)	342	(203)

Net cash used in operating activities	(2,309)	(4,145)	(11,146)

Cash flows from investing activities:
Purchases of property and equipment and alloy metals	(6,064)	(9,838)	(13,349)
Proceeds from the sale of property and equipment and alloy metals	6,090	14,146	15,939
Decrease (increase) in restricted cash	—	—	13,056
Payment for majority interest business acquisition, net of cash acquired	—	—	(18,153)

Net cash provided by (used in) investing activities	26	4,308	(2,507)

Cash flows from financing activities:
Proceeds from Revolving Credit Facility borrowings	72,059	71,900	67,400
Payments of Revolving Credit Facility borrowings	(65,009)	(73,200)	(64,550)
Purchases of Senior Secured Notes	—	—	(1,793)
Proceeds from AGY Asia Credit Facility borrowings	2,844	6,225	3,635
Payments on AGY Asia Credit Facility borrowings	(7,529)	(5,213)	—
Payment on Shanghai Grace Fabric Corporation loan	—	—	(12,309)
Capital contribution	—	—	20,000
Debt issuance costs and other	(1,002)	(100)	(100)

Net cash provided (used in) by financing activities	1,363	(388)	12,283

Effect of exchange rate changes on cash	56	(82)	49

Net decrease in cash	(864)	(307)	(1,321)
Cash, beginning of year	3,132	3,439	4,760

Cash, end of year	$2,268	$3,132	$3,439

Supplemental disclosures of cash flow information:
Cash paid for interest	$22,549	$22,085	$21,381

Cash paid for income taxes	$105	$143	$146

Supplemental disclosures of noncash financing/investing activities:
(Decrease) increase in minimum pension liability adjustment	$(113)	$(40)	$526

Construction in-progress included in accounts payable	$212	$627	$844

The accompanying notes are an integral part of the consolidated financial statements.

AGY HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

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

As discussed in Note 3, on June 10, 2009, the Company acquired a 70% interest in a foreign company, whose results of operations since the acquisition date are included in the accompanying consolidated financial statements. Currently the Company has two manufacturing facilities located in the United States and one in the People’s Republic of China (“PRC” or “China”) and operates as two reportable segments (each a single operating segment) consisting of AGY US manufacturing operations (“AGY US”) and AGY’s Asian manufacturing operations (”AGY Asia”). .

Basis of Consolidation and Presentation — The accompanying financial statements and related notes present and discuss our consolidated financial position as of December 31, 2011 and 2010, and the consolidated results of our operations, cash flows, and changes in shareholder’s equity (deficit) for the years ended December 31, 2011, 2010 and 2009. The business is conducted through AGY Holding Corp., its two wholly owned domestic subsidiaries AGY Aiken LLC and AGY Huntingdon LLC and its wholly owned foreign subsidiaries, AGY Europe SARL (France) and AGY Cayman LLC (Cayman Islands). AGY Cayman LLC (Cayman Islands) is the holding company of the 70% controlling ownership in AGY Hong Kong Ltd. (former Main Union Industrial Ltd.) and its subsidiaries (which are collectively referred to herein as “AGY Asia”) since June 10, 2009. All significant intercompany accounts and transactions have been eliminated in consolidation.

Operations and Liquidity Management — As of December 31, 2011, AGY US had total liquidity of $13.3 million, consisting of $0.5 million in unrestricted cash and approximately $12.8 million of borrowing availability under the Senior Secured revolving credit facility (“Amended Credit facility”). As further disclosed in Note 10, if our borrowing availability under the Amended Credit Facility falls below $6.25 million, we will be subject to a springing financial maintenance covenant that would likely result in a default under the Amended Credit Facility. The Company intends to manage its liquidity needs through enhancements to the gross margins from production process improvements, enhanced sales of higher margin products and other operating focused efforts.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements and related notes have been prepared in accordance with the Accounting Standard Codification, issued by the Financial Accounting Standards Board (“FASB”) in June 2009 (the “Codification” or “ASC”) and effective after September 15, 2009. The Codification superseded all then-existing non-SEC accounting and reporting standards and established the FASB as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. All guidance contained in the Codification carries an equal level of authority. The adoption of the Codification in the third quarter of 2009 did not have an effect on the Company’s results of operations, cash flows, or financial position.

Cash — The Company considers cash on hand, cash deposited in financial institutions, and money market accounts with maturities of less than 90 days at date of purchase to be cash and cash equivalents. These are stated at cost, which approximates market value. At December 31, 2011 and 2010, the Company had no cash equivalents. The financing agreements of AGY Asia restrict the payment of dividends and cash repatriation. As of December 31, 2011, $1.8 million of cash was not available for general corporate use because such amounts are held by the foreign Chinese subsidiary where the Company considers earnings to be indefinitely invested.

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

During the manufacturing process, a small portion of the alloy metal is physically consumed. The portion of the alloy metals physically consumed is measured at the time a bushing is reconditioned and is charged to income. The amount of metal loss and the service life of the bushings are dependent upon a number of factors, including the type of furnace and the products being produced. Generally, bushings are reconditioned between 1 and 9 months depending on the glass melting technology used (and the associated melting temperature), with reconditioning charges incurred monthly.

Alloy metal additions are recorded at cost, or at fair value if acquired in a business combination, and alloy metal loss is recognized based on weighted-average historical cost per type of alloy metal.

Significant Customers and Concentration of Credit Risk — Two customers accounted for approximately 26% and 13%, respectively, of the Company’s gross consolidated accounts receivable as of December 31, 2011, compared to 19% and 14%, respectively, as of December 31, 2010. Sales to the two largest customers represented approximately 17% and 8% of the Company’s total sales, respectively, for the year ended December 31, 2011, compared to 18% and 7%, respectively, of total sales for the year ended December 31, 2010. The Company generally does not require collateral from customers and provides a reserve for uncollectible accounts based on customers’ credit history, aging of the receivables, and past due delinquency status.

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

Foreign Currency Translation and Transactions — The assets and liabilities of the international subsidiaries whose functional currency is a foreign currency are translated into U.S. dollars at the period-end spot exchange rate. Cumulative currency translation adjustments are included in “accumulated other comprehensive income (loss)” in the shareholder’s equity section of the consolidated balance sheets. Income and expenses in foreign currencies are translated at the average exchange rates prevailing during each year. Gains and losses from foreign currency transactions are recorded in “Other income” and were not material for the years ended December 31, 2011, 2010 and 2009.

Use of Estimates — The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company’s most significant estimates include assessment of intangible and long-lived assets for impairment, estimates used in determining pension and postretirement medical obligations, estimates used in determining stock-based compensation, determination of the allowance for sales discounts and rebates and establishing the valuation allowance on deferred tax assets. Actual results could differ from those estimates.

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

Other intangible assets are recorded at cost, or when acquired as part of a business combination, at their estimated fair value. These assets relate only to the AGY US reporting segment and include customer relationships, process technology, non-compete covenant, deferred financing fees and trademarks as discussed in Note 6. The Company’s process technology consists of several patents that relate to the design, application or manufacturing for key products, and its estimated life is based on the average legal life of the patents and the Company’s estimated economic life of the processes. Intangibles with indefinite lives (trademarks) are subject to at least annual impairment testing, which compares the fair value of the intangible asset with its carrying amount. The results of these assessments did not indicate any impairment to these intangible assets for the years presented. As of December 31, 2011 and 2010, the fair value of the trademarks exceeded their carrying value of $5,613 by 4% and 18%, respectively.

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

During the fourth quarter of 2011, our US reporting segment continued to incur losses due to operational performance challenges, experienced a decrease in liquidity and there was a significant decline in precious metal market price. Accordingly, management evaluated for impairment the long-lived assets of this reporting segment at December 31, 2011. Based on the analysis performed by management, the total recoverable cash flows of the long-lived assets group substantially exceeded its carrying value. No impairment charge was recognized for the US reporting segment.

As further discussed in Note 5, the Company performed a similar evaluation on the AGY Asia reporting segment, and recorded an impairment of $37.9 million as of December 31, 2011.

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

The Company’s only derivative financial instruments at December 31, 2011 and 2010 were forward contracts to purchase natural gas and electricity used in the manufacturing operations.

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

Income Taxes — The Company accounts for income taxes using the asset and liability method approach under ASC 740, Income Taxes. Deferred income tax assets and liabilities reflect tax net operating loss and credit carryforwards and the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. Deferred tax assets require a valuation allowance when it is more likely than not, based on the evaluation of positive and negative evidence, that some portion of the deferred tax assets may not be realized. The realization of deferred tax assets is dependent upon the timing and magnitude of future taxable income prior to the expiration of the deferred tax assets’ attributes. On an on-going basis, the Company evaluates whether its deferred tax assets are realizable and the need for a valuation allowance considering objective evidence such as reversal of the Company’s existing deferred tax liabilities, and forecasts of future taxable income. The provisions of ASC 740 require that uncertain tax positions be sustainable under regulatory review by tax authorities assumed to have all relevant information at a more-likely-than-not level. The Company recognizes the largest benefit that will more likely than not be realized upon settlement based upon its technical merits.

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

Adoption of New Accounting Standards — In October 2009, the FASB issued new authoritative guidance regarding Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements — a Consensus of the FASB Emerging Issues Task Force, which amends ASC 605. This update establishes a selling price hierarchy, whereby vendor-specific objective evidence (“VSOE”), if available, should be utilized. If VSOE is not available, then third party evidence should be utilized; if third party evidence is not available, then an entity should use the estimated selling price for the good or service. This update eliminates the residual method and requires allocation of revenues at the inception of the contractual arrangement and additional disclosures surrounding multiple-deliverable revenue arrangements. This update was effective for the Company beginning January 1, 2011 and applied prospectively. The adoption of the new guidance did not materially affect the Company’s results of operations, cash flows, or financial position.

Effective January 1, 2009, the Company adopted the provisions of ASC 805 (formerly FSP FAS No. 141 (revised 2007), Business Combinations (Statement of Financial Accounting Standards (“SFAS”) No. 141(R)”), which became effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Among other things, ASC 805 requires that all acquisition-related costs be expensed as incurred. At December 31, 2008, under the prior guidance of SFAS No. 141(R), the Company had deferred $1,098 of acquisition-related costs associated with its proposed acquisition of a majority interest in a Chinese company. In adopting this new accounting standard, the Company expensed (classified as “other operating expense” in the statement of operations for the year ended December 31, 2009) the $1,098 of acquisition-related costs incurred and deferred at December 31, 2008. The Company also expensed $1,627 of incremental advisory, legal and accounting fees that it incurred during the year ended December 31, 2009 in connection with this transaction. The previously described business combination was consummated on June 10, 2009, and as discussed in Note 3, the Company applied the other provisions of ASC 805 to the accounting for this acquisition.

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

Recently Issued Accounting Standards — In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820)—Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”), to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and IFRS. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements, particularly for fair value measurements categorized within Level 3 of the fair value hierarchy. ASU 2011-04 is effective for our fiscal year beginning January 1, 2012 and must be applied prospectively. Given our immaterial amounts of assets and liabilities that require level 3 inputs, we do not expect the adoption of ASU 2011-04 to have a material impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income, which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity. ASU 2011-05 is effective for our fiscal year beginning January 1, 2012 and must be applied retrospectively. We expect to present comprehensive income in two separate, but consecutive, statements. This is a change in presentation only and will not have an impact on the Company’s consolidated financial statements.

In September 2011, the FASB issued ASU No. 2011-08, Testing Goodwill for Impairment, which allows an entity to use a qualitative approach to test goodwill for impairment. ASU 2011-08 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, provided that the entity has not yet performed its 2011 annual impairment test or issued its financial statements. As the goodwill of the AGY US segment was fully impaired in 2009, the adoption of this guidance is not expected to have any material impact on the Company’s financial statements.

In December 2011, the FASB issued ASU 2011-11, Disclosures about Offsetting Assets and Liabilities (Topic 210, Balance Sheet). The update requires new disclosures about balance sheet offsetting and related arrangements. For derivatives and financial assets and liabilities, the amendments require disclosure of gross asset and liability amounts, amounts offset on the balance sheet, and amounts subject to the offsetting requirements but not offset on the balance sheet. The guidance is effective December 1, 2013 and is to be applied retrospectively. This guidance does not amend the existing guidance on when it is appropriate to offset; the impact of the adoption of ASU 2011-11 is not expected to have a material impact on the Company’s consolidated financial statements.

3.    BUSINESS COMBINATION

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

The Company paid $20 million in cash for a 70% controlling interest in Main Union Industrial Ltd. and its subsidiaries (which is collectively referred to as “AGY Asia” and is also the Company’s second operating segment) and financed this consideration through additional capital contributions from the Company’s private equity sponsors. As noted previously, the Company entered into an option agreement that grants the Company the right to purchase the remaining 30% ownership at a stipulated multiple of earnings before interest, taxes, depreciation and amortization if certain financial parameters are achieved and grants Grace the right to put their remaining 30% ownership to the Company after the one year anniversary of the execution of the AGY Asia Purchase Agreement at a stipulated multiple of earnings before interest, taxes, depreciation and amortization. The call / put option expires on December 31, 2013. Management does not believes that either the call option or the put option will be exercised in 2012 as the redemption value as of December 31, 2011 was nil (Note 20) compared to an initial carrying value of $12.4 million and based on the financial projections of AGY Asia. If the acquisition of the noncontrolling interest is consummated, the Company intends to finance the consideration to be paid pursuant to the agreement through the sale of additional equity to its private equity sponsor, if available or other available liquidity.

Fair Value Determination and Allocation of Consideration Transferred

As noted above, the Company paid $20,000 in cash and assumed $39.0 million of debt of the acquired business for a total purchase price of approximately $71,398, assuming a 100% controlling interest. The acquisition is being accounted for under the purchase method of accounting and AGY Asia is included in the Company’s consolidated financial statements from the June 10, 2009 acquisition date. With the assistance of an independent third-party valuation specialist, management’s final assessment of the fair value of all the assets acquired and all the liabilities assumed concluded that a bargain purchase gain of approximately $20,376 resulted at the acquisition date. The Company recognized the gain as a component of non-operating income for the year ended December 31, 2009. Management believes that the Company was able to negotiate a bargain purchase price as a result of the then prevailing economic environment and its access to the liquidity necessary to complete the acquisition.

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

4.    INVENTORIES — NET

Inventories, net of reserves for excess and obsolete inventory and write-downs to lower of cost or market of $2,684 and $1,829 as of December 31, 2011 and 2010, respectively, consist of the following:

	December 31, 2011	December 31, 2010
Finished goods and work in process	$21,275	$21,323
Materials and supplies	9,520	9,937

	$30,795	$31,260

5.    PROPERTY, PLANT, AND EQUIPMENT AND ALLOY METALS

Property, plant and equipment and alloy metals consist of the following:

	December 31, 2011	December 31, 2010
Land and land use rights	$12,456	$11,893
Buildings and leasehold improvements	37,725	38,169
Machinery and equipment	105,893	146,341
Alloy metals (net of depletion)	74,411	86,279

	230,485	282,682
Less – Accumulated depreciation	(65,810)	(64,400)

	164,675	218,282
Construction in-progress	377	2,056

	$165,052	$220,338

Depreciation expense was $15,453, $18,646 and $12,608 in 2011, 2010 and 2009, respectively. Depletion of alloy metals was $7,310, $8,103 and $6,733 (net of recoveries and excluding expense to process such recoveries), in 2011, 2010 and 2009, respectively.

As discussed in Note 8, the Company recognized $162 and $ 4,114 of accelerated depreciation related to its North American manufacturing footprint optimization in 2011 and 2010, respectively.

In 2011 and 2010, the Company sold alloy metals for net proceeds of $6,090 and $14,146, respectively, and recognized a gain of $1,299 and a loss of $331, respectively, classified as “other operating income”.

As a result of various factors in the AGY Asia reporting segment, including (a) continued losses due to operational performance challenges, (b) decreased liquidity, (c) pending service debt requirements, and (d) significant capital needs for the rebuilding of the furnace during 2012, the Company believes that a triggering event for evaluating the possible impairment of the long-lived assets in the AGY Asia segment occurred. With assistance of independent valuation experts, the Company initially determined that the carrying amounts of long-lived assets of AGY Asia were not recoverable as they exceeded the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the assets. Next, the Company determined the fair value of the AGY Asia long-lived assets and recognized an impairment loss for the amount by which the carrying amounts of the long-lived assets exceeded their fair values. The following table summarizes the calculation of the impairment loss, and the adjustments by major category of long-lived assets.

	Carrying Net Book Value	Fair Value	Impairment loss
Land and land use rights	$10,852	$16,488	—
Buildings and leasehold improvements	20,953	20,817	136
Machinery and equipment	44,205	7,449	36,756
Alloy metals (net of depletion)	12,153	11,148	1,005
Construction in-progress	1	—	1

	$88,164	$55,902	$37,898

The valuation methodologies used to measure fair value are discussed in Note 19. Accumulated depreciation of $14,641 related to the impaired assets was reversed at December 31, 2011.

6.     INTANGIBLE ASSETS

Intangible assets subject to amortization and trademarks, which are not amortized, consist of the following:

	December 31, 2011	December 31, 2010	Estimated Useful Lives
Intangible assets subject to amortization:
Customer relationships	$4,800	$4,800	11 years
Process technology	10,200	10,200	18 years
Deferred financing fees	6,077	5,075	5 to 8 years

	21,077	20,075
Less – Accumulated amortization	(9,505)	(7,735)

	11,572	12,340
Trademarks – not amortized	5,613	5,613

Net intangible assets	$17,185	$17,953

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

Estimated future amortization expense for the intangible assets subject to amortization for each of the next five years and the amount thereafter is as follows:

Years Ending December 31

2012	$1,786
2013	1,786
2014	1,703
2015	1,055
2016	1,003
Thereafter	4,239

$11,572

7.     GOODWILL

Goodwill recognized in the AGY US segment with a carrying value of $84,992 as of January 1, 2009 was determined to be impaired during 2009. Non-cash, pre-tax goodwill impairment charges of $44,466 and $40,526, respectively, were recorded in the second and fourth quarters of 2009, and classified as a “loss from operations”. There are no remaining goodwill balances in the Company.

8.     RESTRUCTURING ACTIONS

2011 Restructuring Actions

In the fourth quarter of 2011, we initiated restructuring actions in our AGY US segment to improve our cost structure and mitigate the adverse impact of the decline in precious metals markets on our borrowings availability. The approved plan included (a) the severance of 13 salaried positions, and (b) the engagement of a global professional services firm to lead rapid operational improvement opportunities and to provide interim senior management services following the change in our leadership organization. These actions resulted in a restructuring charge of $1,370 (net of the impact of the change in estimate of prior year restructuring actions) in 2011. The remaining reserve of $1.3 million at December 31, 2011 for the above initiatives is expected to be paid in 2012 and we expect to incur additional professional advisory services throughout 2012.

2010 Restructuring Actions

As part of the Company’s continuing review and improvement of its cost structure, actions were taken in 2010 to further optimize the AGY US segment manufacturing footprint. The Company downsized and flexed certain underutilized manufacturing facilities in the U.S. to improve profitability and better adjust its production capacity to projected future worldwide market demand. In conjunction with these actions, during 2010, the Company recorded charges of $6,772, of which $2,658 was related primarily to the relocation of certain manufacturing equipment and was included in “Restructuring charges” and $4,114 was related to accelerated depreciation expense and was included in “Cost of goods sold.” Most of the cash costs related to these actions were incurred and paid during the same period. During 2011, $162 of additional accelerated depreciation expense was recorded and included in “Cost of goods sold”.

The following table summarizes the status of unpaid liabilities from the Company’s 2011 and 2010 restructuring initiatives:

	Employee Related Costs	Relocation of Manufacturing Equipment	Professional services	Others	Total
Balance as of January 1, 2010	$—	$—	$—	$—	$—
Restructuring costs incurred	1,030	1,209	—	419	2,658
Payments	(791)	(1,209)		(419)	(2,419)

Balance as of December 31, 2010	239	—	—	—	239

Restructuring costs incurred	789	—	695	125	1,609
Change in estimate	(239)	—	—	—	(239)
Payments	(222)	—	—	(125)	(347)

Balance as of December 31, 2011	$567	$—	$695	$—	$1,262

2009 Restructuring Actions

During the twelve months ended December 31, 2009, the Company recorded $789 in restructuring charges that related primarily to severance and outplacement costs for the salaried positions that the Company eliminated within the AGY US segment. These 2009 cost reduction actions and their payment were completed in 2010.

9.     ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	December 31, 2011	December 31, 2010
Vacation	$1,820	$1,925
Real and personal property taxes	1,232	2,774
Payroll and benefits	1,835	1,525
Restructuring reserve (Note 8)	1,262	239
Interest	2,567	2,465
Current portion of pension and other employee benefits	774	1,041
Amount due for pension and retiree medical reimbursement	1,182	152
Accrued non refundable PRC value added tax	620	873
Other	604	326

Total accrued liabilities	$11,896	$11,320

In August 2009, the United Bankruptcy Court approved the stipulation of final settlement for disputed real and personal property tax claims resulting from the Company, under prior ownership, emerging from bankruptcy in 2004. As a result of the approved settlement for the years 2002 to 2004, the Company recognized in 2009 a net gain of approximately $415 in cost of goods sold, and released $1,239 of restricted cash in escrow for such disputed taxes. At December 31, 2011, the Aiken property tax bill of $1,068 payable in 2012 had been received and was therefore included in accounts payable instead of accrued liabilities.

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

10.     DEBT

Principal amounts of indebtedness outstanding under the Company’s financing arrangements consist of the following:

	December 31, 2011	December 31, 2010
Senior secured notes	$172,000	$172,000
Senior secured revolving credit facility	25,000	17,950
AGY Asia credit facility — non-recourse	40,388	43,255

Total debt	237,388	233,205
Less – Current portion AGY Asia	(40,388)	(18,232)

Total long-term debt	$197,000	$214,973

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

As of December 31, 2011 and 2010, the estimated fair value of the Notes was $82,560 and $155,455, respectively, compared to a recorded book value of $172,000 for both periods. The fair value of the Notes is estimated on the basis of quoted market prices; however, trading in these securities is limited and may not reflect fair value. The fair value is subject to fluctuations based on, among other things, the Company's performance, its credit rating and changes in interest rates for debt securities with similar terms.

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

Senior Secured Revolving Credit Facility

The Company’s $40,000 Senior Secured Revolving Credit Facility (“Credit Facility”) was originally scheduled to mature in October 2011 and included a $20,000 sub-limit for the issuance of letters of credit and a $5,000 sub-limit for swing line loans. On March 8, 2011, the Company entered into the Amended Credit Facility that provides for an expanded credit facility of up to $50,000 and matures on the earlier of March 8, 2015 or 90 days prior to the maturity date of the Notes. The Amended Credit Facility includes a $20,000 sub-limit for the issuance of letters of credit and a $5,000 sub-limit for swing line loans. The terms and conditions of the Amended Credit Facility are similar to the superseded facility and summarized below. Availability under the Amended Credit Facility is subject to a borrowing base equal to the sum of: (i) an advance rate against eligible accounts receivable of up to 85%, plus (ii) the lesser of (A) 65% of the book value of eligible inventory (valued at the lower of cost or market) or (B) 85% of the net orderly liquidation value for eligible inventory, plus (iii) up to $40,000 of eligible alloy inventory, minus (iv) 100% of market-to-market risk on certain interest hedging arrangements, minus (v) a reserve of $7,500, and minus (vi) other reserves as the lender may determine in its permitted discretion.

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

The Company incurred approximately $1,000 in issuance costs, which have been deferred and will be expensed over the life of the Amended Credit Facility.

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

In addition, the agreement contains a “springing financial maintenance covenant.” Specifically, if any revolving credit facility commitments are outstanding and after the occurrence of (a) a default or an event of default, or (b) the availability under the facility falling below the greater of $6,250 and 12.5% of the Borrowing Base (as defined) as of the last day of the most recent fiscal month ended, the Company must maintain a fixed charge coverage ratio of at least 1.0 to 1.0 for each period of four fiscal quarters ended during, or on the last day of, the fiscal quarter immediately before the events listed in (a) and (b) above. The Company is currently in negotiations with its revolving lenders to ensure that the springing financial maintenance covenant will not become effective in the next 12 months but there are no assurances that it will not become effective.

The agreement governing the Amended Credit Facility permits the lenders to accelerate payment of the outstanding principal and accrued and unpaid interest and/or to terminate their commitment to lend any additional amounts upon certain events of default, including but not limited to failure to pay principal or interest or other amounts when due, breach of certain covenants or representations including breach of the springing covenant, cross-defaults to certain other agreements and indebtedness in excess of specified amounts, a change of control, or default under our obligation regarding the AGY Asia option exercise. The Company was in compliance with all such covenants as of December 31, 2011.

As of December 31, 2011 our borrowing base, calculated in accordance with the terms of the Amended Credit Facility, was $40,700. As of December 31, 2011, the Company had issued letters of credit totaling approximately $2,900 and had cash borrowings of $25,000 under the facility. The weighted average interest rate for cash borrowings outstanding as of December 31, 2011 was 3.38%. Borrowing availability after giving effect to the borrowing base at December 31, 2011 was approximately $12,800.

As of December 31, 2010, under our previous $40,000 Credit Facility, the Company had issued standby letters of credit totaling approximately $2,400 and had cash borrowings of $17,950 leaving total undrawn availability, after giving effect to the borrowing base, of $17,100.

AGY Asia Credit Facility- Non-recourse

In connection with the acquisition of AGY Asia, bank and shareholder debt of approximately $39.0 million was assumed and was refinanced as discussed below. In July, 2009, AGY Asia entered into a financing arrangement with the Bank of Shanghai (“AGY Asia Credit Facility”) for a five-year term loan and one-year working capital loan with original commitments of approximately $40.5 million and $11.7 million converted at the then-current exchange rate. Proceeds from the loans were used principally to repay the $37.6 million outstanding at the time of the refinancing under AGY Asia’s prior credit agreements.

At December 31, 2011, the unamortized term loan commitment was approximately $29.2 million (consisting of a commitment denominated in local currency of RMB 158.7 million, or approximately $25.2 million converted at an exchange rate of RMB 6.3 to 1 US dollar, the prevailing exchange rate as of December 31, 2011, and a US-dollar-denominated loan of $4 million), a one-year working capital loan in the aggregate amount of approximately $12.5 million (consisting of (i) a local currency loan of RMB 66.5 million, or approximately $10.6 million converted at the period-end exchange, and (ii) a US-dollar-denominated loan of $1.9 million), and a one-year letter of credit facility in the amount of $2 million.

Term loan

The term loan is secured by AGY Asia’s building, alloy metals and equipment and bears interest annually at the rate of either the five-year lending rate as published by the People’s Bank of China, plus a margin, or six-month LIBOR plus 3.0%. Term loan borrowings may be made in both local currency and US dollars, up to certain limits. At December 31, 2011 and 2010, AGY Asia had borrowings of approximately $27,600 and $33,400 outstanding under the term loan, respectively, consisting of a local currency loan of RMB 148,500 and RMB 183,500, respectively, or approximately $23,600 and $27,700, respectively, converted at the period-end exchange rate, and a U.S.-dollar-denominated loan of $4,000 and $5,700, respectively. The weighted average interest rate for cash borrowings outstanding as of December 31, 2011, was 7.0%.

There are semi-annual mandatory payments of principal on the term loan borrowings. At December 31, 2011, the remaining mandatory payments of principal were as follows:

2012	$10,999
2013	11,522
2014	5,047

$27,568

The Company has initiated discussion with the AGY Asia lender to modify the term loan amortization and has an agreement in principle to defer the $5.1 million April 2012 required principal payment for three months to July 2012, at which time the rest of the amortization schedule and financing needs will be reexamined. The deferral is subject to the execution of definitive documents, which the Company expects to complete shortly. However, there is no assurance that we will be able to permanently revise the term loan amortization schedule on terms acceptable to us or at all. If AGY Asia is unable to reach agreement with its lender to modify the term loan amortization schedule beyond July 2012, then AGY Asia may default under its loan agreement and the total outstanding debt of $27.6 million may be accelerated. As a result of this uncertainty, all the outstanding borrowings under the term loan were classified as current liabilities as of December 31, 2011.

Working Capital Loan

The working capital loan facility is secured by existing and future equipment and assets acquired by AGY Asia and bears interest annually at the rate of either the one-year lending rate as published by the People’s Bank of China, or three-month LIBOR plus 3.0%. Working capital loan borrowings may be made in both local currency and US Dollars, up to certain limits.

At December 31, 2011 and 2010, the Company had borrowings of approximately $11,600 and $9,900, respectively, outstanding under the working capital loan consisting of (i) a local currency loan of RMB 66,500 and RMB 52,250, respectively, or approximately $10,600 and $7,900, respectively, converted at the period-end exchange rate, and (ii) a U.S.-dollar-denominated loan of $1,000 and $2,000. The weighted average interest rate for cash borrowings outstanding as of December 31, 2011, was 6.9%.

During the second quarter of 2011, AGY Asia entered into a letter of credit (“LC”) discounting arrangement whereby certain trade receivables backed by LCs may be discounted with recourse and borrowed against at a nominal interest cost. At December 31, 2011, AGY Asia had discounted LCs with a face value of approximately $1,410 (which amount is recorded in trade receivables at December 31, 2011), receiving proceeds of approximately $1,270 and maintaining equity of approximately $140 in such receivables. At December 31, 2011, proceeds of $1,270 received from discounting were recorded as short-term debt payable.

The letter of credit facility is a one-year facility for the issuance of documentary letters of credit up to a maximum term of 120 days. A 15% deposit is required upon issuance with the balance due upon settlement of the underlying obligation.

The loan agreements contain customary representations and warranties and customary affirmative and negative covenants, including, among other things, interest coverage, restrictions on indebtedness, liens, investments, mergers and consolidations, dividends and other payments in respect to capital stock, and transactions with affiliates. The loan agreements also include customary events of default, including a default upon a change of control. AGY Asia was in compliance with all such covenants at December 31, 2011 and 2010.

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

Maturities of Long-Term Debt

As discussed above we classified all AGY Asia borrowings outstanding under the term loan as current as of December 31, 2011due to the uncertainty of AGY Asia's ability to make required principal payments and/or to consummate a refinancing, which would create an event of default and activate an acceleration clause. As a result maturities of long-term debt at December 31, 2011 only relate to AGY US and consist of the following:

	North America	China – Non- recourse	Total
2013	$—	$—	$—
2014	197,000	—	197,000

	$197,000	$—	$197,000

11.     TRANSACTIONS WITH RELATED PARTIES

The Company has a management agreement with the principal shareholder of Holdings pursuant to which this party provides management and other advisory services to the Company. The management agreement requires AGY to pay this party an annual management fee of $750 and to reimburse this party for out-of-pocket expenses incurred in connection with its services. The management agreement also provides that this party will receive transaction fees in connection with certain subsequent financings and acquisition transactions. The management agreement includes customary indemnification provisions in favor of this party and its affiliates. Under this Agreement, this related party was paid $750 for each of the two years ended December 31, 2010 and 2009. The management fees expensed in 2011 aggregated $750, of which $562.5 was paid and $187.5 was deferred.

In the fourth quarter of 2011 the Company entered into an agreement with the principal shareholder of Holdings, pursuant to which this party guarantees in case of default of the Company, the payment of interim management and corporate advisory services to be rendered by a global professional services firm, up to approximately $2.9 million to be incurred during the engagement of the professional services firm since September 2011. Such fees, amounting to $695 have been accrued and expensed as of December 31, 2011 as restructuring costs (Note 8).

12.     CAPITAL STOCK AND EQUITY

The authorized capital consists of a total of 1,000 shares of common stock with a par value of $0.01 per share. All 100 outstanding shares of the Company have been owned by Holdings since the Acquisition on April 7, 2006. The holder of each share has the right to one vote for each share of common stock held and no shareholder has special voting rights other than those afforded all shareholders generally under Delaware law. Shareholders share ratably, based on the number of shares held, in any and all dividends the Company may declare. As discussed in Note 10, the payment of dividends is restricted by the Credit Facility and no dividends were paid in any of the three years ended December 2011.

13.     EMPLOYEES BENEFITS

Pension and other Postretirement Benefits

Pension Benefits— Prior to 1998, the hourly and salaried employees of AGY participated in defined benefit plans maintained by Owens Corning (“OC”), a predecessor owner of the Company. Under the plans, early retirement pension subsidies were generally based on an employee’s pay and number of years of service. In September 1998, as part of a predecessor owner’s acquisition of AGY from OC, all employees of OC who transferred to AGY as of October 1, 1998, became eligible to receive the same early retirement pension subsidy offered by OC, which created a pension obligation for AGY. The accrued pension benefit was frozen as of October 1, 1998, and remains a liability of OC. Upon retirement from the Company, participants are entitled to begin receiving benefits from OC, recognizing service with OC and the Company for retirement eligibility purposes. Accordingly, the Company is obligated to reimburse OC for the value of the early retirement subsidy, which is based on the difference between (a) and (b) at the time of the employee’s early retirement:

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

During 2011, 2010 and 2009, the plan incurred settlement charges of $748, $376 and $780, respectively, in accordance with ASC 715 as a result of higher benefits payments than projected. Of these total settlements, the Company recorded $304, $146 and $220 as charges to earnings in 2011, 2010 and 2009, respectively, with the remainder recorded as a deferred loss in Other Comprehensive Income.

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

Certain retirees who retired between October 1, 1998, and December 31, 1999, participate in the retiree medical program of OC. Such employees became eligible to participate in the health care plans upon retirement if they had accumulated 10 years of service after age 45. Some of the plans were contributory, with some retiree contributions adjusted annually. OC reserved the right to change or eliminate these benefit plans subject to the terms of collective bargaining agreements. The predecessor owner of AGY assumed the liability for these health care benefits on September 30, 1998. As a result, the Company reimburses OC for actual expenses incurred for these certain retirees.

During 2011 as a result of a change in the Huntingdon collective bargaining agreement that triggered the termination of a significant number of employees and the elimination of their accrued benefits, the Company recorded a curtailment gain in “Cost of Goods Sold” of approximately $1.3 million which included the unamortized prior service cost and the change in projected benefit obligation, in accordance with ASC 715.

The following tables set forth the accumulated benefit obligation as of December 31, 2011 and 2010, and the changes in projected benefit obligations and plan assets of the Company’s pension and other postretirement plans as of and for the years ended December 31, 2011 and 2010.

	Pension Benefits		Other Postretirement Benefits
	2011	2010	2011	2010
Accumulated benefit obligation— end of year	$(3,786)	$(4,637)	$(5,422)	$(6,527)

Change in projected benefit obligation:
Projected benefit obligations — beginning of year	$4,637	$4,923	$6,527	$8,141
Service cost	—	—	286	448
Interest cost	157	209	329	435
Actuarial loss (gain)	(4)	126	239	(2,216)
Settlement Loss	748	—	—	—
Curtailment Gain	(214)	—	(1,299)	—
Plan participants’ contributions	—	—	145	327
Actual distributions	(1,538)	(621)	(805)	(608)

Projected benefit obligation — end of year	3,786	4,637	5,422	6,527

Change in plan assets (unfunded):
Actual employer contributions	1,538	621	660	281
Plan participants’ contributions	—	—	145	327
Actual distributions	(1,538)	(621)	(805)	(608)

Fair value of plan assets — end of year	—	—	—	—

Funded status — end of year	$(3,786)	$(4,637)	$(5,422)	$(6,527)

(Accrued) benefit cost:
(Accrued) benefit cost – beginning of year	$(3,838)	$(4,060)	$(9,020)	$(8,429)
Effect of settlement	(304)	(146)	—	—
Effect of curtailment	—	—	1,299	—
Net periodic cost	(204)	(253)	(333)	(872)
Actual employer contributions	1,538	621	660	281

(Accrued) benefit cost – end of year	$(2,808)	$(3,838)	$(7,394)	$(9,020)

The net actuarial loss (gain) recognized in accumulated other comprehensive income (pre-tax) consists of the following at December 31, 2011, 2010, and 2009:

	Pension Benefits			Other Postretirement Benefits
	2011	2010	2009	2011	2010	2009
Net actuarial loss (gain)	$978	$799	$863	$(1,972)	$(2,493)	$(288)

The pension benefit obligation and other postretirement benefits are recognized in the consolidated balance sheets at December 31, 2011 and 2010 as follows:

	Pension Benefits		Other Postretirement Benefits
	2011	2010	2011	2010
Accrued liabilities— current	$556	$643	$218	$398
Pension and other employee benefit plans— noncurrent	3,230	3,994	5,204	6,129

Total	$3,786	$4,637	$5,422	$6,527

Net periodic benefit costs for the Company’s pension and postretirement plans for 2011, 2010, and 2009 were as follows:

	Pension Benefits			Other Postretirement Benefits
	2011	2010	2009	2011	2010	2009
Net periodic benefit cost:
Service cost	$—	$—	$—	$286	$448	$448
Amortization of net loss/(gain)	47	44	—	(282)	(11)	(11)
Effect of Settlement	304	146	220	—	—	—
Effect of Curtailment	—	—	—	(1,299)	—	—
Interest cost	157	209	273	329	435	435

Net periodic benefit cost	508	399	493	(966)	872	872

Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Net actuarial (gain) loss	179	(64)	834	521	(2,205)	502

	179	(64)	834	521	(2,205)	502

Other changes in plan assets and benefit obligations recognized in net periodic benefit cost and other comprehensive income, (deficit) net	$687	$335	$1,327	$(445)	$(1,333)	$1,374

The estimated net (gain) loss and prior service cost that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $(242) and $95 for Other Postretirement Benefits and Pension Benefits, respectively.

Assumptions used to estimate the actuarial present value of benefit obligations and the net periodic benefit costs for 2011, 2010, and 2009 were as follows:

	Pension Benefits			Other Postretirement Benefits
	2011	2010	2009	2011	2010	2009
Discount rate used to measure obligation — end of year	2.90%	3.65%	4.49%	4.30%	5.20%	5.68%
Discount rate used to determine period benefit cost — beginning of year	3.65%	4.49%	6.00%	5.20%	5.68%	6.30%
Expected long-term rate of return on assets	N/A	N/A	N/A	N/A	N/A	N/A
Rate of increase in compensation levels	N/A	N/A	N/A	N/A	N/A	N/A

The discount rate reflects the current rate at which the pension and other postretirement liabilities could be effectively settled at the end of the year. The discount rate was determined by matching the Company’s expected benefit payments, taking into account the plans’ demographics, to payments from a stream of corporate AA or higher bonds.

	2011	2010	2009
Assumed health care cost trend rates — end of year
Health care cost trend rate assumed for next year	7.0%	8.0%	9.0%
Ultimate trend rate assumed for future years	5.0%	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2016	2013	2013

A one percentage point change in the assumed health care cost trend rate would have an insignificant impact on the other postretirement benefits obligation at December 31, 2011 and 2010.

Future estimated annual benefit payments (and 2012 contributions) for pension and other postretirement benefit obligations are as follows:

Years Ending December 31,	Pension Benefits	Other Postretirement Benefits
2012	$556	$218
2013	582	206
2014	522	216
2015	440	236
2016	404	251
Thereafter	1,306	1,615

	$3,810	$2,742

Defined Contribution Plan

The Company has a defined contribution 401(k) plan that allows qualifying employees to contribute up to 30% of their annual pretax or after-tax compensation subject to Internal Revenue Service (IRS) limitations. Effective January 1, 2007, AGY may provide a voluntary matching employer contribution of 50% on up to 6% of each participant’s before-tax salary deferral. In addition, AGY may make an employer contribution to the plan based on the Company’s annual financial performance. For the years ended December 31, 2011, 2010 and 2009, the Company contributed or accrued $526, $645, and $550 respectively. Effective December 2011, the Company suspended matching contributions for hourly employees at its Aiken SC location and for all salaried employees.

14.    STOCK BASED COMPENSATION

The Company’s stock-based compensation includes Holdings’ stock options and restricted stock. Total stock-based compensation was approximately $199, $43 and $415 in 2011, 2010 and 2009, respectively.

Stock Options — On April 7, 2006, Holdings adopted the 2006 stock option plan that provides that up to 1,335,000 shares of Holdings’ common stock are reserved for issuance under this plan, pursuant to the exercise of options under this plan, all contingent upon continuous employment through the date of vesting. Holdings had 11,483,915 shares of common stock outstanding as of December 31, 2011.

For the stock options granted through 2010, 50% vest over a three-year period from the grant date. The remaining 50% vest based on the Company achieving annual or cumulative financial targets over a three-year period from the grant date. As of December 31, 2011, the Company exceeded one of the three-year plan financial targets, which triggered the vesting of one-third of the performance-based stock options granted in 2006. Up to their expiration date, the remainder of the performance-based stock options can vest upon a change of control or at the sole discretion of the Board of Directors.

Beginning with grants in 2011, all the options granted under the 2006 stock option plan vest over a four-year period from the grant date.

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

The fair value of each grant was calculated with the following weighted-average assumptions:

Year of Grant	2011	2010	2009
Risk-free interest rate	0.7%	1.78%	N/A
Expected life of option in years	4.2	4.4	N/A
Expected dividend yield	—	—	N/A
Expected volatility	37.4%	41%	N/A

The weighted-average fair value of options outstanding was $3.30 and $4.04 per share at December 31, 2011 and 2010, respectively. Based on the fair value of the stock options, the stock-based compensation was $199, $43 and $415 in 2011, 2010 and 2009, respectively. The remaining unrecognized compensation at December 31, 2011 is estimated at approximately $500 and is expected to be recognized as expense over the next four years.

A summary of Holdings’ stock options outstanding and exercisable and activity for 2009, 2010 and 2011 is summarized below:

	Number of Options	Weighted- Average Remaining Contractual Life (In Years)	Weighted- Average Remaining Exercise Price
Outstanding — January 1, 2009	1,310,000	7.3	$10.0
Granted	—
Exercised	—
Forfeited/Expired	(105,000)		$10.00

Outstanding — December 31, 2009	1,205,000	6.3	$10.00

Granted	70,000		$6.55
Exercised	—
Forfeited/Expired	(125,000)		$10.00

Outstanding — December 31, 2010	1,150,000	5.3	$9.79

Granted	290,000		$5.21
Exercised	—
Forfeited/Expired	(420,000)		$10.00

Outstanding — December 31, 2011	1,020,000	4.3	$8.40

Vested or expected to vest — December 31, 2011	838,333	4.3	$8.20

Exercisable — December 31, 2011	525,000	4.3	$9.92

Restricted Stock Units — On April 7, 2006, Holdings also granted 100,000 restricted stock units (“RSU”) pursuant to the terms of an executive employment agreement. These RSUs vested 50% on both April 7, 2007, and April 8, 2008, and were subject to certain forfeiture conditions.

The stock-based compensation cost related to RSUs was nil for the three years ended December 31, 2011. There is no remaining unrecognized compensation expense for the RSUs at December 31, 2011.

15.    COMPREHENSIVE LOSS

The following table presents comprehensive loss, which represents net loss and other gains and losses affecting shareholder’s equity that are not reflected in the Company’s consolidated statements of operations:

	Twelve Months Ended December 31,
	2011	2010	2009
Net loss attributable to AGY Holding Corp.	$(54,523)	$(16,122)	$(92,393)
Foreign currency translation adjustments	2,278	1,296	14
Pension and other postretirement benefit adjustments	(669)	1,426	(830)

Comprehensive deficit attributable to AGY Holding Corp.	$(52,914)	$(13,400)	$(93,209)

Net (loss) income attributable to noncontrolling interest	$(12,240)	$1,545	$(1,119)
Foreign currency translation adjustments	516	297	8

Comprehensive income (deficit) attributable to noncontrolling interest	$(11,724)	$1,842	$(1,111)

Net loss	$(66,763)	$(14,577)	$(93,512)
Foreign currency translation adjustments	2,794	1,593	22
Pension and other postretirement benefit adjustments	(669)	1,426	(830)

Comprehensive loss, including portion attributable to noncontrolling interest	$(64,638)	$(11,558)	$(94,320)

16.    DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company from time to time enters into fixed-price agreements for the energy requirements of its AGY US segment to reduce the variability of the cash flows associated with forecasted purchases of natural gas. Although these contracts are considered derivatives instruments, they typically meet the normal purchases exclusion contained in ASC 815 and are therefore exempted from the related accounting requirements. At December 31, 2011, the Company had existing contracts for physical delivery of natural gas at its Aiken, SC facility and at its Huntingdon, PA facility that fix the commodity cost of natural gas for approximately 60% and 80%, respectively, of its estimated natural gas purchase requirements in the next twelve months.

At December 31, 2011, the Company also had existing contracts for physical delivery of electricity at its Huntingdon, PA facility that fix the commodity cost of approximately 80% of its estimated electricity purchase requirements in the next twelve months.

The Company also uses, on occasion, foreign currency derivatives to manage the risk associated with fluctuations in foreign exchange rates. At December 31, 2011 and 2010, respectively the Company had no foreign currency hedging agreements in effect.

17.    INCOME TAXES

The income tax expense (benefit) for the years ended December 31, 2011, 2010 and 2009, consists of the following:

	2011			2010			2009
	Current	Deferred	Total	Current	Deferred	Total	Current	Deferred	Total
Federal	$—	$—	$—	$(415)	$(5,636)	$(6,051)	$—	$(12,055)	$(12,055)
State	36	—	36	105	(450)	(345)	28	(1,052)	(1,024)
Foreign	57	—	57	50	—	50	—	—	—

	$93	$0	$93	$(260)	$(6,086)	$(6,346)	$28	$(13,107)	$(13,079)

The differences between the effective tax rate used in the consolidated statements of income and the expected tax rate (computed by applying the U.S. federal corporate tax rate of 34% to income before income taxes) are as follows:

	2011	2010	2009
Loss before income tax (expense) benefit:
- Domestic	$(25,867)	$(26,294)	$(102,892)
- Foreign	(40,804)	5,371	(3,699)

	$(66,670)	$(20,923)	$(106,591)

Computed expected tax provision (benefit)	$(22,668)	$(7,114)	$(36,243)
State taxes — net of federal benefit	(787)	69	(1,071)
Nondeductible items	26	25	959
Change in valuation allowance	19,888	1,545	722
Change in rate for deferred taxes	—	—	—
Bargain purchase gain	—	—	(6,928)
Impairment of goodwill	—	—	28,897
Foreign rate differential	3,671	(469)	538
Domestic net operating loss carryforward	—	(281)	—
ASC 740- 10 Reserve Release	—	(133)	—
Other	(37)	12	47

Income tax expense (benefit)	$93	$(6,346)	$(13,079)

The tax effect of temporary differences, which give rise to deferred tax assets (liabilities) are as follows at December 31, 2011 and 2010:

	2011	2010
Gross deferred tax assets:
Domestic net operating loss carryforward	$31,737	$25,295
Pension and other employee benefit plans, including stock-based compensation	4,615	6,552
Accrued liabilities	3,908	3,962
Impairment	9,474	—
Foreign net operating loss carryforward	7,416	5,624
Other	47	59

Gross deferred tax assets	57,197	41,492
Less valuation allowance	(23,366)	(3,773)

Gross deferred tax assets — net of valuation allowance	33,831	37,719

Gross deferred tax liabilities:
Property, plant, and equipment	(30,503)	(34,074)
Intangible assets	(5,336)	(5,653)

Gross deferred tax liabilities	(35,839)	(39,727)

Net deferred tax liabilities	$(2,008)	$(2,008)

The net deferred tax liabilities are recognized as follows in the consolidated balance sheets at December 31, 2011 and 2010:

	2011	2010
Current deferred tax assets	$3,370	$4,984
Noncurrent deferred tax liabilities	(5,378)	(6,992)

Net deferred tax liabilities	$(2,008)	$(2,008)

The Company has determined that, at present, it is more likely than not that its foreign net operating loss (“NOL”) carryforward will not be realized. Therefore, a valuation allowance has been provided to reduce the carrying amount of the NOL carryforward to zero at December 31, 2011. The Company recorded during 2010 a valuation allowance for domestic deferred tax assets, which are not more-likely-than-not to be realized and do not relate to assets with indefinite useful life. Generally, the Company can recognize deferred tax assets for the losses incurred until such time that the aggregate deferred tax assets exceed aggregate deferred tax liabilities that do not relate to assets with an indefinite useful life. The Company remains in a valuation allowance position for domestic deferred tax assets, which are not more-likely-than-not to be realized and do not relate to assets with indefinite useful life at December 31, 2011.

At December 31, 2011, the Company had domestic federal NOL carryforwards of approximately $86,850 and state NOL carryforwards of approximately $40,967 that will begin expiring in 2026. Also at December 31, 2011, the Company had foreign NOL carryforwards of approximately $29,663 that begin expiring in 2013.

Uncertain Tax Positions

The total amount of unrecognized tax benefits, excluding the impact of interest and penalties, as of December 31, 2011 and 2010, was $262 and $262, respectively, of which approximately $6 would impact the effective rate for both years if recognized. In accordance with its accounting policy, the Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of tax expense. During 2011 and 2010, accrued interest and penalties were minimal. The Company’s consolidated balance sheet as of December 31, 2011 includes interest and penalties of $2 and $2 respectively.

The following table summarizes the activity related to the Company’s unrecognized tax benefits, excluding interest and penalties:

Balance as of January 1, 2009	$406
Additions for tax positions of prior years	480
Expiration of the statute of limitations for the assessment of taxes	—

Balance as of December 31, 2009	886

Reductions for tax positions of prior years	(498)
Expiration of the statute of limitations for the assessment of taxes	(126)

Balance as of December 31, 2010	262

Reductions for tax positions of prior years	—
Expiration of the statute of limitations for the assessment of taxes	—

Balance as of December 31, 2011	$262

The Company does not anticipate the balance of gross unrecognized tax benefits at December 31, 2011, to significantly change during the next 12 months.

As of December 31, 2011, the Company is subject to U.S. federal income tax examinations for the tax years 2009 through 2011. In addition, the Company is subject to state and local income tax examinations for the tax years 2008 through 2010. The Company concluded a U.S. federal income tax examination during 2010 for the year ended December 31, 2007, which resulted in no adjustments.

18.    ALLOY METAL LEASES

The Company leases under short-term operating leases (generally with lease terms from six to twelve months) a significant portion of the alloy metals needed to support our manufacturing operations. During the years ended December 31, 2011, 2010 and 2009, total lease costs of alloy metals were approximately $4,280, $3,648 and $3,595, respectively, and were classified as a component of cost of goods sold.

The Company has leased alloy metals under the following agreements during 2011, 2010 and 2009:

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

Deutsche Bank Master Lease Agreement — In connection with the termination of the Metal Consignment Facility with Bank of Nova Scotia in October 2009, the Company entered into a new master lease agreement (the "Master Lease Agreement") with DB. The Master Lease Agreement has a three-year term and allows AGY to enter into leases of alloy metals, up to 51,057 ounces of platinum and up to 3,308 ounces of rhodium, with terms of one to twelve months. Lease costs are determined by the quantity of metal leased, multiplied by a benchmark value of the applicable precious metal and a margin above the lease rate index based on DB's daily precious metal rates. The Master Lease Agreement is secured by a security interest in rhodium up to a value that is the lesser of 35% of the leased platinum or $24,400. The Master Lease Agreement contains customary events of default, including, without limitation, nonpayment of lease payments, inaccuracy of representations and warranties in any material respect and a cross-default provision with any credit facility or leasing facility greater than $500, including the Amended Credit Facility and the Notes. There are no financial maintenance covenants included in the New Master Lease Agreement.

At December 31, 2011, the Company leased approximately 49,800 ounces of platinum and 3,300 ounces of rhodium under the New Master Lease Agreement, with a notional value of approximately $82,700 and $6,200, respectively. All of the leases outstanding at December 31, 2011 had initial terms of six to twelve months, maturing no later than October 5, 2012 (with future minimum rentals of approximately $1,850 until maturity in October 2012).

We are currently in discussions with DB to extend the facility beyond its original maturity date, or in October 2012 but there is no assurance that we will be able to obtain replacement financing on terms acceptable to us or at all. If we are unable to refinance the facility by June 15, 2012, in a manner acceptable to our senior secured revolving lenders, this will be an event of default under that agreement and the lenders may accelerate amounts due under that facility, which could then trigger a default under our senior second lien notes.

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

At December 31, 2011, long-lived assets of AGY Asia were tested for impairment. Accordingly, as discussed in Note 5, the Company recorded an impairment charge of $37.9 million based on the orderly liquidation value in exchange basis of the long-lived assets given the uncertainty for AGY Asia to operate as a going concern beyond 2012. The valuation methodologies used to determine fair value, with the assistance of a third party valuation specialist, were a market approach for those assets where a secondary market exists and a replacement cost approach for the remainder. Since there were primarily unobservable inputs, management concluded that this was a Level 3 fair value measurement.

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

In accordance with the provisions of ASC 350-20, the goodwill of the AGY US segment with a carrying amount of approximately $84,992 was written off as of December 31, 2009.

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

At December 31, 2011, 2010 and 2009, the Company recorded the attribution of the NCI net income (loss) and other comprehensive income (loss) and performed a subsequent measurement of the probable redemption amount. As the present value of the probable redemption price was below the initial carrying value of the NCI and as the redemption was still probable, the Company concluded that the mezzanine classification was still appropriate as of December 31, 2009. As of December 31, 2011 and 2010 the equity instrument is redeemable but remains below its initial carrying value and became nil as of December 31, 2011. Therefore, only the redemption amount determined as of the end of the period is classified in mezzanine equity and any NCI above this amount is presented in permanent equity.

Changes in noncontrolling interest during the years ended December 31, 2009, 2010 and 2011 are set forth below:

	Mezzanine Equity	Permanent Equity	Total NCI
Balance as of January 1, 2009	$—	$—	$—
Noncontrolling interest in AGY Asia on June 10, 2009	12,431	—	12,431
Net loss attributable to NCI – AGY Asia	(1,119)	—	(1,119)
Other comprehensive income attributable to NCI – AGY Asia	9	—	9

Balance as of December 31, 2009	11,321	—	11,321

Net income attributable to NCI – AGY Asia	1,545	—	1,545
Other comprehensive income attributable to NCI – AGY Asia	297	—	297
Adjustment to NCI Redemption amount	(9,762)	9,762	—

Balance as December 31, 2010	3,401	9,762	13,163

Net (loss) attributable to NCI – AGY Asia	(12,240)	—	(12,240)
Other comprehensive income attributable to NCI – AGY Asia	516	—	516
Adjustment to NCI Redemption amount	8,323	(8,323)	—

Balance as December 31, 2011	$—	$1,439	$1,439

21.    VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

For the Year Ended December 31, 2011	Balance at Beginning of Period	Charged to Costs and Expenses		Write-offs	Deductions / Others		Acquisitions and Divestitures	Balance at End of Period
Allowance for Trade Receivables	$3,124	6,089	(1)	—	(6,510	)(2)	—	$2,703
Allowance for inventories	$1,829	583		165	—		—	$2,577
Tax valuation allowance	$3,773	—		—	19,593		—	$23,366

For the Year Ended December 31, 2010	Balance at Beginning of Period	Charged to Costs and Expenses		Write-offs	Deductions / Others		Acquisitions and Divestitures	Balance at End of Period
Allowance for Trade
Receivables	$2,558	9,085	(1)	—	(8,520	)(2)	—	$3,123
Allowance for inventories	$2,618	—		—	(789)		—	$1,829
Tax valuation allowance	$862	1,545		—	1,366		—	$3,773

(1)	Includes rebates accrued to sales.
(2)	Includes rebates paid to customers

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

In addition to the alloy metal leases discussed in Note 18, the Company also leases manufacturing and other equipment and property under operating leases. Total rent expense for the years ended December 31, 2011, 2010 and 2009, was approximately $1,600, $1,630 and $1,970, respectively. The following summarizes the future minimum lease payments for each of the next five years and the total thereafter:

Years Ending December 31,
2012	$1,069
2013	1,063
2014	1,059
2015	596

$3,787

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

Twelve Months Ended December 31, 2011	AGY US	AGY Asia	Corporate and Other (1)	Total
Total net sales	$155,268	$29,704	$(1,319)	$183,653
Loss from operations (1)	(3,732)	(38,250)	(1,042)	(43,024)
Depreciation and amortization	10,435	6,021	—	16,456
Alloy metals depletion, net	6,724	586	—	7,310
Property, plant and equipment, and alloy metals, net	114,786	50,266	—	165,052
Carrying amount of intangible assets	17,185	—	—	17,185
Total assets	175,583	63,018	—	238,601

(1)	Operating loss for the year ended December 31, 2011 within the corporate and other segment includes $1,370 of restructuring expense (discussed in Note 8), stock compensation expense, and the management fees payable to the Company’s sponsor. These are partially offset by a $1,299 gain recorded on the sale of alloy metals.

Twelve Months Ended December 31, 2010	AGY US	AGY Asia	Corporate and Other (2)	Total
Total net sales	$158,501	$28,159	$(2,986)	$183,674
Loss from operations (1)	2,093	1,167	(1,587)	1,673
Depreciation and amortization	10,012	5,523	4,114	19,649
Alloy metals depletion, net	7,633	470	—	8,103
Property, plant and equipment, and alloy metals, net	130,679	89,659	—	220,338
Carrying amount of intangible assets	17,953	—	—	17,953
Total assets	193,516	105,171	—	298,687

(2)	Operating loss for the year ended December 31, 2010 within the corporate and other segment includes primarily, $2,658 of restructuring expense and $4,114 of accelerated depreciation expense (discussed in Note 8), stock compensation expense, the management fees payable to the Company’s sponsor, a $331 loss recorded on the sale of assets. These are partially offset by a $6,276 gain from contract termination (discussed in Note 9).

Twelve Months Ended December 31, 2009

	AGY US	AGY Asia	Corporate and Other (2)	Total
Total net sales	$141,058	$12,983	$(189)	$153,852
Loss from operations (1)	(15,411)	(2,487)	(88,300)	(106,198)
Depreciation and amortization	10,637	2,974	—	13,611
Alloy metals depletion, net	6,475	258	—	6,733
Property, plant and equipment, and alloy metals, net	159,466	89,630	—	249,096
Carrying amount of intangible assets	19,667	—	—	19,667
Total assets	227,083	103,783	—	330,866

(3)	Operating loss for the year ended December 31, 2009 within the corporate and other segment includes primarily, $84,992 of goodwill impairment charge related to the AGY US segment (discussed in Note 7), $2,725 of acquisition-related cost (discussed in Note 3), $789 of restructuring expense (discussed in Note 8), stock compensation expense and the management fees payable to the Company’s sponsor. These are partially offset by the gain recorded on the sale of assets.

24.    CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

As described in Note 10, an aggregate of $172,000 of the Notes remain outstanding as of December 31, 2011. The Notes are guaranteed, fully, unconditionally and jointly and severally, by each of AGY Holding Corp.’s existing and future wholly-owned domestic subsidiaries, other than immaterial subsidiaries (collectively, the “Combined Guarantor Subsidiaries”).

For the purpose of the following footnote:

•	AGY Holding Corp. is referred to as “Parent”;

•	The Combined Guarantor Subsidiaries represent all subsidiaries other than the Combined Nonguarantor subsidiaries defined below; and

•	The “Combined Nonguarantor Subsidiaries” as of December 31, 2011 include only the subsidiaries forming AGY Asia: AGY Cayman LLC, AGY Hong Kong Ltd and AGY Shanghai.

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

Condensed Consolidating Balance Sheet

	As of December 31, 2011
	Parent	Combined Guarantor Subsidiaries	Combined Nonguarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Total current assets	$1,800	$41,822	$12,248	$—	$55,870
Due (to) from affiliates	(46,157)	47,255	(1,098)	—	—
Property, plant and equipment, net	64,883	49,903	50,266	—	165,052
Intangible assets, net	2,319	14,866	—	—	17,185
Investment in unconsolidated entities	141,868	—	—	(141,868)	—
Other assets	—	—	494	—	494

Total	$164,713	$153,846	$61,910	$(141,868)	$238,601

LIABILITIES, OBLIGATION UNDER PUT/CALL FOR NONCONTROLLING INTEREST AND SHAREHOLDER’S EQUITY
Total current liabilities	$8,274	$14,757	$43,880	$—	$66,911
Long-term debt	197,000	—	—	—	197,000
Other long-term liabilities	—	13,675	137	—	13,812
Obligation under put/call for noncontrolling interest	—	—	—	—	—
Parent’s shareholder’s equity	(40,561)	125,414	16,454	(141,868)	(40,561)
Noncontrolling interest equity	—	—	1,439	—	1,439

Total	$164,713	$153,846	$61,910	$(141,868)	$238,601

Condensed Consolidating Statements of Operations

	Year Ended December 31, 2011
	Parent	Combined Guarantor Subsidiaries	Combined Nonguarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$155,268	$29,704	$(1,319)	$183,653
Cost of goods sold	—	145,690	27,474	(1,439)	171,725

Gross profit	—	9,578	2,230	120	11,928

Selling, general and administrative expenses	(956)	(12,263)	(2,582)	—	(15,801)
Restructuring charges	(1,370)	—	—	—	(1,370)
Amortization of intangible assets	—	(1,003)	—	—	(1,003)
Long-lived assets impairment charge	—	—	(37,898)	—	(37,898)
Other operating income (expense)	1,299	(59)	—	(120)	1,120

Loss from operations	(1,027)	(3,747)	(38,250)	—	(43,024)

Interest expense	(21,016)	—	(2,705)	—	(23,721)
Equity losses in consolidated entities	(44,720)	—	—	44,720	—
Other (expense) income, net	—	(80)	155	—	75

Loss before income tax benefit	(66,763)	(3,827)	(40,800)	44,720	(66,670)
Income tax (expense) benefit	—	(93)	—	—	(93)

Net loss	(66,763)	(3,920)	(40,800)	44,720	(66,563)

Less: Net loss attributable to the noncontrolling interest	12,240	—	12,240	(12,240)	12,240

Net loss attributable to AGY Holding Corp.	$(54,523)	$(3,920)	$(28,560)	$32,480	$(54,523)

Condensed Consolidating Statements of Cash Flows

	Year Ended December 31, 2011
	Parent	Combined Guarantor Subsidiaries	Combined Nonguarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net loss	$(66,763)	$(3,920)	$(40,800)	$44,720	$(66,763)
Equity losses in unconsolidated entities	44,720	—	—	(44,720)	—
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Long-lived assets impairment charge	—	—	37,898	—	37,898
Depreciation, alloy metals depletion and amortization	767	18,790	4,976	—	24,533
(Gain) loss on sale, disposal of assets or exchange of property and equipment and alloy metals	(1,299)	14	—	—	(1,285)
Stock compensation	199	—	—	—	199
Deferred income tax benefit	—	—	—	—	—
Change in assets and liabilities	2,461	(839)	1,487	—	3,109
Parents loans and advances	7,709	(8,563)	854	—	—

Net cash (used in) provided by operating activities	(12,206)	5,482	4,415	—	(2,309)

Cash flows from investing activities:
Purchase of property, plant and equipment and alloy metals	—	(5,482)	(582)	—	(6,064)
Proceeds from the sale of property and equipment and alloy metals	6,090	—	—	—	6,090

Net cash provided by (used in) investing activities	6,090	(5,482)	(582)	—	26

Cash flows from financing activities:
Net proceeds from Revolving Credit Facility	7,050	—	—	—	7,050
Net payments of Asia Credit Facility	—	—	(4,685)	—	(4,685)
Debt issuances and others	(1,002)	—	—	—	(1,002)

Net cash provided by (used in) by financing activities	6,048	—	(4,685)	—	1,363

Effect of exchange rate changes on cash	7	—	49	—	56

Net decrease in cash	(61)	—	(803)	—	(864)

Cash, beginning of year	565	—	2,567	—	3,132

Cash, end of year	$504	$—	$1,764	$—	$2,268

Condensed Consolidating Balance Sheet

	As of December 31, 2010
	Parent	Combined Guarantor Subsidiaries	Combined Nonguarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Total current assets	$1,859	$42,769	$14,710	$—	$59,338
Due (to) from affiliates	(31,584)	33,309	(1,725)	—	—
Property, plant and equipment, net	76,672	54,007	89,659	—	220,338
Intangible assets, net	2,083	15,870	—	—	17,953
Investment in unconsolidated entities	159,404	—	—	(159,404)	—
Other assets	35	221	802	—	1,058

Total	$208,469	$146,176	$103,446	$(159,404)	$298,687

LIABILITIES, OBLIGATION UNDER PUT/CALL FOR NONCONTROLLING INTEREST AND SHAREHOLDER’S EQUITY
Total current liabilities	$6,365	$12,914	$22,003	$—	$41,282
Long-term debt	189,950	—	25,023	—	214,973
Other long-term liabilities	—	16,734	381	—	17,115
Obligation under put/call for noncontrolling interest	—	—	3,401	—	3,401
Parent’s shareholder’s equity	12,154	116,528	42,876	(159,404)	12,154
Noncontrolling interest equity	—	—	9,762	—	9,762

Total	$208,469	$146,176	$103,446	$(159,404)	$298,687

Condensed Consolidating Statements of Operations

	Year Ended December 31, 2010
	Parent	Combined Guarantor Subsidiaries	Combined Nonguarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$158,501	$28,159	$(2,986)	$183,674
Cost of goods sold	—	147,669	24,249	(2,986)	168,932

Gross profit	—	10,832	3,910	—	14,742

Selling, general and administrative expenses	(793)	(12,434)	(2,743)	147	(15,823)
Restructuring charges	—	(2,658)	—	—	(2,658)
Amortization of intangible assets	—	(1,003)	—	—	(1,003)
Other operating (expense) income	(331)	617	6,276	(147)	6,415

Income (loss) from operations	(1,124)	(4,646)	7,443	—	1,673

Interest expense	(20,374)	—	(2,408)	—	(22,782)
Equity earnings (losses) in consolidated entities	1,689	—	—	(1,689)	—
Other income (expense), net	—	71	115	—	186

(Loss) income before income tax benefit	(19,809)	(4,575)	5,150	(1,689)	(20,923)
Income tax benefit	5,232	1,114	—	—	6,346

Net (loss) income	(14,577)	(3,461)	5,150	(1,689)	(14,577)

Less: Net (income) loss attributable to the noncontrolling interest	(1,545)	—	(1,545)	1,545	(1,545)

Net (loss) income attributable to AGY Holding Corp.	$(16,122)	$(3,461)	$3,605	$(144)	$(16,122)

Condensed Consolidating Statements of Cash Flows

	Year Ended December 31, 2010
	Parent	Combined Guarantor Subsidiaries	Combined Nonguarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss) income	$(14,577)	$(3,461)	$5,150	$(1,689)	$(14,577)
Equity earnings in unconsolidated entities	(1,689)	—	—	1,689	—
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Gain from contract termination	—	—	(6,276)	—	(6,276)
Depreciation, alloy metals depletion and amortization	711	21,759	5,993	—	28,463
Loss on sale, disposal of assets or exchange of property and equipment and alloy metals	331	—	—	—	331
Stock compensation	43	—	—	—	43
Deferred income tax benefit	(5,232)	(854)	—	—	(6,086)
Change in assets and liabilities	2,504	(4,778)	(3,769)	—	(6,043)
Parents loans and advances	4,945	(6,190)	1,245	—	—

Net cash (used in) provided by operating activities	(12,964)	6,476	2,343	—	(4,145)

Cash flows from investing activities:
Purchase of property, plant and equipment and alloy metals	—	(6,476)	(3,362)	—	(9,838)
Proceeds from the sale of property and equipment and alloy metals	14,146	—	—	—	14,146

Net cash provided by (used in) investing activities	14,146	(6,476)	(3,362)	—	4,308

Cash flows from financing activities:
Net payments from Revolving Credit Facility	(1,300)	—	—	—	(1,300)
Net proceeds from Asia Credit Facility	—	—	1,012	—	1,012
Debt issuances and others	(100)	—	—	—	(100)

Net cash (used in) provided by financing activities	(1,400)	—	1,012	—	(388)

Effect of exchange rate changes on cash	—	—	(82)	—	(82)

Net decrease in cash	(218)	—	(89)	—	(307)

Cash, beginning of year	783	—	2,656	—	3,439

Cash, end of year	$565	$—	$2,567	$—	$3,132

Condensed Consolidating Statements of Operations

	Year Ended December 31, 2009
	Parent	Combined Guarantor Subsidiaries	Combined Nonguarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$141,058	$12,983	$(189)	$153,852
Cost of goods sold	—	143,078	13,627	(193)	156,512

Gross loss	—	(2,020)	(644)	4	(2,660)

Selling, general and administrative expenses	(1,165)	(13,211)	(1,663)	76	(15,963)
Restructuring charges	—	(789)	—	—	(789)
Amortization of intangible assets	—	(1,003)	—	—	(1,003)
Goodwill impairment charge	—	(84,992)	—	—	(84,992)
Other operating income (expense)	1,190	847	(2,748)	(80)	(791)

Income (loss) from operations	25	(101,168)	(5,055)	—	(106,198)

Interest expense	(20,499)	—	(1,736)	—	(22,235)
Equity losses in unconsolidated entities	(81,524)	—	—	81,524	—
Gain on bargain purchase	—	—	20,376	—	20,376
Other income, net	1,138	15	313	—	1,466

(Loss) income before income tax benefit	(100,860)	(101,153)	13,898	81,524	(106,591)
Income tax benefit	7,348	5,731	—	—	13,079

Net (loss) income	(93,512)	(95,422)	13,898	81,524	(93,512)

Less: Net loss attributable to the noncontrolling interest	1,119	—	1,119	(1,119)	1,119

Net (loss) income attributable to AGY Holding Corp.	$(92,393)	$(95,422)	$15,017	$80,405	$(92,393)

Condensed Consolidating Statements of Cash Flows

	Year Ended December 31, 2009
	Parent	Combined Guarantor Subsidiaries	Combined Nonguarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss) income	$(93,512)	$(95,422)	$13,898	$81,524	$(93,512)
Equity losses in unconsolidated entities	81,524	—	—	(81,524)	—
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Goodwill impairment charge	—	84,992	—	—	84,992
Effect of adopting ASC 805 for acquisition-related costs	1,098	—	—	—	1,098
Gain on bargain purchase for majority interest business acquisition	—	—	(20,376)	—	(20,376)
Depreciation, alloy metals depletion and amortization	713	17,112	3,232	—	21,057
Gain on sale, disposal of assets or exchange of property and equipment and alloy metals	(1,190)	12	—	—	(1,178)
Gain on early extinguishment of debt	(1,138)	—	—	—	(1,138)
Stock compensation	415	—	—	—	415
Deferred income tax benefit	(7,348)	(5,759)	—	—	(13,107)
Change in assets and liabilities	5,119	6,121	(637)	—	10,603
Parents loans and advances	(6,551)	3,803	2,748	—	—

Net cash (used in) provided by operating activities	(20,870)	10,859	(1,135)	—	(11,146)

Cash flows from investing activities:
Purchase of property, plant and equipment and alloy metals	—	(12,098)	(1,251)	—	(13,349)
Proceeds from the sale of property and equipment and alloy metals	15,939	—	—	—	15,939
Decrease in restricted cash	—	1,239	11,817	—	13,056
Payment for majority interest business acquisition, net of cash acquired	(20,000)	—		1,847	(18,153)

Net cash (used in) provided by investing activities	(4,061)	(10,859)	10,566	1,847	(2,507)

Cash flows from financing activities:
Net proceeds from Revolving Credit Facility	2,850	—	—	—	2,850
Purchases of Senior Secured Notes	(1,793)	—	—	—	(1,793)
Net proceeds from Asia Credit Facility	—	—	3,635	—	3,635
Payment on Shanghai Grace Fabrication Corporation loan	—	—	(12,309)	—	(12,309)
Capital contribution	20,000	—	—	—	20,000
Debt issuances and others	(100)	—	—	—	(100)

Net cash provided by (used in) financing activities	20,957	—	(8,674)	—	12,283

Effect of exchange rate changes on cash	(3)	—	52	—	49

Net (decrease) increase in cash	(3,977)	—	809	1,847	(1,321)

Cash, beginning of year	4,760	—	1,847	(1,847)	4,760

Cash, end of year	$783	$—	$2,656	$—	$3,439

25.    Subsequent Events

None to report.