Form 10-Q
period 2012-03-31
AGY Holding Corp.
filed 2012-05-15
CIK 1431824

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2012

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

There is no established trading market for the Common Stock of the registrant. The total number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of May 14, 2012 was 100.

PART I — FINANCIAL INFORMATION

ITEM 1. — Consolidated Financial Statements

AGY Holding Corp. and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands except per share amounts)

	March 31, 2012 (Unaudited)	December 31, 2011
Assets
Current assets:
Cash	$3,137	$2,268
Trade accounts receivable, less allowances of $2,403 and $2,703 at March 31, 2012 and December 31, 2011, respectively	19,309	17,572
Inventories, net	28,566	30,795
Deferred tax assets	3,007	3,370
Other current assets	2,293	1,865

Total current assets	56,312	55,870
Property, plant and equipment, and alloy metals, net	159,343	165,052
Intangible assets, net	16,738	17,185
Other assets	460	494

TOTAL	$232,853	$238,601

Liabilities, Obligation Under Put/Call for Noncontrolling Interest and Shareholder’s Deficit
Current liabilities:
Accounts payable	$15,256	$14,627
Accrued liabilities	19,517	11,896
Short-term borrowings	12,418	12,820
Current portion of long-term debt	27,593	27,568

Total current liabilities	74,784	66,911
Long-term debt	192,000	197,000
Pension and other employee benefit plans	8,544	8,434
Deferred tax liabilities	5,015	5,378

Total liabilities	280,343	277,723

Commitments and contingencies
Obligation under put/call for noncontrolling interest	—	—

Shareholder’s equity (deficit):
Common stock, $.01 par value per share; 1,000 shares authorized; 100 shares issued and outstanding at March 31, 2012 and December 31, 2011	—	—
Additional paid-in capital	122,422	122,386
Accumulated deficit	(175,482)	(167,085)
Accumulated other comprehensive deficit	4,130	4,138

Total AGY Holding Corp. shareholder’s deficit	(48,930)	(40,561)
Noncontrolling interest	1,440	1,439

Total shareholder’s deficit	(47,490)	(39,122)

TOTAL	$232,853	$238,601

The accompanying notes are an integral part of the unaudited consolidated financial statements.

AGY Holding Corp. and Subsidiaries

Consolidated Statements of Operations

	(Unaudited)
(Dollars in thousands)	Three Months Ended March 31,
	2012	2011

Net sales	$47,056	$44,932
Cost of goods sold	(42,352)	(41,882)

Gross profit	4,704	3,050
Selling, general and administrative expenses	(3,968)	(3,981)
Restructuring charges	(2,932)	(17)
Amortization of intangible assets	(251)	(251)
Other operating expense	(161)	(154)

Loss from operations	(2,608)	(1,353)
Other non-operating (expense) income:
Interest expense	(5,857)	(5,759)
Other income, net	59	43

Loss before income tax benefit	(8,406)	(7,069)
Income tax benefit	—	—

Net loss	(8,406)	(7,069)
Less: Net loss attributable to the noncontrolling interest	10	181

Net loss attributable to AGY Holding Corp.	$(8,396)	$(6,888)

AGY Holding Corp. and Subsidiaries

Consolidated Statements of Comprehensive Loss

	(Unaudited)
(Dollars in thousands)	Three Months Ended March 31,
	2012	2011

Net loss attributable to AGY Holding Corp.	$(8,396)	$(6,888)
Pension and other postretirement benefit plans – net of tax of $0	(54)	—
Foreign currency translation adjustments	47	458

Comprehensive loss attributable to AGY Holding Corp.	(8,403)	(6,430)

Net loss attributable to noncontrolling interest	(10)	(181)
Foreign currency translation adjustments	11	105

Comprehensive income (loss) attributable to noncontrolling interest	1	(76)

Net loss	$(8,406)	(7,069)
Pension and other postretirement benefit plans – net of tax of $0	(54)	—
Foreign currency translation adjustments	58	563

Comprehensive loss, including portion attributable to noncontrolling interest	$(8,402)	$(6,506)

The accompanying notes are an integral part of the unaudited consolidated financial statements.

AGY Holding Corp. and Subsidiaries

Consolidated Statements of Cash Flows

(Dollars in thousands)

	(Unaudited)
	Three Months Ended March 31,
	2012	2011

Cash flow from operating activities:
Net loss	$(8,406)	$(7,069)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,542	3,853
Alloy metals depletion, net	3,461	1,619
Amortization of debt issuance costs	196	182
Amortization of intangibles with definite lives	251	251
Loss (gain) loss on sale, disposal or exchange of property and equipment and alloy metals	4	(25)
Stock compensation	36	7
Changes in assets and liabilities:
Trade accounts receivable	(1,736)	(4,420)
Inventories	2,229	(2,459)
Other assets	(370)	(401)
Accounts payable	874	2,487
Accrued liabilities	7,485	4,174
Pension and other employee benefit plans	55	(305)

Net cash provided by (used) in operating activities	6,621	(2,106)

Cash flows from investing activities:
Purchases of property and equipment and alloy metals	(293)	(1,915)

Net cash (used in) provided by investing activities	(293)	(1,915)

Cash flows from financing activities:
Proceeds from Revolving Credit Facility borrowings	12,906	18,809
Payments on Revolving Credit Facility borrowings	(17,906)	(12,709)
Payment on AGY Asia Credit Facility borrowings	(415)	—
Debt issuance costs and others	—	(927)

Net cash (used in) provided by financing activities	(5,415)	5,173

Effect of exchange rate changes on cash	(44)	(47)

Net increase (decrease) in cash	869	1,105

Cash, beginning of period	2,268	3,132

Cash, end of period	$3,137	$4,237

Supplemental disclosures of cash flow information:
Cash paid for interest	$963	$778

Cash paid for income taxes	$—	$—

Supplemental disclosures of non-cash financing/investing activities:
Increase in minimum pension liability adjustment	$54	$—

Construction in-progress included in accounts payable	$126	$804

The accompanying notes are an integral part of the unaudited consolidated financial statements.

AGY HOLDING CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, unless otherwise noted)

1.	GENERAL

Overview — As used in this Form 10-Q and in these notes, the terms “AGY”, the “Company”, “we,” “us,” or “our” mean AGY Holding Corp. and subsidiary companies. The accompanying unaudited interim consolidated financial statements are those of AGY Holding Corp. and subsidiary companies. Refer to Note 2 to the consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2011 (the “2011 Form 10-K”) for a discussion of our significant accounting policies.

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

Basis of Consolidation and Presentation — The accompanying unaudited interim consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The consolidated balance sheet as of December 31, 2011 was derived from audited 2011 consolidated financial statements. In the opinion of management, all adjustments (consisting of items of a normal recurring nature) considered necessary for a fair statement of financial condition and results of operations have been included. Interim operating results are not necessarily indicative of the results to be expected for any other interim period or for the full year.

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

The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto included in our 2011 Form 10-K. The December 31, 2011 balances are derived from the audited financial statements in the 2011 Form 10-K.

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates and are subject to risks and uncertainties, including those identified in the “Risk Factors” section of our 2011 Form 10-K. Changes in facts and circumstances may have a significant impact on the resulting financial statements.

Operations and Liquidity Management — As of March 31, 2012, AGY US had total liquidity of $22.1 million, consisting of $1.2 million in unrestricted cash and approximately $20.9 million of borrowing availability under the Senior Secured revolving credit facility (“Amended Credit facility”). As further disclosed in Note 7, if our borrowing availability under the Amended Credit Facility falls below $6.25 million, we will be subject to a springing financial maintenance covenant that would likely result in a default under the Amended Credit Facility. The Company intends to manage its liquidity needs through enhancements to the gross margins from production process improvements, enhanced sales of higher margin products and other operations focused efforts.

The AGY Asia reporting segment has experienced declining operating profits, has significant debt service obligations coming due in 2012 and may require funding for the rebuilding of the furnace, located in Shanghai, PRC.

As a result, in April 2012, we retained William Blair & Company, L.L.C. and its pan alliance partner Business Development Asia (HK) Ltd ("Blair" and “BDA” and together the “Advisor”) to provide certain investment banking services to evaluate and assist with a possible combination of AGY Asia with another party, a recapitalization of a significant portion of AGY Asia’s indebtedness or a change of control of AGY Asia in a transaction involving the Bank of Shanghai, which is the primary lender for the Asian operation.

We do not expect any possible transaction resulting from this engagement to impact the AGY US reporting segment as only approximately 1% of the reported revenue for AGY US was derived from products produced by AGY Asia over the last 12 months. Additionally, AGY US expects to maintain its commercial presence and sales channels for glass fibers produced in North America but sold to the Asian market, primarily for specialty electronics applications.

While we have reported the need to complete a rebuild of the furnace in Asia, we are evaluating alternatives to extend the life of the furnace.

Adoption of New Accounting Standards — Effective January 1, 2012, the Company adopted ASU 2011-05, Presentation of Comprehensive Income, which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity. We elected to present comprehensive income in two separate, but consecutive, statements. This is a change in presentation only and the adoption of ASU 2011-05 did not an impact on the Company’s consolidated financial statements.

Recently Issued Accounting Standards — There were no accounting standards issued during the quarter that the company believes would have a material impact on the financial statements.

2.	INVENTORIES, NET

Inventories, net of reserves for excess, obsolete, and write-downs to lower of cost or market adjustments of $2,227 and $2,684 as of March 31, 2012 and December 31, 2011, respectively, consist of the following:

	March 31, 2012	December 31, 2011

Finished goods and work in process	$19,533	$21,275
Materials and supplies	9,033	9,520

	$28,566	$30,795

3.	PROPERTY, PLANT AND EQUIPMENT AND ALLOY METALS

Property, plant and equipment and alloy metals consist of the following:

	March 31, 2012	December 31, 2011

Land and land use rights	$12,477	$12,456
Buildings and leasehold improvements	37,692	37,725
Machinery and equipment	105,940	105,893
Alloy metals (net of depletion)	70,961	74,411

	227,070	230,485
Less – Accumulated depreciation	(68,312)	(65,810)

	158,758	164,675
Construction-in-progress	585	377

	$159,343	$165,052

Depreciation expense was $2,542 and $3,853 in the three months ended March 31, 2012 and 2011, respectively.

Depletion of alloy metals was $3,461 and $1,619 (net of recoveries and excluding expense to process such recoveries), in the three months ended March 31, 2012 and 2011, respectively.

No alloy metals were sold during the first three months of 2011 and 2012.

As a result of various factors in the AGY Asia reporting segment, including (a) continued losses due to operational performance challenges, (b) decreased liquidity, (c) pending service debt requirements, and (d) significant capital needs for the rebuilding of the furnace during 2012, the Company believed that a triggering event for evaluating the possible impairment of the long-lived assets in the AGY Asia segment occurred at December 31, 2011. With assistance of independent valuation experts, the Company initially determined that the carrying amounts of long-lived assets of AGY Asia were not recoverable as they exceeded the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the assets. Next, the Company determined the fair value of the AGY Asia long-lived assets and recognized a $37,898 impairment loss for the amount by which the carrying amounts of the long-lived assets exceeded their fair values at December 31, 2011. The following table summarizes the calculation of the impairment loss, and the adjustments by major category of long-lived assets at December 31, 2011.

	Carrying Net Book Value	Fair Value	Impairment Loss

Land and land use rights	$10,852	$16,488	—
Buildings and leasehold improvements	20,953	20,817	136
Machinery and equipment	44,205	7,449	36,756
Alloy metals (net of depletion)	12,153	11,148	1,005
Construction in-progress	1	—	1

	$88,164	$55,902	$37,898

The valuation methodologies used to measure fair value are discussed in Note 14. Accumulated depreciation of $14,641 related to the impaired assets was reversed at December 31, 2011. Depreciation expense for the three months ended March 31, 2012 was calculated based on the estimated change of the fair value of the long-lived assets, principally from continued usage, during the year ended December 31, 2012.

4.	INTANGIBLE ASSETS

Intangible assets subject to amortization and trademarks, which are not amortized, consist of the following:

	March 31, 2012	December 31, 2011	Estimated Useful Lives
Intangible assets subject to amortization:
Customer relationships – U.S.	$4,800	$4,800	11 years
Process technology	10,200	10,200	18 years
Deferred financing fees	6,077	6,077	4 to 8 years

Sub-total	21,077	21,077
Less – Accumulated amortization	(9,952)	(9,505)

	11,125	11,572
Trademarks – not amortized	5,613	5,613

Net intangible assets	$16,738	$17,185

In March 2011, the Company entered into the Amended Credit Facility for AGY US and incurred approximately $1.0 million in debt issuance costs. These costs are treated as additional deferred financing fees amortized by the straight-line method over the remaining life of the Amended Credit Facility, which approximates the effective interest method.

The Company’s process technology consists of several patents that relate to the design, application or manufacturing for key products, and its estimated useful life is based on the average legal life of the patents and the Company’s estimated economic life of the processes.

5.	RESTRUCTURING INITIATIVES

AGY US

In the fourth quarter of 2011, we initiated actions in our AGY US segment to improve our cost structure and mitigate the adverse impact of the decline in precious metals markets on our borrowings availability. The approved plan included (a) the severance of 13 salaried positions, and (b) the engagement of a global professional services firm to lead rapid operational improvement opportunities and to provide interim senior management services following the change in our leadership organization. These initiatives continued through the first quarter of 2012 and resulted in a restructuring charge of $2.9 million in 2012. The remaining reserve of $3.9 million at March 31, 2012 for the above initiatives is expected to be paid in 2012 and we expect to incur additional professional advisory services throughout 2012.

The following table summarizes the status of unpaid liabilities from the Company’s restructuring initiatives:

	Employee Related Costs	Professional services	Others	Total

Balance as of December 31, 2011	$567	$695	$—	$1,262

Restructuring costs incurred	89	2,726	39	2,854
Payments	(203)	—	(39)	(242)

Balance as of March 31, 2012	$453	$3,421	$—	$3,874

AGY Asia

In the first quarter of 2012, our AGY Asia segment engaged a global professional services firm to lead the refinancing of the AGY Asia financing agreements. This initiative resulted in a restructuring charge of $0.1 million in the first quarter of 2012 and AGY Asia expects to incur additional professional advisory services throughout 2012.

6.	ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	March 31, 2012	December 31, 2011
Vacation	$1,858	$1,820
Real and personal property taxes	1,644	1,232
Payroll and benefits	1,396	1,835
Variable compensation	385	—
Restructuring reserve (Note 5)	3,874	1,262
Interest	7,229	2,567
Current portion of pension and other employee benefits	774	774
Amount due for pension and retiree medical reimbursement	982	1,182
Accrued non refundable PRC value added tax	620	620
Other	755	604

Total accrued liabilities	$19,517	$11,896

7.	DEBT

Principal amounts of indebtedness outstanding under the Company’s financing arrangements consist of the following:

	March 31, 2012	December 31, 2011

Senior secured notes	$172,000	$172,000
Senior secured revolving credit facility	20,000	25,000
AGY Asia credit facility – non-recourse	40,011	40,388

Total debt	232,011	237,388
Less – Short-term debt and current portion of long-term debt – AGY Asia	(40,011)	(40,388)

Total long-term debt	$192,000	$197,000

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

As of March 31, 2012 and December 31, 2011, the estimated fair value of the Notes was $68,800 and $82,560, respectively, compared to a recorded book value of $172,000 for both periods. The fair value of the Notes is estimated on the basis of quoted market prices; however, trading in these securities is limited and may not reflect fair value. The fair value is subject to fluctuations based on, among other things, the Company's performance, its credit rating and changes in interest rates for debt securities with similar terms.

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

The interest rate for borrowings is LIBOR plus 3.0% or Base Rate plus 2.0% and may be adjusted downward to LIBOR plus 2.5% or Base Rate plus 1.5%, depending on the Company’s fixed charge coverage ratio. In addition, there are customary commitment and letter of credit fees under the Amended Credit Facility.

All obligations under the Amended Credit Facility are guaranteed by Holdings. The Company’s obligations under the Amended Credit Facility are secured, subject to permitted liens and other agreed upon exceptions, by a first-priority security interest in substantially all of the Company’s assets.

Proceeds from the Amended Credit Facility loan were used to repay all amounts and terminate all commitments outstanding under our previous $40,000 Credit Facility and to pay fees and expenses in connection with the refinancing.

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

The agreement governing the Amended Credit Facility permits the lenders to accelerate payment of the outstanding principal and accrued and unpaid interest and/or to terminate their commitment to lend any additional amounts upon certain events of default, including but not limited to failure to pay principal or interest or other amounts when due, breach of certain covenants or representations including breach of the springing covenant, cross-defaults to certain other agreements and indebtedness in excess of specified amounts, a change of control, or default under our obligation regarding the AGY Asia option exercise. The Company was in compliance with all such covenants as of March 31, 2012.

As of March 31, 2012 our borrowing base, calculated in accordance with the terms of the Amended Credit Facility, was $43,800. As of March 31, 2012, the Company had issued letters of credit totaling approximately $2,900 and had cash borrowings of $20,000 under the facility. The weighted average interest rate for cash borrowings outstanding as of March 31, 2012 was 3.25%. Borrowing availability after giving effect to the borrowing base at March 31, 2012 was approximately $20,900.

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

AGY Asia Credit Facility- Non-recourse

The AGY Asia financing arrangement (“AGY Asia Credit Facility”) consists of a term loan with an original maturity of five years and a one-year working capital loan with original commitments of approximately $43,300 and $12,500, respectively, converted at the then-current exchange rate. Proceeds from the loans were used principally to repay the $37,600 outstanding at the time of the refinancing under AGY Asia’s prior credit agreements.

At March 31, 2012, the unamortized term loan commitment was approximately $29,200 (consisting of a commitment denominated in local currency of RMB 158,700, or approximately $25,200 converted at an exchange rate of RMB 6.29 to 1 US dollar, the prevailing exchange rate as of March 31, 2012, and a US-dollar-denominated loan of $4,000), a one-year working capital loan in the aggregate amount of approximately $12,500 (consisting of (i) a local currency loan of RMB 66,500, or approximately $10,600 converted at the period-end exchange, and (ii) a US-dollar-denominated loan of $1,900), and a one-year letter of credit facility in the amount of $2,000.

Term loan

The term loan is secured by AGY Asia’s building, alloy metals and equipment and bears interest annually at the rate of either the five-year lending rate as published by the People’s Bank of China, plus a margin, or six-month LIBOR plus 3.0%. Term loan borrowings may be made in both local currency and US dollars, up to certain limits. At March 31, 2012 and December 31, 2011, AGY Asia had borrowings of approximately $27,600 under the term loan, consisting of a local currency loan of RMB 148,500, or approximately $23,600 converted at the period-end exchange rate, and a U.S.-dollar-denominated loan of $4,000. The weighted average interest rate for cash borrowings outstanding as of March 31, 2012, was 7.0%.

There are semi-annual mandatory payments of principal on the term loan borrowings. At March 31, 2012, the remaining mandatory payments of principal were as follows:

2012	$10,579
2013	12,621
2014	4,392

$27,593

In April 2012 AGY Asia and its lender amended the term loan amortization to defer until July 2012 the $5.1 million required principal payment originally due in April 2012. In addition, the lender has the right to accelerate the loan repayment if AGY Asia’s refinancing has not made substantial progress by May 31, 2012. However, there is no assurance that we will be able to permanently revise the term loan amortization schedule on terms acceptable to us or at all. If AGY Asia is unable to reach agreement with its lender to modify the term loan amortization schedule beyond July 2012, then AGY Asia may default under its loan agreement and the total outstanding debt of $27.6 million may be accelerated. As a result of this uncertainty, all the outstanding borrowings under the term loan were classified as current liabilities as of March 31, 2012 and December 31, 2011.

Working Capital Loan

The working capital loan facility is secured by existing and future equipment and assets acquired by AGY Asia and bears interest annually at the rate of either the one-year lending rate as published by the People’s Bank of China, or three-month LIBOR plus 3.0%. Working capital loan borrowings may be made in both local currency and US Dollars, up to certain limits.

At March 31, 2012 and December 31, 2011, the Company had borrowings of approximately $11,600 outstanding under the working capital loan consisting of (i) a local currency loan of RMB 66,500, or approximately $10,600 converted at the period-end exchange rate, and (ii) a U.S.-dollar-denominated loan of $1,000. The weighted average interest rate for cash borrowings outstanding as of March 31, 2012, was 6.9%.

During the second quarter of 2011, AGY Asia entered into a letter of credit (“LC”) discounting arrangement whereby certain trade receivables backed by LCs may be discounted with recourse and borrowed against at a nominal interest cost. At March 31, 2012, AGY Asia had discounted LCs with a face value of approximately $1,375 (which amount is recorded in trade receivables at March 31, 2012), receiving proceeds of approximately $850 and maintaining equity of approximately $525 in such receivables. At March 31, 2012, proceeds of $850 received from discounting were recorded as short-term debt payable.

The letter of credit facility is a one-year facility for the issuance of documentary letters of credit up to a maximum term of 120 days. A 15% deposit is required upon issuance with the balance due upon settlement of the underlying obligation.

The loan agreements contain customary representations and warranties and customary affirmative and negative covenants, including, among other things, interest coverage, restrictions on indebtedness, liens, investments, mergers and consolidations, dividends and other payments in respect to capital stock, and transactions with affiliates. The loan agreements also include customary events of default, including a default upon a change of control. AGY Asia was in compliance with all such covenants at March 31, 2012.

All amounts borrowed under the AGY Asia Credit Facility are non-recourse to AGY Holding Corp. or any other domestic subsidiary of AGY Holding Corp.

In April 2012, AGY Asia applied for an extension of the working capital loan facility beyond its original maturity date in June 2012, which is currently under review by the AGY Asia lender. However, there is no assurance that we will be able to obtain an extension of the commitment on terms acceptable to us or at all.

Additionally, in late April 2012, the access to approximately $2.5 million of undrawn availability under the term loan and the working capital loan was terminated by the AGY Asia lender.

Maturities of Long-Term Debt

As discussed above we classified all AGY Asia borrowings outstanding under the term loan as current as of March 31, 2012 due to the uncertainty of AGY Asia's ability to make required principal payments and/or to consummate a refinancing, which would create an event of default and activate an acceleration clause. As a result, maturities of long-term debt at March 31, 2012 only relate to AGY US and consist of the following:

	North America	China – Non- recourse	Total
2013	$—	$—	$—
2014	192,000	—	192,000

	$192,000	$—	$192,000

8.	TRANSACTIONS WITH RELATED PARTIES

As discussed in Note 11 of our 2011 Form 10-K, the Company has a management agreement with the principal shareholder of Holdings pursuant to which this party provides management and other advisory services to the Company. This agreement requires AGY to pay an annual management fee of $750 and to reimburse this party for out-of-pocket expenses incurred in connection with its services.

In the fourth quarter of 2011 the Company entered into an agreement with the principal shareholder of Holdings, pursuant to which this party agreed to guarantee in case of default, the Company’s payment of up to approximately $2.9 million for interim management and corporate advisory services to be rendered by a global professional services firm. Such fees, incurred since September 2011, have been accrued and expensed as of March 31, 2012 as restructuring costs (See Note 5).

9.	CAPITAL STOCK AND EQUITY

The authorized capital stock of the Company consists of a total of 1,000 shares of common stock with a par value of $0.01 per share. All 100 outstanding shares of the Company have been owned by Holdings since the Acquisition on April 7, 2006. The holder of each share has the right to one vote for each share of common stock held and no shareholder has special voting rights other than those afforded all shareholders generally under Delaware law. Shareholders will share ratably, based on the number of shares held, in any and all dividends the Company may declare. As indicated in Note 7, the payment of dividends is restricted by the Amended Credit Facility and the Notes and no dividends were paid in either the three months ended March 31, 2012 or 2011.

10.	EMPLOYEE BENEFITS

Pension and Other Post-retirement Benefits

Pension Benefits — As described more fully in our 2011 Form 10-K, we have a reimbursement obligation to Owens Corning (“OC”) under OC’s defined benefit pension plan covering certain of our employees. Our obligation to OC is unfunded. We do not have a defined benefit pension plan.

Other Post-retirement Benefits — We have a post-retirement benefit plan that covers substantially all of our domestic employees. Upon the attainment of age sixty-two and the completion of ten years of continuous service, an employee may elect to retire. Employees eligible to retire may receive limited postretirement health and life insurance benefits. We also have an unfunded reimbursement obligation to OC for certain of our retirees who retired under OC’s retiree medical plan.

Net periodic benefit costs for the three months ended March 31, 2012 and 2011, are as follows:

	For the Three Months Ended March 31,
	Pension Benefits		Post-Retirement Benefits
	2012	2011	2012	2011

Service cost	$—	$—	$60	$72
Interest cost	25	39	62	82
Settlement	60	—	—	—
Amortization of unrecognized gains	24	12	(38)	(71)

Total net periodic benefit cost	$109	$51	$84	$83

Expected net employer contributions for the defined benefit plan for the year ending December 31, 2012 are $218. Expected net employer contributions for the postretirement benefit plan for the year ending December 31, 2012 are $556.

Defined Contribution Plan

The Company has a defined contribution 401(k) plan that allows qualifying employees to contribute up to 30% of their annual pretax or after-tax compensation subject to Internal Revenue Service (IRS) limitations. AGY may provide a voluntary matching employer contribution of 50% on up to 6% of each participant’s before-tax salary deferral. In addition, AGY may make an employer contribution to the plan based on the Company’s annual financial performance. Effective December 2011 and January 2012, the Company suspended matching contributions for hourly employees at its Aiken SC location and for all salaried employees, and for hourly employees at the Huntingdon PA location, respectively. For the three months ended March 31, 2012 and 2011, the Company contributed nil and $154, respectively.

11.	STOCK-BASED COMPENSATION

Our stock-based compensation includes stock options and restricted stock as described in our 2011 Form 10-K. Total stock-based compensation was $36 and $7 for the three months ended March 31, 2012 and 2011, respectively. No additional stock options or restricted stock were granted, exercised, forfeited or expired during the three months ended March 31, 2012.

The following table summarizes the Company’s activity in stock options:

	Number of options	Weighted-Average Remaining Contractual Life (In Years)	Weighted-Average Remaining Exercise Price

Outstanding – January 1, 2012	1,020,000	4.3	$8.40
Granted	—
Exercised	—
Expired or forfeited	—

Outstanding – March 31, 2012	1,020,000	4.0	$8.40

Exercisable – March 31, 2012	525,000	4.0	$9.92

At March 31, 2012 the outstanding options had no intrinsic value.

12.	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company from time to time enters into fixed-price agreements for the natural gas commodity requirements of our AGY US segment to reduce the variability of the cash flows associated with forecasted purchases of natural gas. Although these contracts are considered derivative instruments, they typically meet the normal purchases exclusion contained in ASC 815, and are therefore exempted from the related accounting requirements. At March 31, 2012, the Company had existing contracts for physical delivery of natural gas at its Aiken, SC and Huntingdon, PA facilities that fix the commodity cost of natural gas for approximately 60% and 80%, respectively, of its estimated natural gas purchase requirements in the next nine months.

At March 31, 2012, the Company also had existing contracts for physical delivery of electricity at its Huntingdon, PA facility that fix the commodity cost of all of its estimated electricity purchase requirements through December 2013.

The Company also uses, on occasion, foreign currency derivatives to manage the risk associated with fluctuations in foreign exchange rates. At March 31, 2012 and December 31, 2011, respectively, the Company had no foreign currency hedging agreements in effect.

13.	ALLOY METAL LEASES

The Company leases under short-term operating leases (generally with lease terms from five to twelve months) a significant portion of the alloy metals needed to support its manufacturing operations. During the three months ended March 31, 2012 and 2011, total lease costs of alloy metals were approximately $1,055 and $900, respectively, and were classified as a component of cost of goods sold. Since October 7, 2009, we are operating under a new master lease agreement (the "Master Lease Agreement") with Deutsche Bank Energy Trading LLC (“DB”). The Master Lease Agreement has a three-year term and allows AGY to enter into leases of alloy metals, up to 51,057 ounces of platinum and up to 3,308 ounces of rhodium, with terms of one to twelve months. Lease costs are determined by the quantity of metal leased, multiplied by a benchmark value of the applicable precious metal and a margin above the lease rate index based on DB's daily precious metal rates. The Master Lease Agreement is secured by a security interest in rhodium up to a value that is the lesser of 35% of the leased platinum or $24,400. The Master Lease Agreement contains customary events of default, including, without limitation, nonpayment of lease payments, inaccuracy of representations and warranties in any material respect and a cross-default provision with any credit facility or leasing facility greater than $500, including the Amended Credit Facility and the Notes. There are no financial maintenance covenants included in the Master Lease Agreement.

At March 31, 2012, we leased approximately 49,751 ounces of platinum and 3,285 ounces of rhodium under the Master Lease Agreement, with a notional value of approximately $80,340 and $5,030, respectively. All of the leases outstanding at March 31, 2012 had initial terms of five to twelve months, maturing no later than October 2012 (with future minimum rentals of approximately $1,320 until maturity in October 2012).

The Company is currently in discussions with DB to extend the lease facility beyond its original maturity date in October 2012, but there is no assurance that we will be able to obtain replacement financing on terms acceptable to us or at all. If we are unable to refinance the facility by June 15, 2012, in a manner acceptable to our senior secured revolving lenders, this will be an event of default under that agreement and the lenders may accelerate amounts due under that facility, which could then trigger a default under our senior second lien notes.

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

At March 31, 2012, there were no assets or liabilities required to be measured at fair value in periods subsequent to their initial recognition.

At December 31, 2011, long-lived assets of AGY Asia were tested for impairment. Accordingly, as discussed in Note 3, the Company recorded an impairment charge of $37.9 million based on the orderly liquidation value in exchange basis of the long-lived assets given the uncertainty for AGY Asia to operate as a going concern beyond 2012. The valuation methodologies used to determine fair value, with the assistance of a third party valuation specialist, were a market approach for those assets where a secondary market exists and a replacement cost approach for the remainder. Since there were primarily unobservable inputs, management concluded that this was a Level 3 fair value measurement.

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

At March 31, 2012 and December 31, 2011, the Company recorded the attribution of the NCI net loss and other comprehensive income according to ASC 810-10-65 and performed a subsequent measurement of the probable redemption amount per ASC 480-10-S99. As of March 31, 2012 and December 31, 2011 the equity instrument is redeemable but its carrying value was nil as of March 31, 2012 and December 31, 2011. Therefore, only the redemption amount assessed as of the end of the period is classified in mezzanine equity and any NCI above this amount is presented in permanent equity.

Changes in noncontrolling interest are set forth below:

	Mezzanine Equity	Permanent Equity	Total NCI
Balance as of January 1, 2011	$3,401	$9,762	$13,163
Net income attributable to NCI – AGY Asia	(12,240)	—	(12,240)
Other comprehensive income attributable to NCI – AGY Asia	516	—	516
Adjustment to NCI Redemption amount assessment	8,323	(8,323)	—

Balance as of December 31, 2011	—	1,439	1,439

Net (loss) attributable to NCI – AGY Asia	(10)	—	(10)
Other comprehensive income attributable to NCI – AGY Asia	11	—	11
Adjustment to NCI Redemption amount assessment	(1)	1	—

Balance as of March 31, 2012	$—	$1,440	$1,440

16.	INCOME TAXES

During the three months ended March 31, 2012 and 2011, the Company's effective tax rate was nil. This rate varied from the statutory rate of 34% due primarily to increases in the valuation allowance for domestic and foreign deferred tax assets which are not more-likely-than-not to be realized, losses on domestic and foreign subsidiaries with no tax benefit, state taxes and foreign rate differential. Generally, the Company can recognize deferred tax assets for the losses incurred until such time that the aggregate deferred tax assets exceed aggregate deferred tax liabilities that do not relate to assets with an indefinite useful life.

17.	COMMITMENTS AND CONTINGENCIES

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

In addition to the alloy metal leases discussed in Note 13, we also lease other equipment and property under operating leases. Total rent expense for the three months ended March 31, 2012 and 2011, was approximately $340 and $400, respectively.

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

Three Months Ended March 31, 2012	AGY US	AGY Asia	Corporate and Other	Total

Total net sales	$40,081	$6,975	$—	$47,056
Operating (loss) income (i)	(72)	545	(3,081)	(2,608)
Depreciation and amortization	2,385	408	—	2,793
Alloy metals depletion, net	3,361	100	—	3,461
Property, plant and equipment, and alloy metals, net	109,494	49,849	—	159,343
Carrying amount of intangible assets	16,738	—	—	16,738
Total assets	$170,299	$62,554	$—	$232,853

(i)	Operating loss for the three months ended March 31, 2012 within the corporate and other segment primarily includes $2,854 of restructuring expense (discussed in Note 5), stock compensation expense, and the management fees payable to our sponsor.

Three Months Ended March 31, 2011	AGY US	AGY Asia	Corporate and Other	Total

Total net sales	$37,978	$6,954	$—	$44,932
Operating loss (i)	(1,130)	(12)	(211)	(1,353)
Depreciation and amortization	2,629	1,475	—	4,104
Alloy metals depletion, net	1,485	134	—	1,619
Property, plant and equipment, and alloy metals, net	128,930	88,966	—	217,896
Carrying amount of intangible assets	18,447	—	—	18,447
Total assets	$201,006	$103,808	$—	$304,814

(i)	Operating loss for the three months ended March 31, 2011 within the corporate and other segment primarily includes stock compensation expense and the management fees payable to our sponsor.

19.	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

As described in Note 7, an aggregate of $172,000 of the Notes remain outstanding at March 31, 2012. The Notes are guaranteed, fully, unconditionally and jointly and severally, by each of AGY Holding Corp.’s existing and future wholly-owned domestic subsidiaries, other than immaterial subsidiaries (collectively, the “Combined Guarantor Subsidiaries”).

For the purpose of this footnote:

•	AGY Holding Corp. is referred to as “Parent”;

•	The Combined Guarantor Subsidiaries represent all subsidiaries other than the Combined Non-Guarantor subsidiaries defined below; and

•	The “Combined Non-Guarantor Subsidiaries” as of March 31, 2012 include only the subsidiaries forming AGY Asia: AGY Cayman LLC, AGY Hong Kong Ltd and AGY Shanghai.

The following supplemental condensed consolidating financial information is presented on the equity method and reflects the Parent’s separate accounts, the accounts of the Combined Guarantor Subsidiaries, the accounts of the Non-Guarantor Subsidiaries, the consolidating adjustments and eliminations and the total consolidated accounts for the dates and periods indicated.

Condensed Consolidating Balance Sheet

	As of March 31, 2012
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated

ASSETS
Total current assets	$4,726	$39,024	$12,562	$—	$56,312
Due from (to) affiliates	(52,808)	54,585	(1,777)	—	—
Property, plant and equipment, net	61,442	48,052	49,849	—	159,343
Intangible assets, net	2,122	14,616	—	—	16,738
Investment in unconsolidated entities	144,441	—	—	(144,441)	—
Other assets	—	—	460	—	460

Total	$159,923	$156,277	$61,094	$(144,441)	$232,853

LIABILITIES, OBLIGATION UNDER PUT/CALL FOR NONCONTROLLING INTEREST AND SHAREHOLDER’S EQUITY
Total current liabilities	$16,853	$14,854	$43,077	$—	$74,784
Long-term debt	192,000	—	—	—	192,000
Other long-term liabilities	—	13,422	137	—	13,559
Obligation under put/call for noncontrolling interest	—	—	—	—	—
Parent’s shareholder’s equity	(48,930)	128,001	16,440	(144,441)	(48,930)
Noncontrolling interest equity	—	—	1,440	—	1,440

Total	$159,923	$156,277	$61,094	$(144,441)	$232,853

Condensed Consolidating Statements of Operations

	Three Months Ended March 31, 2012
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net sales	$—	$40,081	$7,172	$(197)	$47,056
Cost of goods sold	—	(36,687)	(5,862)	197	(42,352)

Gross profit	—	3,394	1,310	—	4,704

Selling, general and administrative expenses	(227)	(3,054)	(687)	—	(3,968)
Restructuring charges	(2,854)	—	(78)	—	(2,932)
Amortization of intangible assets	—	(251)	—	—	(251)
Other operating (expense) income	—	(161)	—	—	(161)

(Loss) income from operations	(3,081)	(72)	545	—	(2,608)

Interest expense	(5,225)	—	(632)	—	(5,857)
Equity losses (earnings) in unconsolidated entities	100	—	—	(100)	—
Other income, net	—	4	55	—	59

Loss before income tax benefit	(8,406)	(68)	(32)	100	(8,406)
Income tax benefit	—	—	—	—	—

Net loss	(8,406)	(68)	(32)	100	(8,406)
Less: Net loss attributable to the noncontrolling interest	10	—	10	(10)	10

Net loss attributable to AGY Holding Corp.	$(8,396)	$(68)	$(22)	$90	$(8,396)

Comprehensive (loss) income, including portion attributable to noncontrolling interest	$(8,406)	$(119)	$23	$100	$(8,402)

Condensed Consolidating Statements of Cash Flows

	Three Months Ended March 31, 2012
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net loss	$(8,406)	$(68)	$(32)	$100	$(8,406)
Equity losses in unconsolidated entities	100	—	—	(100)	—
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation, alloy metals depletion and amortization	196	5,746	508	—	6,450
Loss on sale, disposal of assets or exchange of property and equipment and alloy metals	—	4	—	—	4
Stock compensation	36	—	—	—	36
Change in assets and liabilities	5,680	2,962	(105)	—	8,537
Parents loans and advances	8,072	(8,351)	279	—	—

Net cash provided by operating activities	5,678	293	650	—	6,621

Cash flows from investing activities:
Purchase of property, plant and equipment and alloy metals	—	(293)	—	—	(293)

Net cash used in investing activities	—	(293)	—	—	(293)

Cash flows from financing activities:
Net payments on Revolving Credit Facility	(5,000)	—	—	—	(5,000)
Net payment on AGY Asia Credit Facility borrowings	—	—	(415)	—	(415)

Net cash used by financing activities	(5,000)	—	(415)	—	(5,415)

Effect of exchange rate changes on cash	3	—	(47)	—	(44)

Net increase in cash	681	—	188	—	869

Cash, beginning of period	504	—	1,764	—	2,268

Cash, end of period	$1,185	$—	$1,952	$—	$3,137

Condensed Consolidating Balance Sheet

	As of March 31, 2011
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated

ASSETS
Total current assets	$2,476	$48,960	$16,060	$—	$67,496
Due from (to) affiliates	(27,104)	28,931	(1,827)	—	—
Property, plant and equipment, net	75,103	53,827	88,966	—	217,896
Intangible assets, net	2,828	15,619	—	—	18,447
Investment in unconsolidated entities	161,509	—	—	(161,509)	—
Other assets	35	221	719	—	975

Total	$214,847	$147,558	$103,918	$(161,509)	$304,814

LIABILITIES, OBLIGATION UNDER PUT/CALL FOR NONCONTROLLING INTEREST AND SHAREHOLDER’S EQUITY
Total current liabilities	$13,065	$12,778	$22,407	$—	$48,250
Long-term debt	196,050	—	25,219	—	221,269
Other long-term liabilities	—	16,098	378	—	16,476
Obligation under put/call for noncontrolling interest	—	—	1,784	—	1,784
Parent’s shareholder’s equity	5,732	118,682	42,827	(161,509)	5,732
Noncontrolling interest equity	—	—	11,303	—	11,303

Total	$214,847	$147,558	$103,918	$(161,509)	$304,814

Condensed Consolidating Statements of Operations

	Three Months Ended March 31, 2011
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net sales	$—	$37,978	$6,954	$—	$44,932
Cost of goods sold	—	(35,567)	(6,315)	—	(41,882)

Gross profit	—	2,411	639	—	3,050

Selling, general and administrative expenses	(192)	(3,258)	(651)	120	(3,981)
Restructuring charges	—	(17)	—	—	(17)
Amortization of intangible assets	—	(251)	—	—	(251)
Other operating (expense) income	—	(34)	—	(120)	(154)

Loss from operations	(192)	(1,149)	(12)	—	(1,353)

Interest expense	(5,130)	—	(629)	—	(5,759)
Equity losses (earnings) in unconsolidated entities	(1,747)	—	—	1,747	—
Other income, net	—	3	40	—	43

Loss before income tax benefit	(7,069)	(1,146)	(601)	1,747	(7,069)
Income tax benefit	—	—	—	—	—

Net loss	(7,069)	(1,146)	(601)	1,747	(7,069)
Less: Net loss attributable to the noncontrolling interest	181	—	181	(181)	181

Net loss attributable to AGY Holding Corp.	$(6,888)	$(1,146)	$(420)	$1,566	$(6,888)

Comprehensive (loss) income, including portion attributable to noncontrolling interest	$(7,069)	$(1,145)	$(39)	$1,747	$(6,506)

Condensed Consolidating Statements of Cash Flows

	Three Months Ended March 31, 2011
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net loss	$(7,069)	$(1,146)	$(601)	$1,747	$(7,069)
Equity losses in unconsolidated entities	1,747	—	—	(1,747)	—
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation, alloy metals depletion and amortization	182	4,114	1,609	—	5,905
Gain on sale, disposal of assets or exchange of property and equipment and alloy metals	—	(25)	—	—	(25)
Stock compensation	7	—	—	—	7
Change in assets and liabilities	5,913	(6,946)	109	—	(924)
Parents loans and advances	(6,026)	5,916	110	—	—

Net cash (used in) provided by operating activities	(5,246)	1,913	1,227	—	(2,106)

Cash flows from investing activities:
Purchase of property, plant and equipment and alloy metals	—	(1,913)	(2)	—	(1,915)

Net cash used in investing activities	—	(1,913)	(2)	—	(1,915)

Cash flows from financing activities:

Net payments on Revolving Credit Facility	6,100	—	—	—	6,100

Debt issuance costs and others	(927)	—	—	—	(927)

Net cash provided by financing activities	5,173	—	—	—	5,173

Effect of exchange rate changes on cash	—	—	(47)	—	(47)

Net (decrease) increase in cash	(73)	—	1,178	—	1,105

Cash, beginning of period	565	—	2,567	—	3,132

Cash, end of period	$492	$—	$3,745	$—	$4,237

ITEM 2. — Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report contains forward-looking statements with respect to our operations, industry, financial condition and liquidity. These statements reflect our management’s assessment of a number of risks and uncertainties. Our actual results could differ materially from the results anticipated in these forward-looking statements as a result of certain factors identified in this Quarterly Report, and in our 2011 Annual Report on Form 10-K (the “2011 Form 10-K”) filed with the Securities and Exchange Commission. An additional statement made pursuant to the Private Securities Litigation Reform Act of 1995 and summarizing certain of the principal risks and uncertainties inherent in our business is included herein under the caption “Disclosure Regarding Forward-Looking Statements.” You are encouraged to read this statement carefully.

You should read the following discussion and analysis in conjunction with the accompanying financial statements and related notes, and with the consolidated financial statements and notes thereto included in our 2011 Form 10-K.

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

We believe the AGY US segment is making progress to improve operating efficiency, to expand its product offerings, its markets, and its customer base and to effectively manage its liquidity needs through enhancements to the gross margins and improved management of its working capital requirements.

The AGY Asia reporting segment has experienced declining operating profits, has significant debt service obligations coming due in 2012 and may require funding for the rebuilding of the furnace, located in the People’s Republic of China. As a result, in April 2012, we retained an Advisor to provide certain investment banking services to evaluate and assist with a possible combination of AGY Asia with another party, a recapitalization of a significant portion of AGY Asia’s indebtedness or a change of control of AGY Asia in a transaction involving the primary lender for the Asian operation. We do not expect any possible transaction resulting from this agreement to impact the AGY US reporting segment as only approximately 1% of the reported revenue for AGY US was derived from products produced by AGY Asia over the last 12 months. Additionally, AGY US expects to maintain its commercial presence and sales channels for glass fibers produced in North America but sold to the Asian market, primarily for specialty electronics applications. While we have reported the need to complete a rebuild of the furnace in Asia, we are evaluating alternatives to extend the life of the furnace.

CRITICAL ACCOUNTING POLICIES

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In preparing our financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses included in the financial statements. Estimates are based on historical experience and other information then currently available, the results of which form the basis of such estimates. While we believe our estimation processes are reasonable, actual results could differ from our estimates. The critical accounting policies that affect the Company’s more complex judgments and estimates are described in our 2011 Form 10-K.

Effective January 1, 2012, the Company adopted ASU 2011-05, Presentation of Comprehensive Income, which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity. We elected to present comprehensive income in two separate, but consecutive, statements. This is a change in presentation only and the adoption of ASU 2011-05 did not an impact on the Company’s consolidated financial statements.

Results of Operations

The following tables summarize our results of operations in dollars and as a percentage of net sales for the three months ended March 31, 2012 and 2011 (dollars in thousands):

	Three Months Ended March 31,
	2012	2011
Net Sales
AGY US	$40,081	$37,978
AGY Asia	7,172	6,954

	47,253	44,932
Intersegment sales	(197)	—

Total net sales	47,056	44,932
Cost of goods sold	(42,352)	(41,882)

Gross profit	4,704	3,050
Selling, general and administrative expenses	(3,968)	(3,981)
Restructuring charges	(2,932)	(17)
Amortization of intangible assets	(251)	(251)
Other operating expense, net	(161)	(154)

Loss from operations	(2,608)	(1,353)
Other non-operating income, net	59	43
Interest expense	(5,857)	(5,759)

Loss before income taxes	(8,406)	(7,069)
Income tax benefit	—	—

Net loss	(8,406)	(7,069)
Less: Net loss attributable to noncontrolling interest	10	181

Net loss attributable to AGY Holding Corp.	$(8,396)	$(6,888)

	Three Months Ended March 31,
	2012	2011
Net Sales
AGY US	85.2%	84.5%
AGY Asia	15.2%	15.5%

	100.4%	100.0%
Intersegment sales	(0.4)%	—%

Total net sales	100.0%	100.0%
Cost of goods sold	(90.0)%	(93.2)%

Gross profit	10.0%	6.8%
Selling, general and administrative expenses	(8.4)%	(8.9)%
Restructuring charges	(6.2)%	—%
Amortization of intangible assets	(0.5)%	(0.6)%
Other operating expense, net	(0.4)%	(0.3)%

Loss from operations	(5.5)%	(3.0)%
Other non-operating income, net	0.1%	0.1%
Interest expense	(12.5)%	(12.8)%

Loss before income taxes	(17.9)%	(15.7)%
Income tax benefit	—%	—%

Net loss	(17.9)%	(15.7)%
Less: Net loss attributable to noncontrolling interest	0.1%	0.4%

Net loss attributable to AGY Holding Corp.	(17.8)%	(15.3)%

As further discussed below, we use EBITDA and Adjusted EBITDA, which are non-GAAP financial measures, to measure our operating performance.

EBITDA and Adjusted EBITDA (which are defined below) are reconciled from net income (loss) determined under GAAP as follows (dollars in thousands):

	000000	000000
	Three Months Ended March 31,
	2012	2011

Statement of operations data:
Net loss	$(8,406)	$(7,069)
Interest expense	5,857	5,759
Income tax benefit	—	—
Depreciation and amortization	2,793	4,104

EBITDA	$244	$2,794

	000000	000000
	Three Months Ended March 31,
	2012	2011

EBITDA	$244	$2,794
Adjustments to EBITDA:
Alloy depletion charge, net (a)	3,461	1,619
Non-cash compensation charges (b)	36	7
Management fees (c)	191	188
Restructuring charges (d)	2,932	17

Adjusted EBITDA	6,864	4,625
Less: Adjusted EBITDA attributable to the noncontrolling interest	(356)	(491)

Adjusted EBITDA attributable to AGY Holding Corp.	$6,508	$4,134

	000000	000000
	Three Months Ended March 31,
	2012	2011
Adjusted EBITDA allocated to AGY Holding Corp. segment breakdown:
AGY US and Corporate	$5,678	$2,987
AGY Asia	830	1,147

	$6,508	$4,134

(a)	We purchase or lease alloy metals that are used in our manufacturing process. During the manufacturing process a small portion of the alloy metal is physically consumed. When the metal is actually consumed we recognize a non-cash charge. This expense is recorded net of the amount of metal that can be recovered after some specific treatment and net of the charges associated with such recovery treatment.
(b)	Reflects the non-cash compensation expenses related to awards under Holdings’ 2006 Stock Option Plan and Holdings’ restricted stock granted to certain members of management.
(c)	Reflects the elimination of the management fee payable to our sponsor, Kohlberg & Company, LLC, pursuant to a management agreement entered into in connection with the Acquisition.
(d)	Reflects the elimination of the restructuring charges associated primarily with the engagement of a global professional services firm in 2012 (i) to lead rapid operational improvement opportunities and provide interim senior management services for the AGY US segment and (ii) to lead refinancing or recapitalization discussions with the lenders for AGY Asia.

EBITDA is generally defined as earnings before interest, taxes, depreciation and amortization. EBITDA is a measure used by management to measure operating performance. EBITDA is not a recognized term under GAAP and does not purport to be an alternative (a) to net income as a measure of operating performance or (b) to cash flows from operating activities as a measure of liquidity. Additionally, EBITDA is not intended to be a measure of free cash flow available for management’s discretionary use, as it does not consider certain cash requirements such as interest payments, tax payments, capital expenditures and debt service requirements. Management believes EBITDA is helpful in highlighting trends because EBITDA excludes the results of decisions that are outside the control of operating management and can differ significantly from company to company depending on long-term strategic decisions regarding capital structure, the tax jurisdictions in which companies operate and capital investments. In addition, management believes that EBITDA provides more comparability between our historical results and our recent results that reflect purchase accounting and changes in our capital structure. Management compensates for the limitations of using non-GAAP financial measures by using them to supplement GAAP results to provide a more complete understanding of the factors and trends affecting the business than GAAP results alone. Because not all companies use identical calculations, these presentations of EBITDA may not be comparable to other similarly titled measures of other companies.

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

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

Net sales. Net sales increased $2.2 million, or 4.7%, to $47.1 million for the three months ended March 31, 2012, compared to $44.9 million during the comparable quarter of 2011. The $2.1 million, or 5.5% net increase in sales attributable to AGY US in the first quarter of 2012, compared to the same period of 2011, was primarily due to $1.5 million of higher sales volumes and to $0.6 million of favorable product mix. Aerospace revenues were $11.5 million, or up 26% when compared to the first quarter of 2011, reflecting continued robust demand for both aircraft retrofit and new build activity, with an on-going bias toward lighter-weight interior materials. Defense revenues were down $2.3 million, or 19%, compared to the same period of 2011, due to the completion of some U.S. and international programs. The electronics market revenues decreased to $6.7 million, or 14% compared to the first quarter of 2011 due to competitive pressure related to certain specialty electronics fibers, which also drove an unfavorable product mix within this market during the first quarter of 2012. The industrial market revenues of the U.S. operating segment increased $1.3 million to $19.6 million, or 7% compared to the first quarter of 2011, reflecting a robust demand for certain industrial applications such as oil and gas drilling, and fire retardant mattresses, and a strong recovery in our Continuous Filament Mat (“CFM”) business, which led CFM sales to increase $1.3 million to $4.8 million. These increases were partially offset by $0.7 million and $0.8 million lower automotive and construction revenues, respectively, driven by product rationalization and mix enrichment actions. AGY Asia’s contribution to consolidated net sales was $7.0 million, or essentially flat with the first quarter of 2011 level.

Gross profit. Consolidated gross profit was $4.7 million, or 10.0% of net sales for the three months ended March 31, 2012, compared to $3.1 million, or 6.8% during the comparable quarter of 2011. Gross profit for AGY US increased $1.0 million during the first quarter of 2012, when compared to 2011 resulting from higher volumes and a more favorable product mix. Additionally, the AGY US segment results were positively impacted in 2012 by $3.5 million lower manufacturing cash costs from the execution of operational improvement projects and cost control initiatives in a stable manufacturing environment. These gains were offset by $3.5 million non-cash costs due primarily to (i) $1.9 million of higher metal operating losses resulting primarily from the advanced sale of 2012 metal recoveries in late 2011, and (ii) $1.8 million increase of cost of goods sold from the sale of inventory with lower gross margins due primarily to the change in absorption of manufacturing variances, capitalized in prior period and standard costs revaluations occurring during the first quarter of 2012. AGY Asia segment gross profit increased $0.7 million as inflation in labor and energy costs was more than offset by $1.1 million of lower depreciation expense. The decrease in depreciation resulted from the impairment of AGY Asia long-lived assets which was recorded as of December 31, 2011.

Selling, general and administrative expenses. Selling, general and administrative (“SG&A”) expenses remained flat at $4.0 million during the first quarter of 2011 and 2012. This reflects a $0.2 million decrease of SG&A for AGY US as the benefit of reduced headcount was partly offset by a variable compensation accrual recorded during the three months ended March 31, 2012 when compared to the same period of 2012. The $0.2 million increase in AGY Asia SG&A related primarily to higher labor costs SG&A expenses decreased from 8.9% of net sales for the three months ended March 31, 2011 to 8.4% of net sales for the three months ended March 31, 2012.

Restructuring charges. In the three months ended March 31, 2012, we recorded $2.9 million in restructuring charges primarily in conjunction with the actions we initiated in our AGY US segment during the last six months to improve our cost structure and liquidity position. The restructuring charges related primarily to professional fees.

Interest expense. Interest expense increased $0.1 million from $5.8 million for the three months ended March 31, 2011 to $5.9 million for the three months ended March 31, 2012. The increase was primarily due to higher borrowing costs for AGY US in the first quarter of 2012 compared to 2011.

Income tax benefit. Income tax benefit was nil for the three months ended March 31, 2012 and 2011 due to the limitation on recording tax benefits from net operating losses. For both periods, this rate varied from the statutory rate of 34% due primarily to change of valuation allowance for domestic and foreign deferred tax assets, which are not more-likely-than-not to be realized, losses on domestic and foreign subsidiaries with no tax benefit, state taxes and foreign rate differential. Generally, the Company can recognize deferred tax assets for the losses incurred until such time that the aggregate deferred tax assets exceed aggregate deferred tax liabilities that do not relate to assets with an indefinite useful life.

Net loss. As a result of the aforementioned factors including $2.9 million of restructuring costs which offset improved AGY US operating performances, we reported a net loss attributable to AGY Holding Corp. of $8.4 million for the three months ended March 31, 2012, compared to a net loss of $7.1 million for the three months ended March 31, 2011. The net result attributable to the 30% noncontrolling interest in AGY Asia not owned by AGY Holding Corp. was not significant for the first quarter of 2012 compared to a $0.2 million loss for the comparable period in 2011.

LIQUIDITY, CAPITAL RESOURCES AND OTHER RELATED MATTERS

AGY Holding Corp. and its Domestic Subsidiaries’ Liquidity

In the first three months of 2012 our principal sources of domestic liquidity were operating cash and our cash on hand. Our domestic need for liquidity arises primarily from interest payments on the outstanding $172.0 million principal amount of our Notes, interest and principal payments on our Amended Credit Facility, the funding of capital expenditures, alloy metals, strategic initiatives, restructuring expenses, normal recurring operating expenses and working capital requirements. At March 31, 2012, AGY US had total liquidity of $22.1 million, consisting of $1.2 million in unrestricted cash and approximately $20.9 million of borrowing availability under the Amended Credit Facility.

If our borrowing availability under the Amended Credit Facility falls below $6.25 million, we will be subject to a springing financial maintenance covenant under which we would likely be in default. In 2012, interest payments of $19.0 million will be due under AGY’s Senior Second Lien Notes, which we expect to be able to meet with our current and projected sources of liquidity and current precious metal prices. In the event we are not able to meet those payments, we will seek one or more options to strengthen our liquidity, including: an amendment to our Amended Credit Facility, sale of assets, or other financing arrangements. Please refer to 2011 Form 10-K “Risk Factors — Risks Related to our Indebtedness” for additional discussion regarding our liquidity.

There are no mandatory payments of principal on the Amended Credit Facility or on the Notes scheduled prior to their earliest maturity in August 2014 and November 2014, respectively.

AGY Asia’s Liquidity

AGY Asia’s cash requirements stem primarily from interest and principal payments, capital expenditures, alloy metals, strategic initiatives, normal recurring operating expenses and working capital requirements and have been funded by cash on hand, cash from operations and borrowings under the AGY Asia Credit Facility.

As of March 31, 2012, AGY Asia had total liquidity of $4.5 million, consisting of $2.0 million of unrestricted cash and approximately $2.5 million of borrowing availability under the AGY Asia Credit Facility. In 2012, semi-annual mandatory principal repayments totaling $10.6 million are due under the AGY Asia Credit Facility and AGY Asia may require funding for rebuilding of its furnace. In April 2012, AGY Asia and its lender amended the term loan amortization to defer the April 2012 $5.1 million required principal payment for three months, to July 2012. However, the lender retains the right to accelerate the loan repayment if no substantial progress on AGY Asia refinancing, recapitalization or change of control is made by May 31, 2012. We may be unable to make the principal payments without one or more of the following occurrences: a refinancing of our AGY Asia Credit Facility, an amendment to our AGY Asia Credit Facility, sale of assets, or other financing arrangements.

In April 2012, AGY Asia applied for an extension of the working capital loan facility beyond its original maturity date in June 2012, which is currently under review by the AGY Asia lender. However, there is no assurance that we will be able to obtain an extension of the commitment on terms acceptable to us or at all.

Additionally, in late April 2012, the access to approximately $2.5 million of undrawn availability under the term loan and the working capital loan was terminated by the AGY Asia lender. Please refer to 2011 Form 10-K “Risk Factors — Risks Related to our Indebtedness” for additional discussion regarding the liquidity of AGY Asia.

Working capital

The Company has historically defined working capital as total current assets, excluding unrestricted cash, less total current liabilities, including short-term borrowings and the current portion of long-term debt. We reported a negative working capital of $21.6 million and $13.3 million on March 31, 2012 and December 31, 2011, respectively. The $8.3 million decrease related to (a) a $7.9 million increase in AGY US accrued liabilities due primarily to the interest accrual for our Notes and the increase of accrued restructuring expenses, (b) a $0.5 million increase in AGY US trade payables from extending payment terms with suppliers, (c) a $1.6 million and $0.4 million increase in trade receivables and other assets, respectively, which were offset by a $1.8 million reduction in inventories, and a $0.4 million decrease in current deferred tax, and (d) a $0.3 million increase in the working capital of AGY Asia, due to a decrease in short-term borrowings.

Other balance sheet item.

Net Property, Plant and Equipment and Alloy Metals. Net property, plant and equipment and alloy metals decreased $5.7 million from December 31, 2011 to March 31, 2012, primarily due to $6.0 million of depreciation and alloy metals depletion expenses. We expended $0.3 million for capital projects, including accrued construction in progress.

Long Term Debt. Long-term debt decreased $5.0 million from December 31, 2011 to March 31, 2012 as a result of lower borrowings under our Amended Credit Facility.

Three months ended March 31, 2012 compared to three months ended March 31, 2011

Cash flows from operating activities

Cash provided by operating activities was $6.6 million for the three months ended March 31, 2012, compared to $2.1 million used during the three months ended March 31, 2011. The $8.7 million increase in cash provided by operating activities is attributed to a global $8.5 million decrease in operating working capital during the first quarter of 2012 as compared to a $0.9 million increase during the first quarter of 2011. This increase in cash provided by working capital components was offset in part by a $1.9 million loss (as adjusted for non cash items) recognized during the period compared to a $1.2 million loss (as adjusted for non cash items) recognized during the comparable period of 2011.

Cash flow from investing activities

Cash used by investing activities was $0.3 million for the three months ended March 31, 2012, compared to $1.9 million for the three months ended March 31, 2011. The $1.6 million decrease in cash used by investing activities was primarily due by a decrease in capital spending of our AGY US segment.

Cash flow from financing activities

Cash used by financing activities was $5.4 million for the three months ended March 31, 2012, compared to cash provided by financing activities of $5.2 million for the three months ended March 31, 2011. The $10.6 million change was attributable to (i) an $11.1 million decrease in cash provided by revolver loans to AGY US (ii) a $0.4 million decrease in AGY Asia revolver borrowings, and (iii) $0.9 million of debt issuance costs incurred by AGY US in the first quarter of 2011 related to our Amended Credit Facility.

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

The interest rate for borrowings is LIBOR plus 3.0% or Base Rate plus 2.0% and may be adjusted downward to LIBOR plus 2.5% or Base Rate plus 1.5%, depending on our fixed charge coverage ratio. In addition, we pay customary commitment fees and letter of credit fees under the Amended Credit Facility. All obligations under the Amended Credit Facility are guaranteed by Holdings. The Company’s obligations under the Amended Credit Facility are secured, subject to permitted liens and other agreed upon exceptions, by a first-priority perfected (subject to customary exceptions) security interest in substantially all of the Company’s assets.

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

The agreement governing the Amended Credit Facility permits the lenders to accelerate payment of the outstanding principal and accrued and unpaid interest and/or to terminate their commitment to lend any additional amounts upon certain events of default, including but not limited to failure to pay principal or interest or other amounts when due, breach of certain covenants or representations including breach of the springing covenant, cross-defaults to certain other agreements and indebtedness in excess of specified amounts, a change of control, or default under our obligation regarding the AGY Asia option exercise. The Company was in compliance with all such covenants at March 31, 2012.

As of March 31, 2012, the Company had issued letters of credit totaling $2.9 million and had cash borrowings of $20.0 million under the Amended Credit Facility, with remaining unused availability of $20.9 million.

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

As of March 31, 2012, the estimated fair value of the Notes was $68.8 million compared to a recorded book value of $172 million.

AGY Asia

The financing arrangement with the Bank of Shanghai (“AGY Asia Credit Facility”) consists of a term loan commitment in the aggregate amount of approximately $29.2 million (consisting of a loan denominated in local currency of RMB 158.7 million, or approximately $25.2 million converted at an exchange rate of RMB 6.29 to 1 US dollar, the prevailing exchange rate as of March 31, 2012 and a US-dollar-denominated loan of $4.0 million), a one-year working capital loan in the aggregate amount of approximately $12.5 million (consisting of a local currency loan of RMB 66.5 million, or approximately $10.6 million converted at the period-end exchange rate, and a US-dollar-denominated loan of $1.9 million), and a one-year letter of credit facility in the amount of $2 million.

The term loan is secured by AGY Asia’s building, alloy metals and equipment and bears interest annually at the rate of either the five-year lending rate as published by the People’s Bank of China, plus a margin, or six-month LIBOR plus 3.0%. Term loan borrowings may be made in both local currency and US dollars, up to certain limits. At March 31, 2012, AGY Asia had approximately $27.6 million outstanding under the term loan, consisting of a local currency loan of RMB 148.5 million, or approximately $23.6 million converted at the period-end exchange rate, and a US-dollar-denominated loan of $4.0 million. The weighted average interest rate for cash borrowings outstanding as of March 31, 2012, was 7.0%.

The working capital loan facility is secured by existing and future equipment and assets acquired by AGY Asia and bears interest annually at the rate of either the one-year lending rate as published by the People’s Bank of China, or three-month LIBOR plus 3.0%. Working capital loan borrowings may be made in both local currency and US Dollars, up to certain limits.

At March 31, 2012, the Company had approximately $11.6 million of borrowings outstanding under the working capital loan consisting of a local currency loan of RMB 66.5 million, or approximately $10.6 million, converted at the period-end exchange rate, and a US-dollar-denominated loan of $1.0 million. The weighted average interest rate for cash borrowings outstanding as of March 31, 2012, was 7.0%.

The letter of credit facility is a one-year facility for the issuance of documentary letters of credit up to a maximum term of 120 days. A 15% deposit is required upon issuance with the balance due upon settlement of the underlying obligation.

During the second quarter of 2011, AGY Asia entered into a letter of credit (“LC”) discounting arrangement whereby certain trade receivables backed by LCs may be discounted with recourse and borrowed against at a nominal interest cost. At March 31, 2012, AGY Asia had discounted LCs with a face value of approximately $1.4 million (which amount is recorded in trade receivables at March 31, 2012), receiving proceeds of approximately $0.9 million and maintaining equity of approximately $0.5 million in such receivables. At March 31, 2012, proceeds of $0.9 million received from discounting were recorded as short-term debt payable.

The loan agreements contain customary representations and warranties and customary affirmative and negative covenants, including, among other things, interest coverage, restrictions on indebtedness, liens, investments, mergers and consolidations, dividends and other payments in respect to capital stock, and transactions with affiliates. The loan agreements also include customary events of default, including a default upon a change of control. AGY Asia was in compliance with all such covenants at March 31, 2012.

All amounts borrowed under the AGY Asia Credit Facility are non-recourse to AGY Holding Corp. or any other domestic subsidiary of AGY Holding Corp.

OTHER FINANCIAL OBLIGATIONS AND COMMITMENTS

We lease under short-term operating leases a significant portion of the alloy needed to support our manufacturing operations. At March 31, 2012, we leased in our AGY US segment approximately 49,800 ounces of platinum and 3,300 ounces of rhodium under the Deutsche Bank Master Lease Agreement, with a notional value of approximately $80.3 million and $5.0 million, respectively. For the quarter ended March 31, 2012, total lease costs of alloy metals were approximately $1.1 million, and were classified as a component of cost of goods sold. Our lease expense is dependent on several factors, including the amount of alloy leased, market spot rates for the alloy and associated lease rates. Market spot rates are subject to daily fluctuation and this fluctuation could result in material changes to our alloy lease expense. All of the leases outstanding at March 31, 2012 had initial terms of five to twelve months, maturing no later than October 2012 (with future minimum rentals of approximately $1.3 million until maturity in March 2012).

We also have various operating leases for certain manufacturing equipment, personal and real property.

As discussed in Note 3 of our Consolidated Financial Statements in our 2011 Form 10-K, in connection with the purchase of AGY Asia, we entered into an option agreement with Grace pursuant to which Grace granted AGY a call option and AGY granted Grace a put option in respect of the 30% interest held by Grace in AGY Asia, in each case until December 31, 2013, unless mutually extended. The option price is determined by a formula outlined in the agreement. The exercise of the call option requires certain minimum financial performance levels to be reached by AGY Asia and the put option became exercisable in June 2010. As of March 31, 2012 the redemption amount of the put option was nil compared to an initial carrying value of $12.4 million. Based on these provisions and the financial projections of AGY Asia, the Company believes that neither the call option nor the put option will be exercised in 2012. If the acquisition of the noncontrolling interest is consummated, the Company intends to finance the consideration paid pursuant to the agreement through the sale of additional equity to its private equity sponsor, if available, or other available liquidity.

We are not a party to any significant litigation or claims, other than routine matters incidental to the operation of the Company. We do not expect that the outcome of any pending claims will have a material adverse effect on the Company’s financial position.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This management’s discussion and analysis of financial condition and results of operations includes “forward-looking statements.” All statements included herein, other than statements of historical fact, may constitute forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. Important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, among others, the following factors: competition from other suppliers of glass fibers, as well as suppliers of competing products; the cyclical nature of certain of the end-markets for our products; adverse macroeconomic and business conditions, continued disruption in credit markets and government policy generally leading to global market downturn; an inability to develop product innovations and improve our production technology and expertise; the loss of a large customer or end-user application; a decision by an end-user to modify or discontinue production of an end-product that has specified the use of our product; an inability to protect our intellectual property rights; liability for damages based on product liability claims; increases in energy costs and other raw materials; fluctuation in the market price of alloy metals, which could reduce our AGY US borrowing base and subsequently impair its liquidity, or could increase the cost of acquiring or leasing alloy metals required for the production of glass fibers; labor disputes or increases in labor costs; difficulties and delays in manufacturing; a reliance on Owens Corning for some of our bushing fabrication; an inability to successfully implement our cost reduction initiatives relating to efficiency, throughput and process technology developments; our inability to refinance AGY US alloy metals lease facility; our inability to service our AGY Asia mandatory term loan payments, to refinance the working loan, and/or to fund the rebuilding of the furnace located in PRC; an inability to successfully integrate future acquisitions including AGY Asia; our inability to successfully implement our cost reduction initiatives; interest rate and foreign exchange rate fluctuations; business risks associated with doing business internationally, the loss of key members of our management; an inability or failure to comply with environmental, health or safety laws and regulations; our limited history of profitable operations since our emergence from Chapter 11 protection on April 2, 2004; our substantial indebtedness; and certain covenants in our debt documents, including the triggering of a springing covenant if our AGY US borrowing capacity declines below $6.25 million, which would require a minimum fixed charge coverage ratio that we would not currently satisfy and would result in an event of default under our AGY US Credit Facility.

We do not have any intention or obligation to update forward-looking statements included in this management’s discussion and analysis of financial condition and results of operations.

ITEM 3. — Quantitative and Qualitative Disclosures About Market Risk

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

NATURAL GAS COMMODITY RISK AND PLATINUM/RHODIUM RISK

Due to the nature of our manufacturing operations, we are exposed to risks due to changes in natural gas and electricity commodity prices. We may utilize derivative financial instruments in order to reduce some of the variability of the cash flows associated with our forecasted purchases of natural gas.

At March 31, 2012, we had existing contracts for physical delivery of natural gas at our Aiken, SC and Huntingdon, PA facilities that fix the commodity cost of natural gas for approximately 60% and 80%, respectively, of our estimated natural gas purchase requirements in the next nine months. We also had existing contracts for physical delivery of electricity at our Huntingdon, PA facility that fix the commodity cost of all of our estimated electricity purchase requirements through December 2013. Although these contracts are considered derivative instruments, they meet the normal purchases exclusion contained in ASC 815, and are, therefore, exempted from the related accounting requirements.

In addition, because we use bushings made with a platinum-rhodium alloy as part of our manufacturing process, we are exposed to risks due to changes in the prices and lease rates of these metals, AGY US’s borrowing capacity is also directly tied, in part to fluctuations in the market price of alloy metals, particularly platinum and rhodium, for the metals we own and that secure the Amended Credit Facility, At March 31, 2012, the market price per ounce of Platinum and Rhodium was $1,642 and $1,400 respectively. For every $100 reduction in the market price per ounce of Platinum and Rhodium, our ability to borrow under the Amended credit Facility would be reduced by approximately $1,9 million.

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

At March 31, 2012, we had no foreign currency hedging agreements in effect.

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

ITEM 4. — Controls and Procedures

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

As required by Rule 13a-15(d) of the Exchange Act, the Company’s management, including the Principal Executive Officer and the Principal Financial Officer, conducted an evaluation of the internal control over financial reporting to determine whether any changes occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Based on that evaluation, the Principal Executive Officer and the Principal Financial Officer concluded no such changes during the quarter ended March 31, 2012 materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1A. Risk Factors

None.

ITEM 4. Mine Safety Disclosure

Not applicable.

ITEM 6. — Exhibits

Exhibit Number	Description

10.22	Amendment to AGY Shanghai Term Loan Agreement dated April 19,2012+

10.23	Separation Agreement among AGY Holding Corp., KAGY Holding Company and Steven Smoot dated April 23, 2012+

10.24	Consulting Services Agreement between AGY Holding Corp, and Jay Ferguson dated April 9, 2012+

31.1	Rule 13a-14(a) and 15d-14(a) Certification of Principal Executive Officer+

31.2	Rule 13a-14(a) and 15d-14(a) Certification of Principal Financial Officer and Principal Accounting Officer+

32.1	Section 1350 Certification of Principal Executive Officer+

32.2	Section 1350 Certification of Principal Financial Officer and Principal Accounting Officer+

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

+	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AGY Holding Corp.

Date:	May 15, 2012	By:	/s/ Jay W. Ferguson
Jay W. Ferguson Interim Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

10.22	Amendment to AGY Shanghai Term Loan Agreement dated April 19, 2012+

10.23	Separation Agreement among AGY Holding Corp., KAGY Holding Company and Steven Smoot dated April 23, 2012+

10.24	Consulting Services Agreement between AGY Holding Corp, and Jay Ferguson dated April 9, 2012+

31.1	Rule 13a-14(a) and 15d-14(a) Certification of Principal Executive Officer+

31.2	Rule 13a-14(a) and 15d-14(a) Certification of Principal Financial Officer and Principal Accounting Officer+

32.1	Section 1350 Certification of Principal Executive Officer+

32.2	Section 1350 Certification of Principal Financial Officer and Principal Accounting Officer+

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

+	Filed herewith.