Form 10-Q
period 2012-06-30
AGY Holding Corp.
filed 2012-08-14
CIK 1431824

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2012

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

There is no established trading market for the Common Stock of the registrant. The total number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of August 13, 2012 was 100.

PART I – FINANCIAL INFORMATION

ITEM 1. – Consolidated Financial Statements

AGY Holding Corp. and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands except per share amounts)

	June 30, 2012 (Unaudited)	December 31, 2011
Assets
Current assets:
Cash	$3,125	$2,268
Trade accounts receivable, less allowances of $2,557 and $2,703 at June 30, 2012 and December 31, 2011, respectively	21,219	17,572
Inventories, net	28,168	30,795
Deferred tax assets	2,799	3,370
Other current assets	2,847	1,865

Total current assets	58,158	55,870
Property, plant and equipment, and alloy metals, net	155,926	165,052
Restricted cash	1,500	—
Intangible assets, net	17,776	17,185
Other assets	404	494

TOTAL	$233,764	$238,601

Liabilities, Obligation Under Put/Call for Noncontrolling Interest and Shareholder’s Deficit
Current liabilities:
Accounts payable	$16,838	$14,627
Accrued liabilities	17,286	11,896
Short-term borrowings	11,727	12,820
Current portion of long-term debt	27,479	27,568

Total current liabilities	73,330	66,911

Long-term debt	199,655	197,000
Pension and other employee benefit plans	8,232	8,434
Deferred tax liabilities	4,808	5,378

Total liabilities	286,025	277,723

Commitments and contingencies
Obligation under put/call for noncontrolling interest	4,090	—

Shareholder’s equity (deficit):
Common stock, $.01 par value per share; 1,000 shares authorized; 100 shares issued and outstanding at June 30, 2012 and December 31, 2011	—	—
Additional paid-in capital	122,451	122,386
Accumulated deficit	(180,312)	(167,085)
Accumulated other comprehensive deficit	4,201	4,138

Total AGY Holding Corp. shareholder’s deficit	(53,660)	(40,561)
Noncontrolling interest	(2,691)	1,439

Total shareholder’s deficit	(56,351)	(39,122)

TOTAL	$233,764	$238,601

The accompanying notes are an integral part of the unaudited consolidated financial statements.

AGY Holding Corp. and Subsidiaries

Consolidated Statements of Operations

	(Unaudited)
(Dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net sales	$46,544	$50,006	$93,600	$94,938
Cost of goods sold	(38,140)	(46,258)	(80,492)	(88,140)

Gross profit	8,404	3,748	13,108	6,798
Selling, general and administrative expenses	(4,166)	(3,769)	(8,134)	(7,750)
Restructuring charges	(2,736)	(33)	(5,668)	(50)
Amortization of intangible assets	(251)	(251)	(502)	(502)
Other operating (expense) income	(185)	28	(346)	(126)

Income (loss) from operations	1,066	(277)	(1,542)	(1,630)
Other non-operating (expense) income:
Interest expense	(5,957)	(5,886)	(11,815)	(11,645)
Other income, net	57	43	116	86

Loss before income tax expense	(4,834)	(6,120)	(13,241)	(13,189)
Income tax expense	(29)	(40)	(29)	(40)

Net loss	(4,863)	(6,160)	(13,270)	(13,229)
Less: Net loss attributable to the noncontrolling interest	33	40	43	221

Net loss attributable to AGY Holding Corp.	$(4,830)	$(6,120)	$(13,227)	$(13,008)

AGY Holding Corp. and Subsidiaries

Consolidated Statements of Comprehensive Loss

	(Unaudited)
(Dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net loss attributable to AGY Holding Corp.	$(4,830)	$(6,120)	$(13,227)	$(13,008)
Pension and other postretirement benefit plans – net of tax of $0	—	—	(54)	—
Foreign currency translation adjustments	70	615	117	1,073

Comprehensive loss attributable to AGY Holding Corp.	(4,760)	(5,505)	(13,164)	(11,935)

Net loss attributable to noncontrolling interest	(33)	(40)	(43)	(221)
Foreign currency translation adjustments	(8)	132	3	237

Comprehensive (loss) income attributable to noncontrolling interest	(41)	92	(40)	16

Net loss	(4,864)	(6,160)	(13,270)	(13,229)
Pension and other postretirement benefit plans – net of tax of $0	—	—	(54)	—
Foreign currency translation adjustments	62	747	120	1,310

Comprehensive loss, including portion attributable to noncontrolling interest	$(4,802)	$(5,413)	$(13,204)	$(11,919)

The accompanying notes are an integral part of the unaudited consolidated financial statements.

AGY Holding Corp. and Subsidiaries

Consolidated Statements of Cash Flows

(Dollars in thousands)

	(Unaudited)
	Six Months Ended June 30,
	2012	2011
Cash flow from operating activities:
Net loss	$(13,270)	$(13,229)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	5,085	7,587
Alloy metals depletion, net	4,620	3,808
Amortization of debt issuance costs	417	378
Amortization of intangibles with definite lives	502	502
Loss (gain) loss on sale, disposal or exchange of property and equipment and alloy metals	60	1
Stock compensation	65	14
Changes in assets and liabilities:
Trade accounts receivable	(3,646)	(6,300)
Inventories	2,627	(43)
Other assets	(867)	(193)
Accounts payable	2,147	2,219
Accrued liabilities	5,411	(181)
Pension and other employee benefit plans	(256)	(465)

Net cash provided by (used) in operating activities	2,895	(5,902)

Cash flows from investing activities:
Purchases of property and equipment and alloy metals	(764)	(3,962)
Increase in restricted cash	(1,500)	—

Net cash used in investing activities	(2,264)	(3,962)

Cash flows from financing activities:
Proceeds from Revolving Credit Facility borrowings	33,369	43,984
Payments on Revolving Credit Facility borrowings	(30,714)	(30,934)
Payment on AGY Asia Credit Facility borrowings	(1,049)	(2,655)
Debt issuance costs and others	(1,509)	(982)

Net cash provided by financing activities	97	9,413

Effect of exchange rate changes on cash	129	(76)

Net increase in cash	857	(527)

Cash, beginning of period	2,268	3,132

Cash, end of period	$3,125	$2,605

Supplemental disclosures of cash flow information:
Cash paid for interest	$11,429	$11,155

Cash paid for income taxes	$—	$91

Supplemental disclosures of non-cash financing/investing activities:
Increase in minimum pension liability adjustment	$54	$—

Construction in-progress included in accounts payable	$276	$325

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

Operations and Liquidity Management — As of June 30, 2012, AGY US had total liquidity of $18.7 million, consisting of $0.6 million in unrestricted cash and approximately $18.1 million of borrowing availability under the Senior Secured revolving credit facility (“Amended Credit Facility”), excluding $6 million of availability that did not become effective until the amendment of the master lease agreement between the Company and Deutsche Bank Energy Trading LLC (“DB”), dated as of September 28, 2009 (the “Master Lease Agreement”) was consummated in July 2012. As further disclosed in Note 8, if our borrowing availability under the Amended Credit Facility falls below $6.25 million, we will be subject to a springing financial maintenance covenant that would likely result in a default under the Amended Credit

Facility. The Company intends to manage its liquidity needs through enhancements to the gross margins from production process improvements, enhanced sales of higher margin products and other operations focused efforts.

The AGY Asia reporting segment has experienced declining operating profits, has significant debt service obligations coming due in 2012 and may require funding for the rebuilding of the furnace, located in Shanghai, PRC. As a result, in April 2012, we retained William Blair & Company, L.L.C. and its pan alliance partner Business Development Asia (HK) Ltd (“Blair” and “BDA” and together the “Advisor”) to provide certain investment banking services to evaluate and assist with a possible combination of AGY Asia with another party, a recapitalization of a significant portion of AGY Asia’s indebtedness or a change of control of AGY Asia in a transaction involving the Bank of Shanghai, which is the primary lender for the Asian operation. In connection with these potential transactions, several potential buyers have submitted non-binding offers and are currently conducting their due diligence analysis before submitting their final offers, which are expected during the third quarter of 2012.

We do not expect any possible transaction resulting from this engagement to impact the AGY US reporting segment as only approximately 1.5% of the reported revenue for AGY US was derived from products produced by AGY Asia over the last 12 months. Additionally, AGY US expects to maintain its commercial presence and sales channels for glass fibers produced in North America but sold to the Asian market, primarily for specialty electronics applications.

Adoption of New Accounting Standards — Effective January 1, 2012, the Company adopted ASU 2011-05, Presentation of Comprehensive Income, which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity. We elected to present net income (loss) and comprehensive income (loss) in two separate, but consecutive, statements. This is a change in presentation only and the adoption of ASU 2011-05 did not have an impact on the Company’s consolidated financial statements.

Recently Issued Accounting Standards — There were no accounting standards issued during 2012 that the Company believes would have a material impact on the financial statements.

2.	INVENTORIES, NET

Inventories, net of reserves for excess, obsolete, and write-downs to lower of cost or market adjustments of $2,298 and $2,684 as of June 30, 2012 and December 31, 2011, respectively, consist of the following:

	June 30, 2012	December 31, 2011
Finished goods and work in process	$19,298	$21,275
Materials and supplies	8,870	9,520

	$28,168	$30,795

3.	PROPERTY, PLANT AND EQUIPMENT AND ALLOY METALS

Property, plant and equipment and alloy metals consist of the following:

	June 30, 2012	December 31, 2011
Land and land use rights	$12,421	$12,456
Buildings and leasehold improvements	37,581	37,725
Machinery and equipment	105,608	105,893
Alloy metals (net of depletion)	69,750	74,411

	225,360	230,485
Less – Accumulated depreciation	(70,278)	(65,810)

	155,082	164,675
Construction-in-progress	844	377

	$155,926	$165,052

Depreciation expense was $5,085 and $7,587 in the six months ended June 30, 2012 and 2011, respectively.

Depletion of alloy metals was $4,620 and $3,808 (net of recoveries and excluding expense to process such recoveries) in the six months ended June 30, 2012 and 2011, respectively.

No alloy metals were sold during the first six months of 2011 and 2012.

During 2011, the Company determined the carrying value of the AGY Asia long-lived assets exceeded the fair value and recognized an impairment of $37,898 at December 31, 2011. As of June 30, 2012, the Company determined that no additional impairment needed to be recorded.

4.	RESTRICTED CASH

As of June 30, 2012, the Company had restricted cash of $1.5 million that was posted as cash collateral in connection with the June 15, 2012 amendment of the Company’s revolving credit facility. The cash collateral secures amounts remaining to be paid under the equipment lease that was financed by the previous revolving lender. The collateral requirement will be reduced by $0.1 million at the end of each quarter beginning December 31, 2012 and ending in October 2015 when all of the scheduled lease payments have been made.

5.	INTANGIBLE ASSETS

Intangible assets subject to amortization and trademarks, which are not amortized, consist of the following:

	June 30, 2012	December 31, 2011	Estimated Useful Lives
Intangible assets subject to amortization:
Customer relationships – U.S.	$4,800	$4,800	11 years
Process technology	10,200	10,200	18 years
Deferred financing fees	7,586	6,077	4 to 8 years

Sub-total	22,586	21,077
Less – Accumulated amortization	(10,423)	(9,505)

	12,163	11,572
Trademarks – not amortized	5,613	5,613

Net intangible assets	$17,776	$17,185

In June 2012, the Company entered into the Amended Credit Facility for AGY US and incurred approximately $1.5 million in debt issuance costs. These costs are treated as additional deferred financing fees amortized by the straight-line method over the remaining life of the Amended Credit Facility, which approximates the effective interest method.

The Company’s process technology consists of several patents that relate to the design, application or manufacturing for key products, and its estimated useful life is based on the average legal life of the patents and the Company’s estimated economic life of the processes.

6.	RESTRUCTURING INITIATIVES

AGY US

In the fourth quarter of 2011, we initiated actions in our AGY US segment to improve our cost structure and mitigate the adverse impact of the decline in precious metals markets on our borrowings availability. The approved plan included (a) the severance of 13 salaried positions, and (b) the engagement of a global professional services firm to lead rapid operational improvement opportunities and to provide interim senior management services following the change in our leadership organization. These initiatives continued through the second quarter of 2012 and resulted in a restructuring charge of $2.1 million in the second quarter of 2012 and $5.0 million for the six months ended June 30, 2012. The remaining reserve of $4.4 million at June 30, 2012 for the above initiatives is expected to be paid in 2012 . Additionally, the Company recently announced its decision to initiate a process to sell its CFM business, including the wound products and conductive roving business located in its Huntingdon Pennsylvania facilities, and we expect to incur additional professional advisory services fees throughout 2012.

The following table summarizes the status of unpaid liabilities from the Company’s restructuring initiatives:

	Employee Related Costs	Professional services	Others	Total
Balance as of December 31, 2011	$567	$695	$—	$1,262

Restructuring costs incurred	422	4,377	172	4,971
Payments	(626)	(1,122)	(66)	(1,814)

Balance as of June 30, 2012	$363	$3,950	$106	$4,419

AGY Asia

In the first quarter of 2012, our AGY Asia segment engaged a global professional services firm to lead the refinancing of the AGY Asia financing agreements or a change in control of AGY Asia. This initiative resulted in a restructuring charge of $0.6 million in the second quarter of 2012 and $0.7 million for the six months ended June 30, 2012. The remaining reserve of $0.2 million at June 30, 2012 for the above initiatives is expected to be paid in 2012 and AGY Asia expects to incur additional professional advisory services throughout 2012.

7.	ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	June 30, 2012	December 31, 2011
Vacation	$1,811	$1,820
Real and personal property taxes	1,941	1,232
Payroll and benefits	1,463	1,835
Variable compensation	756	—
Restructuring reserve (Note 6)	4,591	1,262
Interest	2,495	2,567
Current portion of pension and other employee benefits	774	774
Amount due for pension and retiree medical reimbursement	1,317	1,182
Accrued nonrefundable PRC value added tax	736	620
Sponsor management fees	375	—
Other	1,027	604

Total accrued liabilities	$17,286	$11,896

8.	DEBT

Principal amounts of indebtedness outstanding under the Company’s financing arrangements consist of the following:

	June 30, 2012	December 31, 2011
Senior secured notes	$172,000	$172,000
Senior secured revolving credit facility	27,655	25,000
AGY Asia credit facility – non-recourse	39,206	40,388

Total debt	238,861	237,388
Less – Short-term debt and current portion of long-term debt – AGY Asia	(39,206)	(40,388)

Total long-term debt	$199,655	$197,000

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

As of June 30, 2012 and December 31, 2011, the estimated fair value of the Notes was $80,800 and $82,560, respectively, compared to a recorded book value of $172,000 for both periods. The fair value of the Notes is estimated on the basis of quoted market prices; however, trading in these securities is limited and may not reflect fair value. The fair value is subject to fluctuations based on, among other things, the Company’s performance, its credit rating and changes in interest rates for debt securities with similar terms.

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

Under certain events of default, including defaults under the Amended Credit Facility, payment of the outstanding principal and interest could be accelerated.

Senior Secured Revolving Credit Facility

On June 15, 2012, the Company entered into the Second Amended Credit Facility that provides for an expanded credit facility of up to $60,000 and matures on the earlier of June 15, 2016 or 90 days prior to the maturity date of the senior secured notes (“Amended Credit Facility”).

Availability under the facility is determined by a borrowing base equal to the sum of: (i) an advance rate against eligible accounts receivable of up to 85%, plus (ii) the lesser of (A) 65% of the book value of eligible inventory (valued at the lower of cost or market) and (B) 85% of the net orderly liquidation value for eligible inventory, plus (iii) up to $40,000 of eligible alloy inventory, plus (iv) subject to the extension, replacement or renewal of on terms and conditions satisfactory to Agent, the lesser of (x) 70% of the net orderly liquidation value of eligible equipment plus 50% of the fair market value of eligible real estate, (y) an amount equal to $6 million on the Closing Date and reduced by $375,000 on the day after the last day of each full Fiscal Quarter thereafter and (z) 15% of the Borrowing Base (which amount was not included in the calculation of the Borrowing Base until July 25, 2012, when the Master Lease Agreement was amended), minus (v) 100% of mark-to-market risk on certain interest hedging arrangements, minus (vi) a reserve of $2.5 million, and minus (vii) other reserves as the lender may determine in its permitted discretion. This amended definition of the borrowing base calculation resulted in lower reserves and higher advance rates on certain of our assets when compared to the definition that was in effect prior to the amendment of the credit facility as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission on March 30, 2012.

The interest rate for borrowings is LIBOR plus 4.0% or Base Rate plus 3.0% and may be adjusted downward to LIBOR plus 3.5% or Base Rate plus 2.5%, depending on the Company’s fixed charge coverage ratio. In addition, there are customary commitment and letter of credit fees under the Amended Credit Facility.

All obligations under the Amended Credit Facility are guaranteed by Holdings. The Company’s obligations under the Amended Credit Facility are secured, subject to permitted liens and other agreed upon exceptions, by a first-priority security interest in substantially all of the Company’s assets.

Proceeds from the Amended Credit Facility loan were used to repay all amounts and terminate all commitments outstanding under our previous $50,000 Amended Credit Facility and to pay fees and expenses in connection with the refinancing.

The Company incurred approximately $1,500 in issuance costs, which will be expensed over the life of the Amended Credit Facility.

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

The agreement governing the Amended Credit Facility permits the lenders to accelerate payment of the outstanding principal and accrued and unpaid interest and/or to terminate their commitment to lend any additional amounts upon certain events of default, including but not limited to failure to pay principal or interest or other amounts when due, breach of certain covenants or representations including breach of the springing covenant, cross-defaults to certain other agreements and indebtedness in excess of specified amounts, a change of control, or default under our obligation regarding the AGY Asia option exercise. The Company was in compliance with all such covenants as of June 30, 2012.

On July 25, 2012, the Company amended the Amended Credit Facility to, among other things, permit the amendment of the Master Lease Agreement, to require delivery of certain additional reports and to add a minimum Fully Adjusted EBITDA financial covenant, as defined in the Amended Master Lease Agreement, which is measured as of each calendar quarter end based on the last four quarters Fully Adjusted EBITDA. Had the minimum Fully Adjusted EBITDA covenant been in effect as of June 30, 2012, the Company would have been in compliance with such covenant as of June 30, 2012.

As of June 30, 2012, our borrowing base, calculated in accordance with the terms of the Amended Credit Facility, was $48,700. As of June 30, 2012, the Company had issued letters of credit totaling approximately $2,900 and had cash borrowings of $27,700 under the facility. The weighted average interest rate for cash borrowings outstanding as of June 30, 2012 was 4.4%. Borrowing availability after giving effect to the borrowing base at June 30, 2012 was approximately $18,100, which as mentioned previously excludes the $6,000 advance on eligible equipment and real estate that became available in July 2012.

As of December 31, 2011, our borrowing base, calculated in accordance with the terms of the Amended Credit Facility, was $40,700. As of December 31, 2011, the Company had issued letters of credit totaling approximately $2,900 and had cash borrowings of $25,000 under the facility. The weighted average interest rate for cash borrowings outstanding as of December 31, 2011 was 3.4%. Borrowing availability after giving effect to the borrowing base at December 31, 2011 was approximately $12,800.

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

In April 2012, the remaining unused commitment of approximately $2,500 under the term loan and the working capital loan was terminated by the AGY Asia lender. As a result, there is no remaining availability under the AGY Asia Credit Facility.

Term loan

The term loan is secured by AGY Asia’s building, alloy metals and equipment and bears interest annually at the rate of either the five-year lending rate as published by the People’s Bank of China, plus a margin, or six-month LIBOR plus 3.0%. Term loan borrowings may be made in both local currency and US dollars, up to certain limits. At June 30, 2012 and December 31, 2011, AGY Asia had borrowings of approximately $27,500 under the term loan, consisting of a local currency loan of RMB 148,500, or approximately $23,500 converted at the period-end exchange rate, and a U.S.-dollar-denominated loan of $4,000. The weighted average interest rate for cash borrowings outstanding as of June 30, 2012 was 6.8%.

There are semi-annual mandatory payments of principal on the term loan borrowings. At June 30, 2012, the remaining mandatory payments of principal were as follows:

2012	$10,538
2013	12,567
2014	4,374

$27,479

In April and July 2012 AGY Asia and its lender amended the term loan amortization to defer initially until July 2012 and then subsequently until October 2012, the $5.1 million required principal payment originally due in April 2012. In addition, the lender has the right to accelerate the loan repayment at any time if the lender deems that no substantial progress on AGY Asia refinancing, recapitalization or change of control is being made. There is no assurance that we will be able to permanently revise the term loan amortization schedule on terms acceptable to us or at all. If AGY Asia is unable to reach agreement with its lender to modify the term loan amortization schedule beyond October 2012, then AGY Asia may default under its loan agreement and the total outstanding debt of $27,500 million may be accelerated. As a result of this uncertainty, all the outstanding borrowings under the term loan were classified as current liabilities as of June 30, 2012 and December 31, 2011.

Working Capital Loan

The working capital loan facility is secured by existing and future equipment and assets acquired by AGY Asia and bears interest annually at the rate of either the one-year lending rate as published by the People’s Bank of China, or three-month LIBOR plus 3.0%. Working capital loan borrowings may be made in both local currency and US Dollars, up to certain limits.

In July 2012, AGY Asia received an extension of the working capital loan facility to October 2012. However, there is no assurance that we will be able to obtain an extension of the commitment beyond October 2012 on terms acceptable to us or at all.

At June 30, 2012 and December 31, 2011, the Company had borrowings of approximately $11,500 outstanding under the working capital loan consisting of (i) a local currency loan of RMB 66,500, or approximately $10,500 converted at the period-end exchange rate, and (ii) a U.S.-dollar-denominated loan of $1,000. The weighted average interest rate for cash borrowings outstanding as of June 30, 2012, was 7.0%.

During the second quarter of 2011, AGY Asia entered into a letter of credit (“LC”) discounting arrangement whereby certain trade receivables backed by LCs may be discounted with recourse and borrowed against at a nominal interest cost. At June 30, 2012, AGY Asia had discounted LCs with a face value of approximately $237 (which amount is recorded in trade receivables at June 30, 2012), receiving proceeds of approximately $213 and maintaining equity of approximately $24 in such receivables. At June 30, 2012, proceeds of $213 received from discounting were recorded as short-term debt payable.

In July 2012, the lender declined extending the letter of credit facility in support of trade supplier payments that was previously in place.

The loan agreements contain customary representations and warranties and customary affirmative and negative covenants, including, among other things, interest coverage, restrictions on indebtedness, liens, investments, mergers and consolidations, dividends and other payments in respect to capital stock, and transactions with affiliates. The loan agreements also include customary events of default, including a default upon a change of control. AGY Asia was in compliance with all such covenants at June 30, 2012.

All amounts borrowed under the AGY Asia Credit Facility are non-recourse to AGY Holding Corp. or any other domestic subsidiary of AGY Holding Corp.

Maturities of Long-Term Debt

As discussed above, we classified all AGY Asia borrowings outstanding under the term loan as current as of June 30, 2012 due to the uncertainty of AGY Asia’s ability to make required principal payments and/or to consummate a refinancing, which would create an event of default and activate an acceleration clause. As a result, maturities of long-term debt at June 30, 2012 only relate to AGY US and consist of the following:

	North America	China – Non-recourse	Total
2013	$—	$—	$—
2014	$199,655	$—	$199,655

	$199,655	$—	$199,655

9.	TRANSACTIONS WITH RELATED PARTIES

As discussed in Note 11 of our 2011 Form 10-K, the Company has a management agreement with the principal shareholder of Holdings pursuant to which this party provides management and other advisory services to the Company. This agreement requires AGY to pay an annual management fee of $750 and to reimburse this party for out-of-pocket expenses incurred in connection with its services.

In the fourth quarter of 2011 the Company entered into an agreement with the principal shareholder of Holdings, pursuant to which this party agreed to guarantee in case of default, the Company’s payment of up to approximately $2.9 million for interim management and corporate advisory services to be rendered by a global professional services firm. Such fees, incurred since September 2011, have been accrued and expensed as of June 30, 2012 as restructuring costs (see Note 6).

10.	CAPITAL STOCK AND EQUITY

The authorized capital stock of the Company consists of a total of 1,000 shares of common stock with a par value of $0.01 per share. All 100 outstanding shares of the Company have been owned by Holdings since the Acquisition on April 7, 2006. The holder of each share has the right to one vote for each share of common stock held and no shareholder has special voting rights other than those afforded all shareholders generally under Delaware law. Shareholders will share ratably, based on the number of shares held, in any and all dividends the Company may declare. As indicated in Note 8, the payment of dividends is restricted by the Amended Credit Facility and the Notes and no dividends were paid in either the three months ended June 30, 2012 or 2011.

11.	EMPLOYEE BENEFITS

Pension and Other Post-retirement Benefits

Pension Benefits — As described more fully in our 2011 Form 10-K, we have a reimbursement obligation to Owens Corning (“OC”) under OC’s defined benefit pension plan covering certain of our employees. Our obligation to OC is unfunded. We do not have a defined benefit pension plan.

Other Post-retirement Benefits — We have a post-retirement benefit plan that covers substantially all of our domestic employees. Upon the attainment of age sixty-two and the completion of ten years of continuous service, an employee may elect to retire. Employees eligible to retire may receive limited post-retirement health and life insurance benefits. We also have an unfunded reimbursement obligation to OC for certain of our retirees who retired under OC’s retiree medical plan.

Net periodic benefit costs for the three and six months ended June 30, 2012 and 2011, are as follows:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	Pension Benefits		Post-Retirement Benefits		Pension Benefits		Post-Retirement Benefits
	2012	2011	2012	2011	2012	2011	2012	2011

Service cost	$—	$—	$60	$72	$0	$—	$120	$144
Interest cost	25	39	62	55	50	78	124	137
Settlement	33	—	—	—	93	—	0	—
Amortization of unrecognized gains	26	12	(38)	(71)	50	24	(76)	(142)

Total net periodic benefit cost	$84	$51	$84	$56	$193	$102	$168	$139

Expected net employer contributions for the OC defined benefit plan for the year ending December 31, 2012 are $218. Expected net employer contributions for the postretirement benefit plan for the year ending December 31, 2012 are $556.

Defined Contribution Plan

The Company has a defined contribution 401(k) plan that allows qualifying employees to contribute up to 30% of their annual pretax or after-tax compensation subject to Internal Revenue Service (IRS) limitations. AGY may provide a voluntary matching employer contribution of 50% on up to 6% of each participant’s before-tax salary deferral. In addition, AGY may make an employer contribution to the plan based on the Company’s annual financial performance. Effective December 2011 and January 2012, the Company suspended matching contributions for hourly employees at its Aiken SC location and for all salaried employees, and for hourly employees at the Huntingdon PA location, respectively. For the six months ended June 30, 2012 and 2011, the Company contributed nil and $293, respectively.

12.	STOCK-BASED COMPENSATION

Our stock-based compensation includes stock options and restricted stock as described in our 2011 Form 10-K. Total stock-based compensation was $65 and $7 for the three months ended June 30, 2012 and 2011, respectively. During the six months ended June 30, 2012, no additional stock options or restricted stock were granted, exercised, or expired but 70,000 stock options were forfeited.

The following table summarizes the Company’s activity in stock options:

	Number of options	Weighted-Average Remaining Contractual Life (In Years)	Weighted-Average Remaining Exercise Price
Outstanding – January 1, 2012	1,020,000	4.3	$8.40
Granted	—
Exercised	—
Expired or forfeited	(70,000)

Outstanding – June 30, 2012	950,000	3.8	$8.54

Exercisable – June 30, 2012	513,333	3.8	$10.00

At June 30, 2012 the outstanding options had no intrinsic value.

13.	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company from time to time enters into fixed-price agreements for the natural gas commodity requirements of our AGY US segment to reduce the variability of the cash flows associated with forecasted purchases of natural gas. Although these contracts are considered derivative instruments, they typically meet the normal purchases exclusion contained in ASC 815, and are therefore exempted from the related accounting requirements. At June 30, 2012, the Company had existing contracts for physical delivery of natural gas at its Aiken, SC and Huntingdon, PA facilities that fix the commodity cost of natural gas for approximately 60% and 80%, respectively, of its estimated natural gas purchase requirements in the next six months.

At June 30, 2012, the Company also had existing contracts for physical delivery of electricity at its Huntingdon, PA facility that fix the commodity cost of all of its estimated electricity purchase requirements through December 2013.

The Company also uses, on occasion, foreign currency derivatives to manage the risk associated with fluctuations in foreign exchange rates. At June 30, 2012 and December 31, 2011, respectively, the Company had no foreign currency hedging agreements in effect.

14.	ALLOY METAL LEASES

The Company leases under short-term operating leases (with lease terms of twelve months or less) a significant portion of the alloy metals needed to support its manufacturing operations. During the six months ended June 30, 2012 and 2011, total lease costs of alloy metals were approximately $2,123 and $2,005, respectively, and were classified as a component of cost of goods sold. In July 2012, we entered into an amended and restated master lease agreement (the “Amended Master Lease Agreement”) with DB, which extended the maturity date to May 31, 2013 from October 7, 2012. The Amended Master Lease Agreement allows AGY to enter into leases of alloy metals, up to 51,057 ounces of platinum and up to 3,308 ounces of rhodium, with terms of one to twelve months. Lease costs are determined by the quantity of metal leased, multiplied by a benchmark value of the applicable precious metal and a margin above the lease rate index based on DB’s daily precious metal rates. The Amended Master Lease Agreement is secured by a security interest in rhodium up to a value that is the lesser of 35% of the leased platinum or $24,400. The Amended Master Lease Agreement is guaranteed by AGY’s domestic subsidiaries and contains customary events of default, including, without limitation, nonpayment of lease payments, inaccuracy of representations and warranties in any material respect and a cross-default provision with any credit facility or leasing facility greater than $500, including the Amended Credit Facility and the Notes. In addition, the Amended Master Lease Agreement requires us to maintain minimum Fully Adjusted EBITDA (as defined in the Amended Master Lease Agreement) of not be less than $16.5 million for the 12-month period ending June 30, 2012, $17.25 million for the 12-month period ending September 30, 2012, $17.75 million for the 12-month period ending December 31, 2012 and $18.25 million for the 12-month period ending March 31, 2013. Had the Amended Master Lease Agreement been in effect as of June 30, 2012, the Company would have been in compliance with the minimum Fully Adjusted EBITDA covenant as of June 30, 2012.

At June 30, 2012, we leased approximately 49,751 ounces of platinum and 3,285 ounces of rhodium under the Master Lease Agreement, with a notional value of approximately $81,500 and $4,800, respectively. All of the leases outstanding at June 30, 2012 had initial terms of one to twelve months, maturing no later than October 2012 (with future minimum rentals of approximately $850 until maturity in October 2012). Under the Amended Lease Agreement that was consummated in July 2012, the prior leases were terminated and we commenced new leases with terms of five to ten months, maturing no later than May 31, 2013 (with future minimum rentals of approximately $4,400 until maturity in May 2013).

The Company is currently seeking a replacement lessor for DB to extend the lease facility beyond its new maturity date in May 2013, but there is no assurance that we will be able to obtain replacement financing on terms acceptable to us or at all. If we are unable to refinance the facility by May 31, 2013 in a manner acceptable to our senior secured revolving lenders, this will be an event of default under that agreement and the lenders may accelerate amounts due under that facility, which could then trigger a default under our senior second lien Notes.

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

At June 30, 2012, there were no assets or liabilities required to be measured at fair value in periods subsequent to their initial recognition.

At December 31, 2011, long-lived assets of AGY Asia were tested for impairment. Accordingly, the Company recorded an impairment charge of $37.9 million based on the orderly liquidation value in exchange basis of the long-lived assets given the uncertainty for AGY Asia to operate as a going concern beyond 2012. The valuation methodologies used to determine fair value, with the assistance of a third party valuation specialist, were a market approach for those assets where a secondary market exists and a replacement cost approach for the remainder. Since there were primarily unobservable inputs, management concluded that this was a Level 3 fair value measurement.

The fair value of the Notes for AGY US was approximately $80,800 and $82,560 at June 30, 2012 and December 31, 2011, respectively. The debt fair value estimates are classified under Level 2 because such estimates are based on readily available market prices of our debt at June 30, 2012 and December 31, 2011, or similar debt with the same maturities, rating and interest rates.

16.	NONCONTROLLING INTEREST

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

At June 30, 2012 and December 31, 2011, the Company recorded the attribution of the NCI net loss and other comprehensive income according to ASC 810-10-65 and performed a subsequent measurement of the probable redemption amount per ASC 480-10-S99. As of June 30, 2012 and December 31, 2011 the equity instrument is redeemable but remains below its carrying value and was nil as of December 31, 2011. Therefore, only the redemption amount assessed as of the end of the period is classified in mezzanine equity and any NCI above this amount is presented in permanent equity.

Changes in noncontrolling interest are set forth below:

	Mezzanine Equity	Permanent Equity	Total NCI
Balance as of January 1, 2011	$3,401	$9,762	$13,163
Net income attributable to NCI – AGY Asia	(12,240)	—	(12,240)
Other comprehensive income attributable to NCI – AGY Asia	516	—	516
Adjustment to NCI Redemption amount assessment	8,323	(8,323)	—

Balance as of December 31, 2011	—	1,439	1,439

Net (loss) attributable to NCI – AGY Asia	(43)	—	(43)
Other comprehensive income attributable to NCI – AGY Asia	3	—	3
Adjustment to NCI Redemption amount assessment	4,130	(4,130)	—

Balance as of June 30, 2012	$4,090	$(2,691)	$1,399

17.	INCOME TAXES

During the three months and six months ended June 30, 2012, the Company’s effective tax rate was (0.6%) and (0.2%) respectively. This rate varied from the statutory rate of 34% due primarily to increases in the valuation allowance for domestic and foreign deferred tax assets which are not more-likely-than-not to be realized, losses on domestic and foreign subsidiaries with no tax benefit, state taxes and foreign rate differential. Generally, the Company can recognize deferred tax assets for the losses incurred until such time that the aggregate deferred tax assets exceed aggregate deferred tax liabilities that do not relate to assets with an indefinite useful life.

During the three months and six months ended June 30, 2011, the Company’s effective tax rate was (0.7%) and (0.3%) respectively. This rate varied from the statutory rate of 34% due primarily to increases in the valuation allowance for domestic and foreign deferred tax assets which are not more-likely-than-not to be realized, losses on domestic and foreign subsidiaries with no tax benefit, state taxes and foreign rate differential.

18.	COMMITMENTS AND CONTINGENCIES

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

In addition to the alloy metal leases discussed in Note 14, we also lease other equipment and property under operating leases. Total rent expense for the six months ended June 30, 2012 and 2011, was approximately $700 and $820, respectively.

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

Three Months Ended June 30, 2012	AGY US	AGY Asia	Corporate and Other	Total

Total net sales	$39,373	$7,171	$—	$46,544
Operating income (loss) (i)	2,945	459	(2,338)	1,066
Depreciation and amortization	2,311	482	—	2,793
Alloy metals depletion, net	1,043	116	—	1,159

(i)	Operating loss for the three months ended June 30, 2012 within the corporate and other segment primarily includes $2,117 of restructuring expense for AGY US (discussed in Note 6), stock compensation expense, and the management fees payable to our sponsor.

Three Months Ended June 30, 2011	AGY US	AGY Asia	Corporate and Other	Total

Total net sales	$42,207	$7,799	$—	$50,006
Operating loss (i)	(482)	435	(230)	(277)
Depreciation and amortization	2,490	1,495	—	3,985
Alloy metals depletion, net	2,031	158	—	2,189

(i)	Operating loss for the three months ended June 30, 2011 within the corporate and other segment primarily includes stock compensation expense and the management fees payable to our sponsor.

Six Months Ended June 30, 2012	AGY US	AGY Asia	Corporate and Other	Total

Total net sales	$79,454	$14,146	$—	$93,600
Operating income (loss) (i)	2,873	1,004	(5,419)	(1,542)
Depreciation and amortization	4,696	891	—	5,587
Alloy metals depletion, net	4,404	216	—	4,620
Property, plant and equipment, and alloy metals, net	107,021	48,905	—	155,926
Carrying amount of intangible assets	17,776	—	—	17,776
Total assets	171,303	62,461	—	233,764

(i)	Operating loss for the six months ended June 30, 2012 within the corporate and other segment primarily includes $4,971 of restructuring expense for AGY US (discussed in Note 6), stock compensation expense, and the management fees payable to our sponsor.

Six Months Ended June 30, 2011	AGY US	AGY Asia	Corporate and Other	Total

Total net sales	$80,185	$14,753	$—	$94,938
Operating (loss) income (i)	(1,612)	423	(441)	(1,630)
Depreciation and amortization	5,119	2,970	—	8,089
Alloy metals depletion, net	3,516	292	—	3,808
Property, plant and equipment, and alloy metals, net	125,927	88,829	—	214,756
Carrying amount of intangible assets	18,055	—	—	18,055
Total assets	193,998	104,578	—	298,576

(i)	Operating loss for the six months ended June 30, 2011 within the corporate and other segment primarily includes the management fees payable to our sponsor and stock compensation expense.

20.	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

As described in Note 8, an aggregate of $172,000 of the Notes remain outstanding at June 30, 2012. The Notes are guaranteed, fully, unconditionally and jointly and severally, by each of AGY Holding Corp.’s existing and future wholly-owned domestic subsidiaries, other than immaterial subsidiaries (collectively, the “Combined Guarantor Subsidiaries”).

For the purpose of this footnote:

•	AGY Holding Corp. is referred to as “Parent”;

•	The Combined Guarantor Subsidiaries represent all subsidiaries other than the Combined Non-Guarantor subsidiaries defined below; and

•	The “Combined Non-Guarantor Subsidiaries” as of June 30, 2012 include only the subsidiaries forming AGY Asia: AGY Cayman LLC, AGY Hong Kong Ltd and AGY Shanghai.

The following supplemental condensed consolidating financial information is presented on the equity method and reflects the Parent’s separate accounts, the accounts of the Combined Guarantor Subsidiaries, the accounts of the Non-Guarantor Subsidiaries, the consolidating adjustments and eliminations and the total consolidated accounts for the dates and periods indicated.

Condensed Consolidating Balance Sheet

	As of June 30, 2012
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated

ASSETS
Total current assets	$4,770	$40,247	$13,141	$—	$58,158
Due from (to) affiliates	(60,367)	61,842	(1,475)	—	—
Property, plant and equipment, net	60,703	46,318	48,905	—	155,926
Intangible assets, net	3,411	14,365	—	—	17,776
Investment in unconsolidated entities	151,179	—	—	(151,179)	—
Other assets	1,500	—	404	—	1,904

Total	$161,196	$162,772	$60,975	$(151,179)	$233,764

LIABILITIES, OBLIGATION UNDER PUT/CALL FOR NONCONTROLLING INTEREST AND SHAREHOLDER’S EQUITY
Total current liabilities	$15,201	$15,122	$43,007	$—	$73,330
Long-term debt	199,655	—	—	—	199,655
Other long-term liabilities	—	12,903	137	—	13,040
Obligation under put/call for noncontrolling interest	—	—	4,090	—	4,090
Parent’s shareholder’s equity	(53,660)	134,747	16,432	(151,179)	(53,660)
Noncontrolling interest equity	—	—	(2,691)	—	(2,691)

Total	$161,196	$162,772	$60,975	$(151,179)	$233,764

Condensed Consolidating Statements of Operations

	Three Months Ended June 30, 2012
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net sales	$—	$39,373	$7,437	$(266)	$46,544
Cost of goods sold	—	(32,764)	(5,642)	266	(38,140)

Gross profit	—	6,609	1,795	—	8,404

Selling, general and administrative expenses	(221)	(3,228)	(717)	—	(4,166)
Restructuring charges	(2,117)	—	(619)	—	(2,736)
Amortization of intangible assets	—	(251)	—	—	(251)
Other operating expense	—	(185)	—	—	(185)

(Loss) income from operations	(2,338)	2,945	459	—	1,066

Interest expense	(5,278)	—	(679)	—	(5,957)
Equity losses (earnings) in unconsolidated entities	2,753	—	—	(2,753)	—
Other income, net	—	(50)	107	—	57

Loss before income tax expense	(4,863)	2,895	(113)	(2,753)	(4,834)
Income tax expense	—	(29)	—	—	(29)

Net loss	(4,863)	2,866	(113)	(2,753)	(4,863)
Less: Net loss attributable to the noncontrolling interest	33	—	33	(33)	33

Net loss attributable to AGY Holding Corp.	$(4,830)	$2,866	$(80)	$(2,786)	$(4,830)

Comprehensive (loss) income, including portion attributable to noncontrolling interest	$(4,864)	$2,865	$(50)	$(2,753)	$(4,802)

	Six Months Ended June 30, 2012
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net sales	$—	$79,454	$14,609	$(463)	$93,600
Cost of goods sold	—	(69,451)	(11,504)	463	(80,492)

Gross profit	—	10,003	3,105	—	13,108

Selling, general and administrative expenses	(448)	(6,282)	(1,404)	—	(8,134)
Restructuring charges	(4,971)	—	(697)	—	(5,668)
Amortization of intangible assets	—	(502)	—	—	(502)
Other operating (expense) income	—	(346)	—	—	(346)

(Loss) income from operations	(5,419)	2,873	1,004	—	(1,542)

Interest expense	(10,503)	—	(1,312)	—	(11,815)
Equity losses (earnings) in unconsolidated entities	2,652	—	—	(2,652)	—
Other (expense) income, net	—	(46)	162	—	116

Loss before income tax expense	(13,270)	2,827	(146)	(2,652)	(13,241)
Income tax expense	—	(29)	0	0	(29)

Net loss	(13,270)	2,798	(146)	(2,652)	(13,270)
Less: Net loss attributable to the noncontrolling interest	43	—	43	(43)	43

Net loss attributable to AGY Holding Corp.	$(13,227)	$2,798	$(103)	$(2,695)	$(13,227)

Comprehensive (loss) income, including portion attributable to noncontrolling interest	$(13,270)	$2,746	$(28)	$(2,652)	$(13,204)

Condensed Consolidating Statements of Cash Flows

	Six Months Ended June 30, 2012
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net loss	$(13,270)	$2,798	$(146)	$(2,652)	$(13,270)
Equity losses in unconsolidated entities	(2,652)	—	—	2,652	—
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation, alloy metals depletion and amortization	417	9,101	1,106	—	10,624
Loss on sale, disposal of assets or exchange of property and equipment and alloy metals	—	60	—	—	60
Stock compensation	65	—	—	—	65
Change in assets and liabilities	3,690	1,488	238	—	5,416
Parents loans and advances	12,152	(12,651)	499	—	0

Net cash provided by operating activities	402	796	1,697	—	2,895

Cash flows from investing activities:
Purchase of property, plant and equipment and alloy metals	—	(796)	32	—	(764)
Increase in restricted Cash	(1,500)				(1,500)

Net cash used in investing activities	(1,500)	(796)	32	—	(2,264)

Cash flows from financing activities:
Net payments on Revolving Credit Facility	2,655	—	—	—	2,655
Net payment on AGY Asia Credit Facility borrowings	—	—	(1,049)	—	(1,049)
Debt issuances and others	(1,509)	—	—	—	(1,509)

Net cash used by financing activities	1,146	—	(1,049)	—	97

Effect of exchange rate changes on cash	2	—	127	—	129

Net increase in cash	50	—	807	—	857

Cash, beginning of period	504	—	1,764	—	2,268

Cash, end of period	$554	$—	$2,571	$—	$3,125

Condensed Consolidating Balance Sheet

	As of June 30, 2011
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated

ASSETS
Total current assets	$3,190	$46,585	$15,160	$—	$64,935
Due from (to) affiliates	(32,927)	34,942	(2,015)	—	—
Property, plant and equipment, net	73,004	52,923	88,829	—	214,756
Intangible assets, net	2,687	15,368	—	—	18,055
Investment in unconsolidated entities	164,305	—	—	(164,305)	—
Other assets	19	222	589	—	830

Total	$210,278	$150,040	$102,563	$(164,305)	$298,576

LIABILITIES, OBLIGATION UNDER PUT/CALL FOR NONCONTROLLING INTEREST AND SHAREHOLDER’S EQUITY
Total current liabilities	$7,046	$13,348	$25,289	$—	$45,683
Long-term debt	203,000	—	20,496	—	223,496
Other long-term liabilities	—	15,620	366	—	15,986
Obligation under put/call for noncontrolling interest	—	—	6,138	—	6,138
Parent’s shareholder’s equity	232	121,072	43,233	(164,305)	232
Noncontrolling interest equity	—	—	7,041	—	7,041

Total	$210,278	$150,040	$102,563	$(164,305)	$298,576

Condensed Consolidating Statements of Operations

	Three Months Ended June 30, 2011
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net sales	$—	$42,207	$8,212	$(413)	$50,006
Cost of goods sold	—	(39,535)	(7,256)	533	(46,258)

Gross profit	—	2,672	956	120	3,748

Selling, general and administrative expenses	(199)	(2,929)	(521)	(120)	(3,769)
Restructuring charges	—	(33)	—	—	(33)
Amortization of intangible assets	—	(251)	—	—	(251)
Other operating (expense) income	—	28	—	—	28

Loss from operations	(199)	(513)	435	—	(277)

Interest expense	(5,259)	—	(627)	—	(5,886)
Equity losses in unconsolidated entities	(702)	—	—	702	—
Other income, net	—	(13)	56	—	43

Loss before income tax expense	(6,160)	(526)	(136)	702	(6,120)
Income tax expense	—	(40)	—	—	(40)

Net loss	(6,160)	(566)	(136)	702	(6,160)
Less: Net loss attributable to the noncontrolling interest	40	—	40	(40)	40

Net loss attributable to AGY Holding Corp.	$(6,120)	$(566)	$(96)	$662	$(6,120)

Comprehensive (loss) income, including portion attributable to noncontrolling interest	$(6,160)	$(560)	$605	$702	$(5,413)

Condensed Consolidating Statements of Operations

	Six Months Ended June 30, 2011
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net sales	$—	$80,185	$15,166	$(413)	$94,938
Cost of goods sold	—	(75,102)	(13,571)	533	(88,140)

Gross profit	—	5,083	1,595	120	6,798

Selling, general and administrative expenses	(391)	(6,187)	(1,172)	—	(7,750)
Restructuring charges	—	(50)	—	—	(50)
Amortization of intangible assets	—	(502)	—	—	(502)
Other operating (expense) income	—	(6)	—	(120)	(126)

Loss from operations	(391)	(1,662)	423	—	(1,630)

Interest expense	(10,389)	—	(1,256)	—	(11,645)
Equity losses in unconsolidated entities	(2,449)	—	—	2,449	—
Other income, net	—	(10)	96	—	86

Loss before income tax expense	(13,229)	(1,672)	(737)	2,449	(13,189)
Income tax expense	—	(40)	—	—	(40)

Net loss	(13,229)	(1,712)	(737)	2,449	(13,229)
Less: Net loss attributable to the noncontrolling interest	221	—	221	(221)	221

Net loss attributable to AGY Holding Corp.	$(13,008)	$(1,712)	$(516)	$2,228	$(13,008)

Comprehensive (loss) income, including portion attributable to noncontrolling interest	$(13,229)	$(1,705)	$566	$2,449	$(11,919)

Condensed Consolidating Statements of Cash Flows

	Six Months Ended June 30, 2011
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net loss	$(13,229)	$(1,712)	$(737)	$2,449	$(13,229)
Equity losses in unconsolidated entities	2,449	—	—	(2,449)	—
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation, alloy metals depletion and amortization	378	8,635	3,262	—	12,275
Loss on sale, disposal of assets or exchange of property and equipment and alloy metals	—	1	—	—	1
Stock compensation	14	—	—	—	14
Change in assets and liabilities	(233)	(4,400)	(330)	—	(4,963)
Parents loans and advances	(1,244)	1,161	83	—	—

Net cash (used in) provided by operating activities	(11,865)	3,685	2,278	—	(5,902)

Cash flows from investing activities:
Purchase of property, plant and equipment and alloy metals	—	(3,685)	(277)	—	(3,962)

Net cash (used in) provided by investing activities	—	(3,685)	(277)	—	(3,962)

Cash flows from financing activities:
Net proceeds from Revolving Credit Facility	13,050	—	—	—	13,050
Net payments on AGY Asia Credit Facility			(2,655)		(2,655)
Debt issuance costs and others	(982)	—	—	—	(982)

Net cash provided (used) by financing activities	12,068	—	(2,655)	—	9,413

Effect of exchange rate changes on cash	6	—	(82)	—	(76)

Net increase (decrease) in cash	209	—	(736)	—	(527)

Cash, beginning of period	565	—	2,567	—	3,132

Cash, end of period	$774	$—	$1,831	$—	$2,605

ITEM 2. – Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report contains forward-looking statements with respect to our operations, industry, financial condition and liquidity. These statements reflect our management’s assessment of a number of risks and uncertainties. Our actual results could differ materially from the results anticipated in these forward-looking statements as a result of certain factors identified in this Quarterly Report and in our 2011 Annual Report on Form 10-K (the “2011 Form 10-K”) filed with the Securities and Exchange Commission. An additional statement made pursuant to the Private Securities Litigation Reform Act of 1995 and summarizing certain of the principal risks and uncertainties inherent in our business is included herein under the caption “Disclosure Regarding Forward- Looking Statements.” You are encouraged to read this statement carefully.

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

The AGY Asia reporting segment has experienced declining operating profits, has significant debt service obligations coming due in 2012 and may require funding for the rebuilding of the furnace, located in the People’s Republic of China. As a result, in April 2012, we retained an Advisor to provide certain investment banking services to evaluate and assist with a possible combination of AGY Asia with another party, a recapitalization of a significant portion of AGY Asia’s indebtedness or a change of control of AGY Asia in a transaction involving the primary lender for the Asian operation. We do not expect any possible transaction resulting from this agreement to impact the AGY US reporting segment as only approximately 1.5% of the reported revenue for AGY US was derived from products produced by AGY Asia over the last 12 months. Additionally, AGY US expects to maintain its commercial presence and sales channels for glass fibers produced in North America but sold to the Asian market, primarily for specialty electronics applications. While we have reported the need to complete a rebuild of the furnace in Asia, we are evaluating alternatives to extend the life of the furnace.

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

Effective January 1, 2012, the Company adopted ASU 2011-05, Presentation of Comprehensive Income, which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity. We elected to present net income (loss) and comprehensive income (loss) in two separate, but consecutive, statements. This is a change in presentation only and the adoption of ASU 2011-05 did not an impact on the Company’s consolidated financial statements.

Results of Operations

The following tables summarize our results of operations in dollars and as a percentage of net sales for the three and six months ended June 30, 2012 and 2011 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net Sales
AGY US	$39,373	$42,207	$79,454	$80,185
AGY Asia	7,437	8,212	14,609	15,166

	46,810	50,419	94,063	95,351
Intersegment sales	(266)	(413)	(463)	(413)

Total net sales	46,544	50,006	93,600	94,938
Cost of goods sold	(38,140)	(46,258)	(80,492)	(88,140)

Gross profit	8,404	3,748	13,108	6,798
Selling, general and administrative expenses	(4,166)	(3,769)	(8,134)	(7,750)
Restructuring charges	(2,736)	(33)	(5,668)	(50)
Amortization of intangible assets	(251)	(251)	(502)	(502)
Other operating (expense) income, net	(185)	28	(346)	(126)

Income (loss) from operations	1,066	(277)	(1,542)	(1,630)
Other non-operating income, net	57	43	116	86
Interest expense	(5,957)	(5,886)	(11,815)	(11,645)

Loss before income taxes	(4,834)	(6,120)	(13,241)	(13,189)
Income tax expense	(29)	(40)	(29)	(40)

Net loss	(4,863)	(6,160)	(13,270)	(13,229)
Less: Net loss attributable to noncontrolling interest	33	40	43	221

Net loss attributable to AGY Holding Corp.	$(4,830)	$(6,120)	$(13,227)	$(13,008)

	Three Months Ended June 30,				Six Months Ended June 30,
	2012		2012		2012		2011
Net Sales
AGY US	84.6%		84.4%		84.9%		84.4%
AGY Asia	16.0%		16.4%		15.6%		16.0%

	100.6%		100.8%		100.5%		100.4%
Intersegment sales	(0.6	) %	(0.8	) %	(0.5	) %	(0.4	) %

Total net sales	100.0%		100.0%		100.0%		100.0%
Cost of goods sold	(81.9	) %	(92.5	) %	(86.0	) %	(92.8	) %

Gross profit	18.1%		7.5%		14.0%		7.2%
Selling, general and administrative expenses	(9.0	) %	(7.5	) %	(8.7	) %	(8.2	) %
Restructuring charges	(5.9	) %	(0.1	) %	(6.0	) %	(0.1	) %
Amortization of intangible assets	(0.5	) %	(0.5	) %	(0.5	) %	(0.5	) %
Other operating (expense) income, net	(0.4	) %	0.1%		(0.4	) %	(0.1	) %

Income (loss) from operations	2.3%		(0.5	) %	(1.6	) %	(1.7	) %
Other non-operating income, net	0.1%		0.1%		0.1%		0.1%
Interest expense	(12.8	) %	(11.8	) %	(12.6	) %	(12.3	) %

Loss before income taxes	(10.4	) %	(12.2	) %	(14.1	) %	(13.9	) %
Income tax expense	(0.1	) %	(0.1	) %	—%		(0.0	) %

Net loss	(10.5	) %	(12.3	) %	(14.1	) %	(13.9	) %
Less: Net loss attributable to noncontrolling interest	0.1%		0.1%		—%		0.2%

Net loss attributable to AGY Holding Corp.	(10.4	) %	(12.2	) %	(14.1	) %	(13.7	) %

As further discussed below, we use EBITDA and Adjusted EBITDA, which are non-GAAP financial measures, to measure our operating performance.

EBITDA and Adjusted EBITDA (which are defined below) are reconciled from net income (loss) determined under GAAP as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Statement of operations data:
Net loss	$(4,863)	$(6,160)	$(13,270)	$(13,229)
Interest expense	5,957	5,886	11,815	11,645
Income tax expense	29	40	29	40
Depreciation and amortization	2,794	3,985	5,587	8,089

EBITDA	$3,917	$3,751	$4,161	$6,545

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

EBITDA	$3,917	$3,751	$4,161	$6,545
Adjustments to EBITDA:
Alloy depletion charge, net (a)	1,159	2,189	4,620	3,808
Non-cash compensation charges (b)	29	7	65	14
Management fees (c)	192	189	383	377
Restructuring charges (d)	2,736	33	5,668	50

Adjusted EBITDA	8,033	6,169	14,897	10,794
Less: Adjusted EBITDA attributable to the noncontrolling interest	(535)	(643)	(891)	(1,134)

Adjusted EBITDA attributable to AGY Holding Corp.	$7,498	$5,526	$14,006	$9,660

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Adjusted EBITDA allocated to AGY Holding Corp. segment breakdown:
AGY US and Corporate	$6,249	$4,026	$11,927	$7,013
AGY Asia	1,249	1,500	2,079	2,647

	$7,498	$5,526	$14,006	$9,660

(a)	We purchase or lease alloy metals that are used in our manufacturing process. During the manufacturing process a small portion of the alloy metal is physically consumed. When the metal is actually consumed we recognize a non-cash charge. This expense is recorded net of the amount of metal that can be recovered after some specific treatment and net of the charges associated with such recovery treatment.
(b)	Reflects the non-cash compensation expenses related to awards under Holdings’ 2006 Stock Option Plan and Holdings’ restricted stock granted to certain members of management.
(c)	Reflects the elimination of the management fee payable to our sponsor, Kohlberg & Company, LLC, pursuant to a management agreement entered into in connection with the Acquisition.
(d)	Reflects the elimination of the restructuring charges associated primarily with the engagement of a global professional services firm in 2012 (i) to lead rapid operational improvement opportunities and provide interim senior management services for the AGY US segment and (ii) to lead refinancing, recapitalization discussions with the lenders or change in control for AGY Asia.

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

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

Net sales. Net sales decreased $3.5 million, or 7%, to $46.5 million for the three months ended June 30, 2012, compared to $50 million during the comparable quarter of 2011. The $2.8 million, or 6.7% net decrease in sales attributable to AGY US in the second quarter of 2012, compared to the same period of 2011, was primarily due to $4.9 million of lower sales volumes partly offset by $2.1 million of favorable product mix. Aerospace revenues were $10.8 million, or up 1% when compared to the second quarter of 2011, reflecting continued robust demand for both aircraft retrofit and new build activity with an on-going bias toward lighter-weight interior materials. Defense revenues increased $1.1 million, or 47%, compared to the same period of 2011 due to new international structural armor programs in 2012. The electronics market revenues decreased $3.5 million to $6.6 million, or 35% compared to the second quarter of 2011, which had benefited from filling at a price premium product shortages in the Asian market associated with the 2011 Japanese natural disaster. The industrial market revenues of the U.S. operating segment decreased to $18.7 million, or 3% compared to the second quarter of 2011. The $0.5 million decrease was largely caused by $0.8 million lower construction market revenues, driven by product rationalization and mix enrichment actions. This decrease was partially offset by a continued robust demand for certain industrial applications such as fire retardant mattresses, and a stable demand for our Continuous Filament Mat (“CFM”) business with revenues of $4.5 million comparable to the second quarter of 2011. AGY Asia’s contribution to consolidated net sales was $7.2 million, or $0.6 million lower than the second quarter of 2011 level due to a softer Asian electronic market in 2012.

Gross profit. Consolidated gross profit was $8.4 million, or 18.1% of net sales for the three months ended June 30, 2012, compared to $3.7 million, or 7.5% during the comparable quarter of 2011. Gross profit for AGY US increased $3.9 million during the second quarter of 2012. This increase reflects $2.7 million lower manufacturing cash costs in 2012 from the execution of operational improvement projects and cost control initiatives in a stable manufacturing environment. Additionally, the AGY US segment results were positively impacted in 2012 decreases of by $1.9 million in non-cash costs due primarily to (i) $1.0 million of lower metal operating losses resulting primarily from higher 2012 metal recoveries, and (ii) $0.9 million decrease of cost of goods sold as a result of higher indirect overhead absorption in 2012. These gains were offset by $0.6 million of lower margin attributable to sales resulting from lower volumes only partly offset by a more favorable product mix. AGY Asia segment gross profit increased $0.8 million as inflation in labor and energy costs was more than offset by $1.1 million of lower depreciation expense and alloy metal depletion. The decrease in depreciation and alloy metal resulted from the impairment of AGY Asia long-lived assets, which was recorded as of December 31, 2011.

Selling, general and administrative expenses. Selling, general and administrative (“SG&A”) expenses increased $0.4 million, or 10%, to $4.2 million during the second quarter of 2011 compared to $3.8 million during the second quarter of 2012. This reflects a $0.3 million decrease of SG&A for AGY US as the benefit of reduced headcount was partly offset by a variable compensation accrual recorded during the three months ended June 30, 2012 when compared to the same period of 2011. The $0.1 million increase in AGY Asia SG&A related primarily to higher labor costs. SG&A expenses increased from 7.5% of net sales for the three months ended June 30, 2011 to 9.0% of net sales for the three months ended June 30, 2012.

Restructuring charges. In the three months ended June 30, 2012, we recorded $2.7 million in restructuring charges, of which (i) $2.1 million resulted from the actions we initiated in our AGY US segment during the last nine months to improve our cost structure and liquidity position, and (ii) $0.6 million were primarily in conjunction with the engagement of advisors in 2012 to assist with the refinancing or a possible combination of AGY Asia with another party. For both business segments, the restructuring charges related primarily to professional fees.

Interest expense. Interest expense increased $0.1 million from $5.9 million for the three months ended June 30, 2011 to $6.0 million for the three months ended June 30, 2012. The increase was primarily due to higher borrowing costs for AGY US in the second quarter of 2012 compared to 2011.

Income tax expense. Income tax expense was not significant for the three months ended June 30, 2012 and 2011 due to the limitation on recording tax benefits from net operating losses. The effective tax rate was (0.6%) and (0.7%) for the second quarter of 2012 and 2011, respectively. For both periods, this rate varied from the statutory rate of 34% due primarily to change of valuation allowance for domestic and foreign deferred tax assets, which are not more-likely-than-not to be realized, losses on domestic and foreign subsidiaries with no tax benefit, state taxes and foreign rate differential. Generally, the Company can recognize deferred tax assets for the losses incurred until such time that the aggregate deferred tax assets exceed aggregate deferred tax liabilities that do not relate to assets with an indefinite useful life.

Net loss. As a result of the aforementioned factors including $2.7 million of restructuring costs which offset improved AGY US operating performances, we reported a net loss attributable to AGY Holding Corp. of $4.8 million for the three months ended June 30, 2012, compared to a net loss of $6.1 million for the three months ended June 30, 2011. The net result attributable to the 30% noncontrolling interest in AGY Asia not owned by AGY Holding Corp. was not significant for the second quarter of 2012 and 2011.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

Net sales. Net sales decreased $1.3 million, or 1.4%, to $93.6 million for the six months ended June 30, 2012, compared to $94.9 million for the first six months of 2011. The $0.7 million, or 0.9% net decrease in sales generated by AGY US in the first half of 2012, compared to the first half of 2011 was primarily due to $3.4 million of lower sales volumes, while a favorable product mix and pricing actions accounted for an increase in sales of $2.7 million. Aerospace revenues were $22.3 million, or up 12% when compared to the first half of 2011, reflecting continued robust demand for both aircraft retrofit and new build activity with an on-going bias toward lighter-weight interior materials. Defense revenues were $5.5 million, or up 10%, compared to the same period of 2011 due to new international structural armor programs in 2012. The electronics market revenues decreased to $13.2 million, or 25%, compared to the first six months of 2011 reflecting lower demand, competitive pressure and the second quarter of 2011 benefit from filling at a price premium product shortages in the Asian market place associated with the 2011 natural disaster in Japan. The industrial market revenues of the U.S. operating segment increased $0.8 million to $38.4 million, reflecting a robust demand during the first half of 2012 for industrial applications such as oil and gas drilling, and fire retardant mattresses, and a strong recovery in our CFM business, which led sales to increase $1.3 million to $9.3 million. These increases were partially offset by $1.6 million and $0.8 million lower construction and automotive revenues, respectively, driven by product rationalization and mix enrichment actions. AGY Asia’s contribution to consolidated net sales was $14.1 million, or a $0.6 million decrease in revenues compared to the first six months of 2011 (after accounting for the elimination of $0.5 and $0.4 million of intercompany sales in 2012 and 2011, respectively) due primarily to pricing pressure in the Asian electronics market.

Gross profit. Consolidated gross profit was $13.1 million, or 14% of net sales for the six months ended June 30, 2012, compared to a $6.8 million, or 7.2% of net sales for the six months ended June 30, 2011. Gross profit for AGY US increased $4.9 million during the first half quarter of 2012 compared to the same period of 2011, reflecting a $0.2 million of increased margin from sales as a more favorable product mix offset the negative impact from lower volumes. Additionally, the AGY US segment results were positively impacted in 2012 by $6.5 million of lower manufacturing cash costs from the execution of operational improvement projects and cost control initiatives in a stable manufacturing environment. These gains were offset by $1.5 million non-cash costs due primarily to (i) $0.9 million of higher metal operating losses resulting primarily from the advanced sale of 2012 metal recoveries in late 2011, (ii) $1.0 million increase of cost of goods sold from the sale of inventory with lower margins due primarily to the change in absorption of manufacturing variances capitalized in prior periods and standard costs revaluations occurring during the first quarter of 2012, offset by (iii) $0.4 lower depreciation expense. AGY Asia segment gross profit increased $1.4 million as inflation in labor and energy costs was more than offset by $2.2 million of lower depreciation expense and alloy metal depletion. The decrease in depreciation and alloy metal resulted from the impairment of AGY Asia long-lived assets, which was recorded as of December 31, 2011.

Selling, general and administrative expenses. SG&A expenses increased from $7.8 million during the first half of 2011 to $8.1 million during the first half of 2012. This reflects a primarily $0.15 million increase of

SG&A for AGY US as the benefit of reduced headcount and overhead spending was offset by a $0.5 million variable compensation accrual recorded during the six months ended June 30, 2012 when compared to the same period of 2011. The $0.2 million increase in AGY Asia SG&A related primarily to higher labor costs. Selling, general and administrative expenses increased from 8.2% of net sales for the six months ended June 30, 2011 to 8.7% of net sales for the six months ended June 30, 2012.

Restructuring charges. In the six months ended June 30, 2012, we recorded $5.7 million in restructuring charges, of which (i) $5.0 million resulted from the actions we initiated in our AGY US segment during the last nine months to improve our cost structure and liquidity position, and (ii) $0.7 million were primarily in conjunction with the engagement of advisors in 2012 to assist with the refinancing or a possible combination of AGY Asia with another party. For both business segments, the restructuring charges related primarily to professional fees.

Other operating expense. During the six months ended June 30, 2012, other operating expense of $0.3 million consisted primarily of accrued penalty and interest on the deferred payment of certain AGY US property tax bills and on a disputed prior year sales tax audit assessment. During the six months ended June 30, 2011, other non-operating expense was not significant.

Interest expense. Interest expense increased $0.2 million from $11.6 million for the six months ended June 30, 2011 to $11.8 million for the six months ended June 30, 2012. The increase was primarily due to higher borrowing costs for AGY US in the first half of 2012 compared to 2011.

Income tax expense. Income tax expense was not significant for the six months ended June 30, 2012 and 2011 due to the limitation on recording tax benefits from net operating losses. The effective tax rate was (0.2%) and (0.3%) for the first half of 2012 and 2011, respectively. For both periods, this rate varied from the statutory rate of 34% due primarily to change of valuation allowance for domestic and foreign deferred tax assets, which are not more-likely-than-not to be realized, losses on domestic and foreign subsidiaries with no tax benefit, state taxes and foreign rate differential. Generally, the Company can recognize deferred tax assets for the losses incurred until such time that the aggregate deferred tax assets exceed aggregate deferred tax liabilities that do not relate to assets with an indefinite useful life.

Net loss. As a result of the aforementioned factors including $5.7 million of restructuring costs which offset improved AGY US operating performances, we reported a net loss attributable to AGY Holding Corp. of $13.2 million for the six months ended June 30, 2012, compared to a net loss of $13.0 million for the six months ended June 30, 2011. The net result attributable to the 30% noncontrolling interest in AGY Asia not owned by AGY Holding Corp. was not significant and a $0.2 million loss for the first half of 2012 and 2011, respectively.

LIQUIDITY, CAPITAL RESOURCES AND OTHER RELATED MATTERS

AGY Holding Corp. and its Domestic Subsidiaries’ Liquidity

In the first six months of 2012 our principal sources of domestic liquidity were operating cash and our cash on hand. Our domestic need for liquidity arises primarily from interest payments on the outstanding $172.0 million principal amount of our Notes, interest and principal payments on our Amended Credit Facility, the funding of capital expenditures, alloy metals, strategic initiatives, restructuring expenses, normal recurring operating expenses and working capital requirements. At June 30, 2012, AGY US had total liquidity of $18.7 million, consisting of $0.6 million in unrestricted cash and approximately $18.1 million of borrowing availability under the Amended Credit Facility. The Amended Credit Facility that was consummated in June 2012 provided a net $11.6 million increase in borrowing availability, calculated as of June 30, 2012, including the additional $6 million that became available in July 2012 concurrently with the extension of the Amended Master Lease Agreement.

If our borrowing availability under the Amended Credit Facility falls below $6.25 million, we will be subject to a springing financial maintenance covenant under which we would likely be in default. In the next 12 months, interest payments of $19.0 million will be due under AGY’s Senior Second Lien Notes, which we expect to be able to meet with our current and projected sources of liquidity and current precious metal prices. In the event we are not able to meet those payments, we will seek one or more options to strengthen our liquidity, including a sale of assets or other financing arrangements. Please refer to 2011 Form 10-K “Risk Factors — Risks Related to our Indebtedness” for additional discussion regarding our liquidity.

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

As of June 30, 2012, AGY Asia had total liquidity of $2.6 million, consisting of unrestricted cash. In April 2012, the remaining unused commitment of approximately $2.5 million under the term loan and the working capital loan was terminated by the AGY Asia lender. As a result, there are no amounts available to be borrowed under the AGY Asia Credit Facility. In 2012, semi-annual mandatory principal repayments totaling $10.6 million are due under the AGY Asia Credit Facility and AGY Asia requires funding for rebuilding of its furnace. In July 2012, AGY Asia and its lender amended the term loan amortization to defer the April 2012 $5.1 million required principal payment to October 2012. However, the lender retains the right to accelerate the loan repayment at any time if the lender deems that no substantial progress on AGY Asia refinancing, recapitalization or change of control is being made. We may be unable to make the principal payments without one or more of the following occurrences: a refinancing of our AGY Asia Credit Facility, an amendment to our AGY Asia Credit Facility, a sale of assets or other financing arrangements.

In July 2012, AGY Asia’s lender extended the maturity of the working capital loan facility to October 2012. However, there is no assurance that we will be able to obtain an extension of the commitment beyond October 2012 on terms acceptable to us or at all.

Please refer to 2011 Form 10-K “Risk Factors — Risks Related to our Indebtedness” for additional discussion regarding the liquidity of AGY Asia.

Working capital

The Company has historically defined working capital as total current assets, excluding unrestricted cash, less total current liabilities, including short-term borrowings and the current portion of long-term debt. We reported a negative working capital of $16.8 million and $13.3 million on June 30, 2012 and December 31, 2011, respectively. The $3.5 million decrease related to (a) a $5.3 million increase in AGY US accrued liabilities due primarily to the interest accrual for our Notes and the increase of accrued restructuring expenses, (b) a $1.9 million increase in AGY US trade payables from extending payment terms with suppliers, (c) a $2.2 million reduction in inventories and a $0.6 million decrease in current deferred tax, offset by (d) increases of $3.3 million, $1.5 million and $1.1 million in trade receivables, restricted cash and other assets, respectively, and (e) a $0.6 million increase in the working capital of AGY Asia, due to a decrease in short-term borrowings.

Other balance sheet items

Net Property, Plant and Equipment and Alloy Metals. Net property, plant and equipment and alloy metals decreased $9.1 million from December 31, 2011 to June 30, 2012, primarily due to $9.7 million of depreciation and alloy metals depletion expenses. We expended $0.8 million for capital projects primarily in AGY US, including accrued construction in progress. Additionally AGY Asia had $0.2 million of currency translation adjustments.

Long Term Debt. Long-term debt increased $2.7 million from December 31, 2011 to June 30, 2012 as a result of higher borrowings under our Amended Credit Facility due primarily to $3.0 million in debt issuance costs and in restricted cash to provide collateral support for equipment leases in conjunction with the recent amendment of AGY US Amended Credit Facility.

Six months ended June 30, 2012 compared to six months ended June 30, 2011

Cash flows from operating activities

Cash provided by operating activities was $2.9 million for the six months ended June 30, 2012, compared to $5.9 million used during the three months ended June 30, 2011. The $8.8 million increase in cash provided by operating activities is attributed to a global $5.4 million decrease in operating working capital during the first half of 2012 as compared to a $5.0 million increase during the first six months of 2011. This increase in cash provided by working capital components was offset in part by a $2.5 million loss (as adjusted for non cash items) recognized during the period compared to a $0.9 million loss (as adjusted for non cash items) recognized during the comparable period of 2011.

Cash flow from investing activities

Cash used by investing activities was $2.3 million for the six months ended June 30, 2012, compared to $4.0 million for the six months ended June 30, 2011. The $1.7 million decrease in cash used by investing activities was primarily due by a decrease in capital spending of our AGY US and AGY Asia segment, partly offset by a $1.5 million increase in restricted cash to provide collateral support for equipment leases in conjunction with the recent amendment of the AGY US Amended Credit Facility.

Cash flow from financing activities

Cash provided by financing activities was $0.1 million for the six months ended June 30, 2012, compared to $9.4 million for the six months ended March 31, 2011. The $9.3 million change was attributable to (i) a $10.4 million decrease in cash provided by revolver loans to AGY US (ii) a $1.7 million decrease in AGY Asia loan repayments due mainly to the temporary deferral of scheduled principal payments, and (iii) $1.5 million of debt issuance costs incurred by AGY US in the first half of 2012 compared to $1.0 million in the first half of 2011 related to our Amended Credit Facility.

Indebtedness

AGY US

On June 15, 2012, the Company entered into the Second Amended and Restated Credit Facility that provides for an expanded credit facility of up to $60 million and matures on the earlier of June 15, 2016 or 90 days prior to the maturity date of the senior secured notes (“Amended Credit Facility”).

Availability under the facility is determined by a borrowing base equal to the sum of: (i) an advance rate against eligible accounts receivable of up to 85%, plus (ii) the lesser of (A) 65% of the book value of eligible inventory (valued at the lower of cost or market) and (B) 85% of the net orderly liquidation value for eligible inventory, plus (iii) up to $40 million of eligible alloy inventory, plus (iv) subject to the extension, replacement or renewal of the DB Lease Agreement on terms and conditions satisfactory to Agent, the lesser of (x) 70% of the net orderly liquidation value of eligible equipment plus 50% of the fair market value of eligible real estate, (y) an amount equal to $6 million on the Closing Date and reduced by $375,000 on the day after the last day of each full Fiscal Quarter thereafter and (z) 15% of the Borrowing Base (which amount was not included in the calculation of the Borrowing Base until July 25, 2012, when the Master Lease Agreement was amended), minus (v) 100% of mark-to-market risk on certain interest hedging arrangements, minus (vi) a reserve of $2.5 million, and minus (vii) other reserves as the lender may determine in its permitted discretion. This amended definition of the borrowing base calculation resulted in lower reserves and higher advance rates on certain of our assets when compared to the definition that was in effect prior to the amendment of the credit facility as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission on March 30, 2012.

The interest rate for borrowings is LIBOR plus 4.0% or Base Rate plus 3.0% and may be adjusted downward to LIBOR plus 3.5% or Base Rate plus 2.5%, depending on the Company’s fixed charge coverage ratio. In addition, there are customary commitment and letter of credit fees under the Amended Credit Facility.

All obligations under the Amended Credit Facility are guaranteed by Holdings. The Company’s obligations under the Amended Credit Facility are secured, subject to permitted liens and other agreed upon exceptions, by a first-priority security interest in substantially all of the Company’s assets.

Proceeds from the Amended Credit Facility loan were used to repay all amounts and terminate all commitments outstanding under our previous $50 million Amended Credit Facility and to pay fees and expenses in connection with the refinancing.

The Company incurred approximately $1,500 in issuance costs, which will be expensed over the life of the Amended Credit Facility.

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

The agreement governing the Amended Credit Facility permits the lenders to accelerate payment of the outstanding principal and accrued and unpaid interest and/or to terminate their commitment to lend any additional amounts upon certain events of default, including but not limited to failure to pay principal or interest or other amounts when due, breach of certain covenants or representations including breach of the springing covenant, cross-defaults to certain other agreements and indebtedness in excess of specified amounts, a change of control, or default under our obligation regarding the AGY Asia option exercise. The Company was in compliance with all such covenants as of June 30, 2012.

On July 25, 2012, the Company amended the Amended Credit Facility to, among other things, permit the amendment of the Master Lease Agreement, to require delivery of certain additional reports and to add a minimum Fully Adjusted EBITDA financial covenant, as defined in the Amended Master Lease Agreement, which is measured as of each calendar quarter end based on the last four quarters Fully Adjusted EBITDA. Had the minimum Fully Adjusted EBITDA covenant been in effect as of June 30, 2012, the Company would have been in compliance with such covenant as of June 30, 2012.

As of June 30, 2012 our borrowing base, calculated in accordance with the terms of the Amended Credit Facility, was $48.7 million. As of June 30, 2012, the Company had issued letters of credit totaling approximately $2.9 million and had cash borrowings of $27.7 million under the facility. Borrowing availability after giving effect to the borrowing base at June 30, 2012 was approximately $18.1 million. The Amended Credit Facility that was consummated in June 2012 provided a net $11.6 million increase in borrowing availability, calculated as of June 30, 2012, including the additional $6 million that became available in July 2012 concurrently with the extension of the Amended Master Lease Agreement.

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

As of June 30, 2012, the estimated fair value of the Notes was $80.8 million compared to a recorded book value of $172 million.

AGY Asia

The AGY Asia financing arrangement (“AGY Asia Credit Facility”) consists of a term loan with an original maturity of five years and a one-year working capital loan with original commitments of approximately $43.3 million and $12.5 million, respectively, converted at the then-current exchange rate. Proceeds from the loans were used principally to repay the $37.6 million outstanding at the time of the refinancing under AGY Asia’s prior credit agreements.

In April 2012, the remaining unused commitment of approximately $2.5 million under the term loan and the working capital loan was terminated by the AGY Asia lender. As a result, there is no remaining availability under the AGY Asia credit facility.

The term loan is secured by AGY Asia’s building, alloy metals and equipment and bears interest annually at the rate of either the five-year lending rate as published by the People’s Bank of China, plus a margin, or six-month LIBOR plus 3.0%. Term loan borrowings may be made in both local currency and US dollars, up to certain limits. At June 30, 2012 and December 31, 2011, AGY Asia had borrowings of approximately $27.5 million under the term loan, consisting of a local currency loan of RMB 148.5 million, or approximately $23.5 million converted at the period-end exchange rate, and a U.S.-dollar-denominated loan of $4 million. The weighted average interest rate for cash borrowings outstanding as of June 30, 2012, was 6.8%.

The working capital loan facility is secured by existing and future equipment and assets acquired by AGY Asia and bears interest annually at the rate of either the one-year lending rate as published by the People’s Bank of China, or three-month LIBOR plus 3.0%. Working capital loan borrowings may be made in both local currency and US Dollars, up to certain limits.

At June 30, 2012, the Company had approximately $11.5 million of borrowings outstanding under the working capital loan consisting of a local currency loan of RMB 66.5 million, or approximately $10.5 million, converted at the period-end exchange rate, and a US-dollar-denominated loan of $1.0 million. The weighted average interest rate for cash borrowings outstanding as of June 30, 2012, was 7.0%.

In July 2012, the lender declined extending the letter of credit facility for trade supplier payments that was previously in place.

During the second quarter of 2011, AGY Asia entered into a letter of credit (“LC”) discounting arrangement whereby certain trade receivables backed by LCs may be discounted with recourse and borrowed against at a nominal interest cost. At June 30, 2012, AGY Asia had discounted LCs with a face value of approximately $0.2 million (which amount is recorded in trade receivables at June 30, 2012), receiving proceeds of approximately $0.2 million and maintaining equity of nil. At June 30, 2012, proceeds of $0.2 million received from discounting were recorded as short-term debt payable.

The loan agreements contain customary representations and warranties and customary affirmative and negative covenants, including, among other things, interest coverage, restrictions on indebtedness, liens, investments, mergers and consolidations, dividends and other payments in respect to capital stock, and transactions with affiliates. The loan agreements also include customary events of default, including a default upon a change of control. AGY Asia was in compliance with all such covenants at June 30, 2012.

All amounts borrowed under the AGY Asia Credit Facility are non-recourse to AGY Holding Corp. or any other domestic subsidiary of AGY Holding Corp.

OTHER FINANCIAL OBLIGATIONS AND COMMITMENTS

We lease under short-term operating leases a significant portion of the alloy needed to support our manufacturing operations. At June 30, 2012, we leased in our AGY US segment approximately 49,800 ounces of platinum and 3,300 ounces of rhodium under the Master Lease Agreement, with a notional value of approximately $81.5 million and $4.8 million, respectively. For the six months ended June 30, 2012, total lease costs of alloy metals were approximately $2.1 million, and were classified as a component of cost of goods sold. Our lease expense is dependent on several factors, including the amount of alloy leased, market spot rates for the alloy and associated lease rates. Market spot rates are subject to daily fluctuation and this fluctuation could result in material changes to our alloy lease expense. All of the leases outstanding at June 30, 2012 had initial terms of one to twelve months, maturing no later than October 2012 (with future minimum rentals of approximately $850 until maturity in October 2012). Under the Amended Master Lease Agreement that was consummated in July 2012, the prior leases were terminated and we commenced new leases with terms of five to ten months, maturing no later than May 31, 2013 (with future minimum rentals of approximately $4.4 million until maturity in May 2013).

We also have various operating leases for certain manufacturing equipment, personal and real property.

As discussed in Note 3 of our Consolidated Financial Statements in our 2011 Form 10-K, in connection with the purchase of AGY Asia, we entered into an option agreement with Grace pursuant to which Grace granted AGY a call option and AGY granted Grace a put option in respect of the 30% interest held by Grace in AGY Asia, in each case until December 31, 2013, unless mutually extended. The option price is determined by a formula outlined in the agreement. The exercise of the call option requires certain minimum financial performance levels to be reached by AGY Asia and the put option became exercisable in June 2010. As of June 30, 2012 the redemption amount of the put option was $4.1 million compared to an initial carrying value of $12.4 million.

We are not a party to any significant litigation or claims, other than routine matters incidental to the operation of the Company. We do not expect that the outcome of any pending claims will have a material adverse effect on the Company’s financial position.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This management’s discussion and analysis of financial condition and results of operations includes “forward-looking statements.” All statements included herein, other than statements of historical fact, may constitute forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. Important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, among others, the following factors: competition from other suppliers of glass fibers, as well as suppliers of competing products; the cyclical nature of certain of the end-markets for our products; adverse macroeconomic and business conditions, continued disruption in credit markets and government policy generally leading to global market downturn; an inability to develop product innovations and improve our production technology and expertise; the loss of a large customer or end-user application; a decision by an end-user to modify or discontinue production of an end-product that has specified the use of our product; an inability to protect our intellectual property rights; liability for damages based on product liability claims; increases in energy costs and other raw materials; fluctuation in the market price of alloy metals, which could reduce our AGY US borrowing base and subsequently impair its liquidity, or could increase the cost of acquiring or leasing alloy metals required for the production of glass fibers; labor disputes or increases in labor costs; difficulties and delays in manufacturing; a reliance on Owens Corning for some of our bushing fabrication; an inability to successfully implement our cost reduction initiatives relating to efficiency, throughput and process technology developments; our inability to refinance AGY US alloy metals lease facility; our inability to service our AGY Asia mandatory term loan payments, to refinance the working loan, and/or to fund the rebuilding of the furnace located in PRC; an inability to successfully integrate future acquisitions including AGY Asia; our inability to successfully implement our cost reduction initiatives; interest rate and foreign exchange rate fluctuations; business risks associated with doing business internationally; the loss of key members of our management; an inability or failure to comply with environmental, health or safety laws and regulations; our limited history of profitable operations since our emergence from Chapter 11 protection on April 2, 2004; our substantial indebtedness; and certain covenants in our debt documents, including a minimum EBITDA covenant and the triggering of a springing covenant if our AGY US borrowing capacity declines below $6.25 million, which would require a minimum fixed charge coverage ratio that we would not currently satisfy and would result in an event of default under our AGY US Credit Facility.

We do not have any intention or obligation to update forward-looking statements included in this management’s discussion and analysis of financial condition and results of operations.

ITEM 3. – Quantitative and Qualitative Disclosures About Market Risk

INTEREST RATE RISK

We are subject to interest rate risk in connection with our short- and long-term debt. Our principal interest rate exposures relate to the AGY US $60 million Amended Credit Facility and our AGY Asia Credit Facility. Assuming the AGY US Amended Credit Facility is fully drawn, each 100 basis point change in interest rates would result in approximately a $0.6 million change in annual interest expense on our revolving credit facility. For amounts borrowed under AGY Asia Credit Facility, each 100 basis point change in interest rates would result in approximately a $0.4 million change in annual interest expense for AGY Asia.

NATURAL GAS COMMODITY RISK AND PLATINUM/RHODIUM RISK

Due to the nature of our manufacturing operations, we are exposed to risks due to changes in natural gas and electricity commodity prices. We may utilize derivative financial instruments in order to reduce some of the variability of the cash flows associated with our forecasted purchases of natural gas. At June 30, 2012, we had existing contracts for physical delivery of natural gas at our Aiken, SC and Huntingdon, PA facilities that fix the commodity cost of natural gas for approximately 60% and 80%, respectively, of our estimated natural gas purchase requirements in the next six months. We also had existing contracts for physical delivery of electricity at our Huntingdon, PA facility that fix the commodity cost of all of our estimated electricity purchase requirements through December 2013. Although these contracts are considered derivative instruments, they meet the normal purchases exclusion contained in ASC 815, and are, therefore, exempted from the related accounting requirements.

In addition, because we use bushings made with a platinum-rhodium alloy as part of our manufacturing process, we are exposed to risks due to changes in the prices and lease rates of these metals. AGY US’s borrowing capacity is also directly tied, in part, to fluctuations in the market price of alloy metals, particularly platinum and rhodium, for the metals we own and that secure the Amended Credit Facility. At June 30, 2012, the market price per ounce of Platinum and Rhodium was $1,450 and $1,250 respectively. For every $100 reduction in the market price per ounce of Platinum and Rhodium, our ability to borrow under the Amended credit Facility would be reduced by approximately $1.9 million.

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

Approximately 15% of the debt of our subsidiary, AGY Asia, is denominated in U.S. dollars, with the balance denominated in Chinese RMB. In addition, approximately 65% of the sales of AGY Asia are denominated in U.S. dollars, while approximately 70% of its costs are denominated in Chinese RMB.

At June 30, 2012, we had no foreign currency hedging agreements in effect.

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

As required by Rule 13a-15(d) of the Exchange Act, the Company’s management, including the Principal Executive Officer and the Principal Financial Officer, conducted an evaluation of the internal control over financial reporting to determine whether any changes occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Based on that evaluation, the Principal Executive Officer and the Principal Financial Officer concluded no such changes during the quarter ended June 30, 2012 materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1A. Risk Factors

Other than described below, there have been no material changes from the risk factors previously disclosed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011, which should be read together with the other risk factors and information disclosed elsewhere in this Quarterly Report on Form 10-Q and our other reports filed with the SEC.

The following disclosure supplements the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2011 under the heading “Risks Related to Our Business”:

We may not be able to satisfy the new financial covenants contained in the Amended Credit Facility and Amended Master Lease Agreement, which would result in default under these agreements and may result in default under our other loan agreements, which would have a material adverse effect on our business and financial condition.

The amendments to the Amended Credit Facility and to the Master Lease Agreement signed in July 2012 added a minimum Fully Adjusted EBITDA financial covenant for AGY US, which is required to be tested on a quarterly basis. Had the minimum Fully Adjusted EBITDA covenant been in effect as of June 30, 2012, the Company would have been in compliance with such covenant. However, there is no assurance that we will be able to satisfy this financial covenant in the future, which would result in an event of default under these two agreements. Any acceleration action taken by our lenders as a result of this or any other event of default could result in cross-acceleration default triggers under the Notes, ultimately causing the Notes, Amended Credit Facility and Amended Master Lease Agreement to immediately become due and payable. If the acceleration of any of the Amended Credit Facility, Notes, or the Amended Master Lease Agreement were to occur, we would not be able to repay such amounts when due, which would have a material adverse effect on our business, liquidity and financial condition, and there is no assurance that we would be able to obtain replacement financing on terms acceptable to us or at all.

ITEM 4. Mine Safety Disclosure

Not applicable.

ITEM 6. – Exhibits

Exhibit Number	Description

10.22	Amendment to AGY Shanghai Term Loan Agreement dated April 19,2012 (incorporated by reference to Exhibit 10.22 of Form 10-Q (File No. 333-150749) filed May 15, 2012)

10.23	Separation Agreement among AGY Holding Corp., KAGY Holding Company and Steven Smoot dated April 23, 2012 (incorporated by reference to Exhibit 10.23 of Form 10-Q (File No. 333-150749) filed May 15, 2012)

10.24	Consulting Services Agreement between AGY Holding Corp. and Jay Ferguson dated April 9, 2012 (incorporated by reference to Exhibit 10.24 of Form 10-Q (File No. 333-150749) filed May 15, 2012)

10.25	Second Amended and Restated Loan and Security Agreement dated as of June 15, 2012, among AGY Holding Corp., AGY Aiken LLC, AGY Huntingdon LLC, UBS AG, Stamford Branch, UBS Securities LLC and the Lenders party thereto from time to time (incorporated by reference to Exhibit 10.1 of Form 8-K (File 333-150749) filed June 21, 2012)

10.26	First Amendment to Second Amended and Restated Loan and Security Agreement dated as of July 25, 2012, among AGY Holding Corp., AGY Aiken LLC, AGY Huntingdon LLC, UBS AG, Stamford Branch, UBS Securities LLC and the Lenders party thereto from time to time+

10.27	Amended and Restated Master Lease Agreement dated as of July 25, 2012, among AGY Holding Corp., AGY Aiken LLC, AGY Huntingdon LLC and DB Energy Trading LLC+ *

31.1	Rule 13a-14(a) and 15d-14(a) Certification of Principal Executive Officer+

31.2	Rule 13a-14(a) and 15d-14(a) Certification of Principal Financial Officer and Principal Accounting Officer+

32.1	Section 1350 Certification of Principal Executive Officer+

32.2	Section 1350 Certification of Principal Financial Officer and Principal Accounting Officer+

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

+	Filed herewith.
*	Confidential treatment has been requested for certain portions of the document, which portions have been omitted and filed separately with the Security and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AGY Holding Corp.

Date:	August 14, 2012	By:	/s/ Jay W. Ferguson
Jay W. Ferguson Interim Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

10.22	Amendment to AGY Shanghai Term Loan Agreement dated April 19,2012 (incorporated by reference to Exhibit 10.22 of Form 10-Q (File No. 333-150749) filed May15, 2012)

10.23	Separation Agreement among AGY Holding Corp., KAGY Holding Company and Steven Smoot dated April 23, 2012 (incorporated by reference to Exhibit 10.23 of Form 10-Q (File No. 333-150749) filed May 15, 2012)

10.24	Consulting Services Agreement between AGY Holding Corp. and Jay Ferguson dated April 9, 2012 (incorporated by reference to Exhibit 10.24 of Form 10-Q (File No. 333-150749) filed May 15, 2012)

10.25	Second Amended and Restated Loan and Security Agreement dated as of June 15, 2012, among AGY Holding Corp., AGY Aiken LLC, AGY Huntingdon LLC, UBS AG, Stamford Branch, UBS Securities LLC and the Lenders party thereto from time to time (incorporated by reference to Exhibit 10.1 of Form 8-K (File 333-150749) filed June 21, 2012)

10.26	First Amendment to Second Amended and Restated Loan and Security Agreement dated as of July 25, 2012, among AGY Holding Corp., AGY Aiken LLC, AGY Huntingdon LLC, UBS AG, Stamford Branch, UBS Securities LLC and the Lenders party thereto from time to time+

10.27	Amended and Restated Master Lease Agreement dated as of July 25, 2012, among AGY Holding Corp., AGY Aiken LLC, AGY Huntingdon LLC and DB Energy Trading LLC+*

31.1	Rule 13a-14(a) and 15d-14(a) Certification of Principal Executive Officer +

31.2	Rule 13a-14(a) and 15d-14(a) Certification of Principal Financial Officer and Principal Accounting Officer +

32.1	Section 1350 Certification of Principal Executive Officer +

32.2	Section 1350 Certification of Principal Financial Officer and Principal Accounting Officer+

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

+	Filed herewith.
*	Confidential treatment has been requested for certain portions of the document, which portions have been omitted and filed separately with the Security and Exchange Commission.