Form 10-K/A
period 2011-12-31
AGY Holding Corp.
filed 2012-09-14
CIK 1431824

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number 333-150749

AGY HOLDING CORP.

(Exact name of registrant as specified in its charter)

Delaware	20-0420637
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

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

AGY HOLDING CORP.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K of AGY Holding Corp., a Delaware corporation (the “Company”) for the fiscal year ended December 31, 2011, originally filed with the Securities and Exchange Commission on March 30, 2012 (the “Original Filing”). This Amendment is being filed as an exhibit-only filing solely to furnish amended certifications by the Company’s principal executive officer and principal financial officer, which are amended to include the full text in Exhibits 31.1 and 31.2 in accordance with Item 601(b)(31) of Regulation S-K.

This Amendment should be read in conjunction with the Original Filing. Except as described above, no attempt has been made in this Amendment to modify or update any other items or disclosures presented in the Original Filing. This Amendment does not reflect events occurring after the date of the Original Filing or modify or update those disclosures that may be affected by subsequent events.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements

The financial statements are filed as part of the Annual Report on Form 10-K under Item 8 – “Financial Statements.”

(b)	Financial Statement Schedules

Financial statement schedules have been omitted because they are either not required, not applicable, or the information is presented in the Consolidated Financial Statements and the notes thereto in Item 8 of the Form 10-K.

(c)	Exhibits

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of AGY Holding Corp. (incorporated by reference to Exhibit 3.1 of Form S-4 (File No. 333-150749) filed May 8, 2008)

3.2	By-laws of AGY Holding Corp. (incorporated by reference to Exhibit 3.2 of Form S-4 (File No. 333-150749) filed May 8, 2008)

3.3	Certificate of Formation of AGY Aiken LLC (incorporated by reference to Exhibit 3.3 of Form S-4 (File No. 333-150749) filed May 8, 2008)

3.4	Limited Liability Company Agreement of AGY Aiken LLC (incorporated by reference to Exhibit 3.4 of Form S-4 (File No. 333-150749) filed May 8, 2008)

3.5	Certificate of Formation of AGY Huntingdon LLC (incorporated by reference to Exhibit 3.5 of Form S-4 (File No. 333-150749) filed May 8, 2008)

3.6	Limited Liability Company Agreement of AGY Huntingdon LLC (incorporated by reference to Exhibit 3.6 of Form S-4 (File No. 333-150749) filed May 8, 2008)

4.1	Indenture, dated as of October 25, 2006 among AGY Holding Corp., AGY Aiken LLC, AGY Huntingdon LLC, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 of Form S-4 (File No. 333-150749) filed May 8, 2008)

4.2	First Supplemental Indenture dated as of March 28, 2008 by and among AGY Holding Corp., AGY Aiken LLC, AGY Huntingdon LLC, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 of Form S-4 (File No. 333-150749) filed May 8, 2008)

4.3	Registration Rights Agreement dated as of October 25, 2006 by and among AGY Holding Corp., AGY Aiken LLC, AGY Huntingdon LLC and UBS Securities LLC (incorporated by reference to Exhibit 4.3 of Form S-4 (File No. 333-150749) filed May 8, 2008)

4.4	Form of 11% Senior Second Lien Notes due 2014 (incorporated by reference to Exhibit 4.4 of Form S-4 (File No. 333-150749) filed May 8, 2008)

4.5	Security Agreement dated as of October 25, 2006 among AGY Holding Corp., AGY Aiken LLC, AGY Huntingdon LLC, and U.S. Bank National Association, as collateral agent (incorporated by reference to Exhibit 4.5 of Form S-4 (File No. 333-150749) filed May 8, 2008)

4.6	Shareholders’ Agreement dated June 10, 2009 by and among Grace Technology Investment Co., Ltd., AGY (Cayman) and Main Union Industrial Ltd. (incorporated by reference to Exhibit 10.5 of Form 10-Q (File No. 333-150749) filed August 19, 2009)

Exhibit No.	Description

4.7	Amended and Restated Loan and Security Agreement dated as of March 8, 2011, among AGY Holding Corp., AGY Aiken LLC, AGY Huntingdon LLC, as borrowers, the Lenders party thereto from time to time, Bank of America, N.A., a national banking association, as Administrative Agent and UBS Securities LLC, as Documentation Agent (incorporated by reference to Exhibit 10.1 of Form 8-K (File No. 335-150749) filed March 14, 2011)

4.8	First Amendment to the Amended and Restated Loan and Security Agreement dated as of December 15, 2011, among AGY Holding Corp., AGY Aiken LLC, AGY Huntingdon LLC, as borrowers, the Lenders party thereto from time to time, Bank of America, N.A., a national banking association, as Administrative Agent and UBS Securities LLC, as Documentation Agent (incorporated by reference to Exhibit 4.8 of Form 10-K (File No. 333-150749) filed March 30, 2012)

4.9	Second Amendment to the Amended and Restated Loan and Security Agreement dated as of February 6, 2012, among AGY Holding Corp., AGY Aiken LLC, AGY Huntingdon LLC, as borrowers, the Lenders party thereto from time to time, Bank of America, N.A., a national banking association, as Administrative Agent and UBS Securities LLC, as Documentation Agent (incorporated by reference to Exhibit 4.9 of Form 10-K (File No. 333-150749) filed March 30, 2012)

4.10	Intercreditor Agreement dated as of October 25, 2006 among AGY Holding Corp., AGY Aiken LLC, AGY Huntingdon LLC, KAGY Holding Company, Inc., UBS AG, Stamford Branch, collateral agent, and U.S. Bank National Association, as trustee and noteholder collateral agent (incorporated by reference to Exhibit 10.8 of Form S-4 (File No. 333-150749) filed May 8, 2008)

4.11	Form of Stockholders Agreement dated as of April 7, 2006 by and among KAGY Holding Company, Inc., AGY Holding Corp., as successor by merger to KAGY Acquisition Corp., and certain stockholders of KAGY Holdings Corp. party thereto (incorporated by reference to Exhibit 10.16 of Form S-4 (File No. 333-150749) filed May 8, 2008)

4.12	Reaffirmation of Intercreditor Agreement dated as of March 8, 2011 among AGY Holding Corp., AGY Aiken LLC, AGY Huntingdon LLC, KAGY Holding Company, Inc., U.S. Bank National Association, as trustee and noteholder collateral agent and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 4.14 of Form 10-K (File 333-150749) filed March 31, 2011)

10.1	Management Agreement dated as of April 7, 2006 by and among KAGY Holding Company, Inc., AGY Holding Corp., as successor by merger to KAGY Acquisition Corp., and Kohlberg & Company, LLC (incorporated by reference to Exhibit 10.15 of Form S-4 (File No. 333-150749) filed May 8, 2008)

10.2	Amended and Restated Employment Agreement dated effective as of April 7, 2006 by and between KAGY Holding Company, Inc., AGY Holding Corp. and Douglas J. Mattscheck (incorporated by reference to Exhibit 10.18 of Form S-4 (File No. 333-150749) filed May 8, 2008)*

10.3	Employment Agreement dated effective as of April 7, 2006 by and between KAGY Holding Company, Inc., AGY Holding Corp. and Catherine Cuisson (incorporated by reference to Exhibit 10.20 of Form S-4 (File No. 333-150749) filed May 8, 2008)*

10.4	Employment Offer Letter dated as of December 8, 2004 between AGY Holding Corp. and Dennis Rexroad (incorporated by reference to Exhibit 10.21 of Form S-4 (File No. 333-150749) filed May 8, 2008)*

10.5	First Amendment to Employment Offer Letter dated effective as of April 7, 2006 by and between KAGY Holding Company, Inc., AGY Holding Corp. and Dennis Rexroad (incorporated by reference to Exhibit 10.22 of Form S-4 (File No. 333-150749) filed May 8, 2008)*

10.6	Employment Offer Letter dated as of December 10, 2004 between AGY Holding Corp. and Drew Walker (incorporated by reference to Exhibit 10.23 of Form S-4 (File No. 333-150749) filed May 8, 2008)*

Exhibit No.	Description

10.7	First Amendment to Employment Offer Letter dated effective as of April 7, 2006 by and between KAGY Holding Company, Inc., AGY Holding Corp. and Drew Walker (incorporated by reference to Exhibit 10.24 of Form S-4 (File No. 333-150749) filed May 8, 2008)*

10.8	Employment Offer Letter dated as of May 4, 2010 between KAGY Holdings, Inc. and C. Steven Smoot (incorporated by reference to Exhibit 10.2 of Form 10-Q (File 333-150749) filed August 16, 2010)*

10.9	Employment Agreement dated effective as of January 17, 2012 between KAGY Holding Company, Inc., AGY Holding Corp. and Drew Walker (incorporated by reference to Exhibit 10.9 of Form 10-K (File No. 333-150749) filed March 30, 2012)*

10.10	Separation Agreement dated as of December 23, 2011 by and between KAGY Holding Company, Inc., AGY Holding Corp. and Douglas J. Mattscheck (incorporated by reference to Exhibit 10.10 of Form 10-K (File No. 333-150749) filed March 30, 2012)*

10.11	KAGY Holding Company, Inc. Severance Plan adopted as of April 7, 2006 (incorporated by reference to Exhibit 10.26 of Form S-4 (File No. 333-150749) filed May 8, 2008)*

10.12	KAGY Holding Company, Inc. 2006 Stock Option Plan (incorporated by reference to Exhibit 10.27 of Form S-4 (File No. 333-150749) filed May 8, 2008)*

10.13	Form of Stock Option Grant under the KAGY Holding Company, Inc. 2006 Stock Option Plan (incorporated by reference to Exhibit 10.28 of Form S-4 (File No. 333-150749) filed May 8, 2008)*

10.14	Amended and Restated Supply Agreement, dated as of May 1, 2006, between Nouveau Verre Holdings LLC, Porcher Industries, S.A., BGF Industries, Inc., Chavanoz S.A., Shanghai – Porcher Industries, Sovoutri S.A., Fothergill P.L.C., The Other Affiliates of Porcher, and AGY Holdings Corp (incorporated by reference to Exhibit 10.29 of Form S-4 (File No. 333-150749) filed May 8, 2008)

10.15	Amended and Restated Alloy Services Agreement, dated as of September 16, 2003, by and between Advanced Glassfiber Yarns LLC and Owens Corning (incorporated by reference to Exhibit 10.30 of Form S-4 (File No. 333-150749) filed May 8, 2008)

10.16	Amendment No. 1 to Amended and Restated Alloy Services Agreement, dated as of November 26, 2006, by and between AGY Holding Corp., as successor-in-interest to Advanced Glassfiber Yarns LLC, and Owens Corning (incorporated by reference to Exhibit 10.31 of Form S-4 (File No. 333-150749) filed May 8, 2008)

10.17	Amendment No. 2 to Amended and Restated Alloy Services Agreement, dated as of October 26, 2007, by and between AGY Holding Corp., as successor-in-interest to Advanced Glassfiber Yarns LLC, and Owens Corning (incorporated by reference to Exhibit 10.32 of Form S-4 (File No. 333-150749) filed May 8, 2008)

10.18	Sale and Purchase Agreement by and among Grace Technology Investment Co., Ltd., Grace THW Holding Limited, and AGY (Cayman) dated as of March 12, 2009 (incorporated by reference to Exhibit 10.34 of Form 10-K (File No. 333-150749) filed March 25, 2009)

10.19	Framework Agreement by and among Grace THW Holding Limited, Grace Technology Investment Co., Ltd., AGY Holding Corp., AGY (Cayman), Main Union Industrial Ltd., and Shanghai Grace Technology Co., Ltd., dated as of March 12, 2009 (incorporated by reference to Exhibit 10.35 of Form 10-K (File No. 333-150749) filed March 25, 2009)

10.20	Option Agreement dated June 10, 2009 by and among Grace Technology Investment Co., Ltd., AGY (Cayman) and Main Union Industrial Ltd. (incorporated by reference to Exhibit 10.5 of Form 10-Q (File No. 333-150749) filed August 19, 2009)**

10.21	Master Lease Agreement dated September 28, 2009 by and between DB Energy Trading LLC and AGY Holding Corp. (incorporated by reference to Exhibit 10.1 of Form 10-Q (File No. 333-150749) filed November 13, 2009)**

Exhibit No.	Description

12.1	Statements re: Computations of Ratios (incorporated by reference to Exhibit 12.1 of Form 10-K (File No. 333-150749) filed March 30, 2012)

14.1	Code of Business Ethics and Business Conduct (incorporated by reference to Exhibit 14.1 of Form 10-K (File No. 333-150749) filed March 25, 2009)

16.1	Letter dated January 26, 2010 from Deloitte & Touche LLP (incorporated by reference to Exhibit 16.1 of Form 8-K (File No. 333-150749) filed January 26, 2010)

21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 of Form 10-K (File No. 333-150749) filed March 30, 2012)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer ‡

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer and Principal Accounting Officer ‡

32.1	Section 1350 Certification of Principal Executive Officer (incorporated by reference to Exhibit 32.1 of Form 10-K (File No. 333-150749) filed March 30, 2012)

32.2	Section 1350 Certification of Principal Financial Officer and Principal Accounting Officer (incorporated by reference to Exhibit 32.2 of Form 10-K (File No. 333-150749) filed March 30, 2012)

101.INS	XBRL Instance Document (incorporated by reference to Exhibit 101.INS of Form 10-K (File No. 333-150749) filed March 30, 2012)

101.SCH	XBRL Taxonomy Extension Schema Document (incorporated by reference to Exhibit 101.SCH of Form 10-K (File No. 333-150749) filed March 30, 2012)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (incorporated by reference to Exhibit 101.CAL of Form 10-K (File No. 333-150749) filed March 30, 2012)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (incorporated by reference to Exhibit 101.DEF of Form 10-K (File No. 333-150749) filed March 30, 2012)

101.LAB	XBRL Taxonomy Label Linkbase Document (incorporated by reference to Exhibit 101.LAB of Form 10-K (File No. 333-150749) filed March 30, 2012)

101.PRE	XBRL Taxonomy Presentation Linkbase Document (incorporated by reference to Exhibit 101.PRE of Form 10-K (File No. 333-150749) filed March 30, 2012)

*	Management contract.
‡	Filed herewith.
**	This exhibit was filed separately with the Securities and Exchange Commission pursuant to an application for confidential treatment. The confidential portions have been omitted and have been marked with an asterisk.

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Aiken, State of South Carolina, on the 14th day of September, 2012.

AGY HOLDING CORP. (Registrant)

By:	/s/ Richard C. Jenkins
Richard C. Jenkins
Interim Chief Executive Officer