Form 10-K/A
period 2011-12-31
AGY Holding Corp.
filed 2012-10-05
CIK 1431824

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

AGY HOLDING CORP.

INDEX

PART II
Item 8. Financial Statements	3
Item 9A. Controls and Procedures	3
PART IV
Item 15. Exhibits, Financial Statement Schedules	4
SIGNATURES	8
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K of AGY Holding Corp., a Delaware corporation (the “Company”) for the fiscal year ended December 31, 2011, originally filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2012 (the “Original Filing”) and previously amended by Amendment No. 1 on Form 10-K/A filed with the SEC on September 14, 2012 (the “First Amendment”). This Amendment is being filed solely for the purpose of adding currently dated certifications by the Company’s principal executive officer and principal financial officer. In accordance with Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended, and in accordance with applicable SEC interpretations, this Amendment includes the disclosures required by each of Item 8, Item 9A and Item 15. All of the financial statements included in Item 8 in this Amendment and the internal controls disclosures included in Item 9A in this Amendment are unchanged from the Original Filing.

This Amendment should be read in conjunction with the Original Filing and the First Amendment. Except as described above, no attempt has been made in this Amendment to modify or update any other items or disclosures presented in the Original Filing or the First Amendment. This Amendment does not reflect events occurring after the date of the Original Filing or modify or update those disclosures that may be affected by subsequent events.

PART II

ITEM 8.	FINANCIAL STATEMENTS

The information required by Item 8 is contained on pages F-1 to F-42 of this Amendment on Form 10-K/A under “Consolidated Financial Statements.” The Report of Independent Registered Public Accounting Firm is contained on page F-2 of this Amendment on Form 10-K/A under the caption “Report of Independent Registered Public Accounting Firm.”

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

The financial statements are filed as part of this Amendment under Item 8 – “Financial Statements.”

(b)	Financial Statement Schedules

Financial statement schedules have been omitted because they are either not required, not applicable, or the information is presented in the Consolidated Financial Statements and the notes thereto in Item 8 filed as part of this Amendment.

(c)	Exhibits

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of AGY Holding Corp. (incorporated by reference to Exhibit 3.1 of Form S-4 (File No. 333-150749) filed May 8, 2008)

3.2	By-laws of AGY Holding Corp. (incorporated by reference to Exhibit 3.2 of Form S-4 (File No. 333-150749) filed May 8, 2008)

3.3	Certificate of Formation of AGY Aiken LLC (incorporated by reference to Exhibit 3.3 of Form S-4 (File No. 333-150749) filed May 8, 2008)

3.4	Limited Liability Company Agreement of AGY Aiken LLC (incorporated by reference to Exhibit 3.4 of Form S-4 (File No. 333-150749) filed May 8, 2008)

3.5	Certificate of Formation of AGY Huntingdon LLC (incorporated by reference to Exhibit 3.5 of Form S-4 (File No. 333-150749) filed May 8, 2008)

3.6	Limited Liability Company Agreement of AGY Huntingdon LLC (incorporated by reference to Exhibit 3.6 of Form S-4 (File No. 333-150749) filed May 8, 2008)

4.1	Indenture, dated as of October 25, 2006 among AGY Holding Corp., AGY Aiken LLC, AGY Huntingdon LLC, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 of Form S-4 (File No. 333-150749) filed May 8, 2008)

4.2	First Supplemental Indenture dated as of March 28, 2008 by and among AGY Holding Corp., AGY Aiken LLC, AGY Huntingdon LLC, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 of Form S-4 (File No. 333-150749) filed May 8, 2008)

4.3	Registration Rights Agreement dated as of October 25, 2006 by and among AGY Holding Corp., AGY Aiken LLC, AGY Huntingdon LLC and UBS Securities LLC (incorporated by reference to Exhibit 4.3 of Form S-4 (File No. 333-150749) filed May 8, 2008)

4.4	Form of 11% Senior Second Lien Notes due 2014 (incorporated by reference to Exhibit 4.4 of Form S-4 (File No. 333-150749) filed May 8, 2008)

4.5	Security Agreement dated as of October 25, 2006 among AGY Holding Corp., AGY Aiken LLC, AGY Huntingdon LLC, and U.S. Bank National Association, as collateral agent (incorporated by reference to Exhibit 4.5 of Form S-4 (File No. 333-150749) filed May 8, 2008)

4.6	Shareholders’ Agreement dated June 10, 2009 by and among Grace Technology Investment Co., Ltd., AGY (Cayman) and Main Union Industrial Ltd. (incorporated by reference to Exhibit 10.5 of Form 10-Q (File No. 333-150749) filed August 19, 2009)

Exhibit No.	Description
4.7	Amended and Restated Loan and Security Agreement dated as of March 8, 2011, among AGY Holding Corp., AGY Aiken LLC, AGY Huntingdon LLC, as borrowers, the Lenders party thereto from time to time, Bank of America, N.A., a national banking association, as Administrative Agent and UBS Securities LLC, as Documentation Agent (incorporated by reference to Exhibit 10.1 of Form 8-K (File No. 335-150749) filed March 14, 2011)

4.8	First Amendment to the Amended and Restated Loan and Security Agreement dated as of December 15, 2011, among AGY Holding Corp., AGY Aiken LLC, AGY Huntingdon LLC, as borrowers, the Lenders party thereto from time to time, Bank of America, N.A., a national banking association, as Administrative Agent and UBS Securities LLC, as Documentation Agent (incorporated by reference to Exhibit 4.8 of Form 10-K (File No. 333-150749) filed March 30, 2012)

4.9	Second Amendment to the Amended and Restated Loan and Security Agreement dated as of February 6, 2012, among AGY Holding Corp., AGY Aiken LLC, AGY Huntingdon LLC, as borrowers, the Lenders party thereto from time to time, Bank of America, N.A., a national banking association, as Administrative Agent and UBS Securities LLC, as Documentation Agent (incorporated by reference to Exhibit 4.9 of Form 10-K (File No. 333-150749) filed March 30, 2012)

4.10	Intercreditor Agreement dated as of October 25, 2006 among AGY Holding Corp., AGY Aiken LLC, AGY Huntingdon LLC, KAGY Holding Company, Inc., UBS AG, Stamford Branch, collateral agent, and U.S. Bank National Association, as trustee and noteholder collateral agent (incorporated by reference to Exhibit 10.8 of Form S-4 (File No. 333-150749) filed May 8, 2008)

4.11	Form of Stockholders Agreement dated as of April 7, 2006 by and among KAGY Holding Company, Inc., AGY Holding Corp., as successor by merger to KAGY Acquisition Corp., and certain stockholders of KAGY Holdings Corp. party thereto (incorporated by reference to Exhibit 10.16 of Form S-4 (File No. 333-150749) filed May 8, 2008)

4.12	Reaffirmation of Intercreditor Agreement dated as of March 8, 2011 among AGY Holding Corp., AGY Aiken LLC, AGY Huntingdon LLC, KAGY Holding Company, Inc., U.S. Bank National Association, as trustee and noteholder collateral agent and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 4.14 of Form 10-K (File 333-150749) filed March 31, 2011)

10.1	Management Agreement dated as of April 7, 2006 by and among KAGY Holding Company, Inc., AGY Holding Corp., as successor by merger to KAGY Acquisition Corp., and Kohlberg & Company, LLC (incorporated by reference to Exhibit 10.15 of Form S-4 (File No. 333-150749) filed May 8, 2008)

10.2	Amended and Restated Employment Agreement dated effective as of April 7, 2006 by and between KAGY Holding Company, Inc., AGY Holding Corp. and Douglas J. Mattscheck (incorporated by reference to Exhibit 10.18 of Form S-4 (File No. 333-150749) filed May 8, 2008)*

10.3	Employment Agreement dated effective as of April 7, 2006 by and between KAGY Holding Company, Inc., AGY Holding Corp. and Catherine Cuisson (incorporated by reference to Exhibit 10.20 of Form S-4 (File No. 333-150749) filed May 8, 2008)*

10.4	Employment Offer Letter dated as of December 8, 2004 between AGY Holding Corp. and Dennis Rexroad (incorporated by reference to Exhibit 10.21 of Form S-4 (File No. 333-150749) filed May 8, 2008)*

10.5	First Amendment to Employment Offer Letter dated effective as of April 7, 2006 by and between KAGY Holding Company, Inc., AGY Holding Corp. and Dennis Rexroad (incorporated by reference to Exhibit 10.22 of Form S-4 (File No. 333-150749) filed May 8, 2008)*

10.6	Employment Offer Letter dated as of December 10, 2004 between AGY Holding Corp. and Drew Walker (incorporated by reference to Exhibit 10.23 of Form S-4 (File No. 333-150749) filed May 8, 2008)*

Exhibit No.	Description
10.7	First Amendment to Employment Offer Letter dated effective as of April 7, 2006 by and between KAGY Holding Company, Inc., AGY Holding Corp. and Drew Walker (incorporated by reference to Exhibit 10.24 of Form S-4 (File No. 333-150749) filed May 8, 2008)*

10.8	Employment Offer Letter dated as of May 4, 2010 between KAGY Holdings, Inc. and C. Steven Smoot (incorporated by reference to Exhibit 10.2 of Form 10-Q (File 333-150749) filed August 16, 2010)*

10.9	Employment Agreement dated effective as of January 17, 2012 between KAGY Holding Company, Inc., AGY Holding Corp. and Drew Walker (incorporated by reference to Exhibit 10.9 of Form 10-K (File No. 333-150749) filed March 30, 2012)*

10.10	Separation Agreement dated as of December 23, 2011 by and between KAGY Holding Company, Inc., AGY Holding Corp. and Douglas J. Mattscheck (incorporated by reference to Exhibit 10.10 of Form 10-K (File No. 333-150749) filed March 30, 2012)*

10.11	KAGY Holding Company, Inc. Severance Plan adopted as of April 7, 2006 (incorporated by reference to Exhibit 10.26 of Form S-4 (File No. 333-150749) filed May 8, 2008)*

10.12	KAGY Holding Company, Inc. 2006 Stock Option Plan (incorporated by reference to Exhibit 10.27 of Form S-4 (File No. 333-150749) filed May 8, 2008)*

10.13	Form of Stock Option Grant under the KAGY Holding Company, Inc. 2006 Stock Option Plan (incorporated by reference to Exhibit 10.28 of Form S-4 (File No. 333-150749) filed May 8, 2008)*

10.14	Amended and Restated Supply Agreement, dated as of May 1, 2006, between Nouveau Verre Holdings LLC, Porcher Industries, S.A., BGF Industries, Inc., Chavanoz S.A., Shanghai – Porcher Industries, Sovoutri S.A., Fothergill P.L.C., The Other Affiliates of Porcher, and AGY Holdings Corp (incorporated by reference to Exhibit 10.29 of Form S-4 (File No. 333-150749) filed May 8, 2008)

10.15	Amended and Restated Alloy Services Agreement, dated as of September 16, 2003, by and between Advanced Glassfiber Yarns LLC and Owens Corning (incorporated by reference to Exhibit 10.30 of Form S-4 (File No. 333-150749) filed May 8, 2008)

10.16	Amendment No. 1 to Amended and Restated Alloy Services Agreement, dated as of November 26, 2006, by and between AGY Holding Corp., as successor-in-interest to Advanced Glassfiber Yarns LLC, and Owens Corning (incorporated by reference to Exhibit 10.31 of Form S-4 (File No. 333-150749) filed May 8, 2008)

10.17	Amendment No. 2 to Amended and Restated Alloy Services Agreement, dated as of October 26, 2007, by and between AGY Holding Corp., as successor-in-interest to Advanced Glassfiber Yarns LLC, and Owens Corning (incorporated by reference to Exhibit 10.32 of Form S-4 (File No. 333-150749) filed May 8, 2008)

10.18	Sale and Purchase Agreement by and among Grace Technology Investment Co., Ltd., Grace THW Holding Limited, and AGY (Cayman) dated as of March 12, 2009 (incorporated by reference to Exhibit 10.34 of Form 10-K (File No. 333-150749) filed March 25, 2009)

10.19	Framework Agreement by and among Grace THW Holding Limited, Grace Technology Investment Co., Ltd., AGY Holding Corp., AGY (Cayman), Main Union Industrial Ltd., and Shanghai Grace Technology Co., Ltd., dated as of March 12, 2009 (incorporated by reference to Exhibit 10.35 of Form 10-K (File No. 333-150749) filed March 25, 2009)

10.20	Option Agreement dated June 10, 2009 by and among Grace Technology Investment Co., Ltd., AGY (Cayman) and Main Union Industrial Ltd. (incorporated by reference to Exhibit 10.5 of Form 10-Q (File No. 333-150749) filed August 19, 2009)**

Exhibit No.	Description
10.21	Master Lease Agreement dated September 28, 2009 by and between DB Energy Trading LLC and AGY Holding Corp. (incorporated by reference to Exhibit 10.1 of Form 10-Q (File No. 333-150749) filed November 13, 2009)**

12.1	Statements re: Computations of Ratios (incorporated by reference to Exhibit 12.1 of Form 10-K (File No. 333-150749) filed March 30, 2012)

14.1	Code of Business Ethics and Business Conduct (incorporated by reference to Exhibit 14.1 of Form 10-K (File No. 333-150749) filed March 25, 2009)

16.1	Letter dated January 26, 2010 from Deloitte & Touche LLP (incorporated by reference to Exhibit 16.1 of Form 8-K (File No. 333-150749) filed January 26, 2010)

21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 of Form 10-K (File No. 333-150749) filed March 30, 2012)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer ‡

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer and Principal Accounting Officer ‡

32.1	Section 1350 Certification of Principal Executive Officer ‡

32.2	Section 1350 Certification of Principal Financial Officer and Principal Accounting Officer ‡

101.INS	XBRL Instance Document ‡

101.SCH	XBRL Taxonomy Extension Schema Document ‡

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document ‡

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document ‡

101.LAB	XBRL Taxonomy Label Linkbase Document ‡

101.PRE	XBRL Taxonomy Presentation Linkbase Document ‡

*	Management contract.
‡	Filed herewith.
**	This exhibit was filed separately with the Securities and Exchange Commission pursuant to an application for confidential treatment. The confidential portions have been omitted and have been marked with an asterisk.

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 2 to its Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Aiken, State of South Carolina, on the 5th day of October, 2012.

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