Form 10-Q
period 2012-09-30
AGY Holding Corp.
filed 2012-11-14
CIK 1431824

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2012

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

There is no established trading market for the Common Stock of the registrant. The total number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of November 13, 2012 was 100.

PART I – FINANCIAL INFORMATION

ITEM 1. – Consolidated Financial Statements

AGY Holding Corp. and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands except per share amounts)

	September 30, 2012 (Unaudited)	December 31, 2011
Assets
Current assets:
Cash	$4,595	$2,268
Restricted cash	837	—
Trade accounts receivable, less allowances of $2,979 and $2,703 at September 30, 2012 and December 31, 2011, respectively	17,439	17,572
Inventories, net	30,995	30,795
Deferred tax assets	2,490	3,370
Other current assets	2,379	1,865

Total current assets	58,735	55,870
Property, plant and equipment, and alloy metals, net	138,474	165,052
Restricted cash	1,500	—
Intangible assets, net	17,335	17,185
Other assets	381	494

TOTAL	$216,425	$238,601

Liabilities, Obligation Under Put/Call for Noncontrolling Interest and Shareholder’s Deficit
Current liabilities:
Accounts payable	$14,429	$14,627
Accrued liabilities	20,350	11,896
Short-term borrowings	12,454	12,820
Current portion of long-term debt	27,419	27,568

Total current liabilities	74,652	66,911
Long-term debt	202,000	197,000
Pension and other employee benefit plans	8,272	8,434
Deferred tax liabilities	4,498	5,378

Total liabilities	289,422	277,723

Commitments and contingencies
Obligation under put/call for noncontrolling interest	—	—

Shareholder’s equity (deficit):
Common stock, $.01 par value per share; 1,000 shares authorized; 100 shares issued and outstanding at September 30, 2012 and December 31, 2011	—	—
Additional paid-in capital	122,480	122,386
Accumulated deficit	(196,425)	(167,085)
Accumulated other comprehensive deficit	3,942	4,138

Total AGY Holding Corp. shareholder’s deficit	(70,003)	(40,561)
Noncontrolling interest	(2,994)	1,439

Total shareholder’s deficit	(72,997)	(39,122)

TOTAL	$216,425	$238,601

The accompanying notes are an integral part of the unaudited consolidated financial statements.

AGY Holding Corp. and Subsidiaries

Consolidated Statements of Operations

	(Unaudited)
(Dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net sales	$39,514	$46,602	$133,114	$141,540
Cost of goods sold	(34,054)	(44,326)	(114,546)	(132,466)

Gross profit	5,460	2,276	18,568	9,074
Selling, general and administrative expenses	(3,853)	(4,289)	(11,987)	(12,039)
Restructuring charges	(2,329)	93	(7,997)	43
Amortization of intangible assets	(250)	(250)	(752)	(752)
Long-lived assets impairment charge	(13,749)	—	(13,749)	—
Other operating income (expense)	270	311	(76)	185

Loss from operations	(14,451)	(1,859)	(15,993)	(3,489)
Other non-operating (expense) income:
Interest expense	(6,096)	(5,975)	(17,911)	(17,620)
Other income, net	127	(43)	243	43

Loss before income tax expense	(20,420)	(7,877)	(33,661)	(21,066)
Income tax (expense) benefit	(7)	4	(36)	(36)

Net loss	(20,427)	(7,873)	(33,697)	(21,102)
Less: Net loss attributable to the noncontrolling interest	4,314	313	4,357	534

Net loss attributable to AGY Holding Corp.	$(16,113)	$(7,560)	$(29,340)	$(20,568)

AGY Holding Corp. and Subsidiaries

Consolidated Statements of Comprehensive Loss

	(Unaudited)
(Dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net loss attributable to AGY Holding Corp.	$(16,113)	$(7,560)	$(29,340)	$(20,568)
Pension and other postretirement benefit plans – net of tax of $0	(114)	(85)	(168)	(85)
Foreign currency translation adjustments	(145)	854	(28)	1,927

Comprehensive loss attributable to AGY Holding Corp.	(16,372)	(6,791)	(29,536)	(18,726)

Net loss attributable to noncontrolling interest	(4,314)	(313)	(4,357)	(534)
Foreign currency translation adjustments	(80)	188	(77)	425

Comprehensive (loss) income attributable to noncontrolling interest	(4,394)	(125)	(4,434)	(109)

Net loss	(20,427)	(7,873)	(33,697)	(21,102)
Pension and other postretirement benefit plans – net of tax of $0	(114)	(85)	(168)	(85)
Foreign currency translation adjustments	(225)	1,042	(105)	2,352

Comprehensive loss, including portion attributable to noncontrolling interest	$(20,766)	$(6,916)	$(33,970)	$(18,835)

The accompanying notes are an integral part of the unaudited consolidated financial statements.

AGY Holding Corp. and Subsidiaries

Consolidated Statements of Cash Flows

(Dollars in thousands)

	(Unaudited)
	Nine Months Ended September 30,
	2012	2011
Cash flow from operating activities:
Net loss	$(33,697)	$(21,102)
Adjustments to reconcile net loss to net cash used in operating activities:
Long-lived assets impairment charge	13,749	—
Depreciation	7,661	11,373
Alloy metals depletion, net	6,108	6,531
Amortization of debt issuance costs	687	572
Amortization of intangibles with definite lives	752	752
Loss (gain) on sale, disposal or exchange of property and equipment and alloy metals	18	(303)
Stock compensation	94	21
Changes in assets and liabilities:
Trade accounts receivable	133	(2,997)
Inventories	(200)	(988)
Other assets	(377)	299
Accounts payable	(184)	1,438
Accrued liabilities	8,473	4,490
Pension and other employee benefit plans	(332)	(451)

Net cash provided by (used in) operating activities	2,885	(365)

Cash flows from investing activities:
Purchases of property and equipment and alloy metals	(1,290)	(4,835)
Increase in restricted cash	(2,337)	—

Net cash used in investing activities	(3,627)	(4,835)

Cash flows from financing activities:
Proceeds from Revolving Credit Facility borrowings	50,419	54,759
Payments on Revolving Credit Facility borrowings	(45,419)	(44,609)
Proceeds from AGY Asia Credit Facility borrowings	—	2,731
Payment on AGY Asia Credit Facility borrowings	(299)	(2,829)
Debt issuance costs and others	(1,590)	(994)

Net cash provided by financing activities	3,111	8,698

Effect of exchange rate changes on cash	(42)	(589)

Net increase in cash	2,327	2,909

Cash, beginning of period	2,268	3,132

Cash, end of period	$4,595	$6,041

Supplemental disclosures of cash flow information:
Cash paid for interest	$12,490	$12,130

Cash paid for income taxes	$60	$105

Supplemental disclosures of non-cash financing/investing activities:
Increase in minimum pension liability adjustment	$168	$85

Construction in-progress included in accounts payable	$199	$406

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

Operations and Liquidity Management — As of September 30, 2012, AGY US had total liquidity of $26.4 million, consisting of $0.8 million in unrestricted cash and approximately $25.6 million of borrowing availability under the Senior Secured revolving credit facility, as amended (“Amended Credit Facility”). As further disclosed in Note 8, if our borrowing availability under the Amended Credit Facility falls below $6.25 million, we will be subject to a springing financial maintenance covenant that would likely result in a default under the Amended Credit Facility. The Company intends to manage its liquidity needs through enhancements to the gross margins from production process improvements, enhanced sales of higher margin products and other operations focused efforts.

The AGY Asia reporting segment has experienced declining operating profits, had significant debt service obligations originally due in 2012 that have been recently renegotiated and extended to April 2013, and may require funding for the rebuilding of the furnace, located in Shanghai, PRC. As a result, in April 2012, we retained William Blair & Company, L.L.C. and its pan alliance partner Business Development Asia (HK) Ltd ("Blair" and “BDA” and together the “Advisor”) to provide certain investment banking services to evaluate and assist with a possible combination of AGY Asia with another party, a recapitalization of a significant portion of AGY Asia’s indebtedness or a change of control of AGY Asia in a transaction involving the Bank of Shanghai, which is the primary lender for the Asian operation. In connection with these potential transactions, the Company recently entered into negotiation with bidders and expects to complete a sale transaction. We do not expect any possible transaction to impact the AGY US reporting segment as only approximately 1.3% of the reported revenue for AGY US was derived from products produced by AGY Asia over the last 12 months. Additionally, AGY US expects to maintain its commercial presence and sales channels for glass fibers produced in North America but sold to the Asian market, primarily for specialty electronics applications.

Adoption of New Accounting Standards — Effective January 1, 2012, the Company adopted ASU 2011-05, Presentation of Comprehensive Income, which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity. We elected to present net income (loss) and comprehensive income (loss) in two separate but consecutive statements. This is a change in presentation only and the adoption of ASU 2011-05 did not have an impact on the Company’s consolidated financial statements.

Recently Issued Accounting Standards — In July 2012, the Financial Accounting Standards Board issued updated guidance ASU 2012-02, Intangibles—Goodwill and Other (Topic 350), on the periodic testing of indefinite-lived intangible assets for impairment. The updated guidance gives companies the option to perform a qualitative assessment to determine whether it is more likely than not that an indefinite-lived asset is impaired before performing quantitative impairment testing. The updated accounting guidance is effective for fiscal years beginning after September 15, 2012, with early adoption permitted. The Company believes that the adoption of this guidance will have no material impact on the Company’s consolidated financial statements.

2. INVENTORIES, NET

Inventories, net of reserves for excess, obsolete, and write-downs to lower of cost or market adjustments of $2,260 and $2,684 as of September 30, 2012 and December 31, 2011, respectively, consist of the following:

	September 30, 2012	December 31, 2011
Finished goods and work in process	$22,181	$21,275
Materials and supplies	8,814	9,520

	$30,995	$30,795

3. PROPERTY, PLANT AND EQUIPMENT AND ALLOY METALS

Property, plant and equipment and alloy metals consist of the following:

	September 30, 2012	December 31, 2011
Land and land use rights	$8,402	$12,456
Buildings and leasehold improvements	31,331	37,725
Machinery and equipment	103,667	105,893
Alloy metals (net of depletion)	65,263	74,411

	208,663	230,485
Less – Accumulated depreciation	(70,749)	(65,810)

	137,914	164,675
Construction-in-progress	560	377

	$138,474	$165,052

Depreciation expense was $7,661 and $11,373 in the nine months ended September 30, 2012 and 2011, respectively.

Depletion of alloy metals was $6,108 and $6,531 (net of recoveries and excluding expense to process such recoveries) in the nine months ended September 30, 2012 and 2011, respectively.

No alloy metals were sold during the first nine months of 2012 and 2011. During the three months ended September 30, 2012 and September 30, 2011, the Company made cashless exchanges of rhodium and platinum and recognized a gain of $272 and $312, respectively, classified as “other operating income”.

During 2011, the Company determined the carrying value of the AGY Asia long-lived assets exceeded the fair value and recognized an impairment of $37,898 at December 31, 2011. As of September 30, 2012, the Company revaluated the recoverability of the AGY Asia long-lived assets based on the progress of the sale process of this operating business unit, the final non-binding offers submitted by potential buyers and the estimated future cash flows expected through the completion of a transaction. The Company determined that the carrying value of the AGY Asia long-lived assets exceeded the fair value and recognized an additional impairment of $13,749 at September 30, 2012. As of September 30, 2012, AGY Asia has remaining long-lived assets with a net carrying value of $34,226.

4. RESTRICTED CASH

As of September 30, 2012, the Company had restricted cash of $2.3 million, including $1.5 million posted as cash collateral in connection with the June 15, 2012 amendment of the AGY US revolving credit facility. The cash collateral secures amounts remaining to be paid under the equipment lease that was financed by the previous revolving lender. The collateral requirement will be reduced by $0.1 million at the end of each quarter beginning December 31, 2012 and ending in October 2015 when all of the scheduled lease payments have been made.

The balance of $0.8 million was posted by AGY Asia as cash collateral to secure 100% of the letters of credit issued under its credit facility in support of trade supplier payments.

5. INTANGIBLE ASSETS

Intangible assets subject to amortization and trademarks, which are not amortized, consist of the following:

	September 30, 2012	December 31, 2011	Estimated Useful Lives
Intangible assets subject to amortization:
Customer relationships – U.S.	$4,800	$4,800	11 years
Process technology	10,200	10,200	18 years
Deferred financing fees	7,666	6,077	4 to 8 years

Sub-total	22,666	21,077
Less – Accumulated amortization	(10,944)	(9,505)

	11,722	11,572
Trademarks – not amortized	5,613	5,613

Net intangible assets	$17,335	$17,185

In June 2012, the Company entered into the Amended Credit Facility for AGY US and incurred approximately $1.6 million in debt issuance costs. These costs are treated as additional deferred financing fees amortized by the straight-line method over the remaining life of the Amended Credit Facility, which approximates the effective interest method.

The Company’s process technology consists of several patents that relate to the design, application or manufacturing for key products, and its estimated useful life is based on the average legal life of the patents and the Company’s estimated economic life of the processes.

6. RESTRUCTURING INITIATIVES

AGY US

In the fourth quarter of 2011, we initiated actions in our AGY US segment to improve our cost structure and mitigate the adverse impact of the decline in precious metals markets on our borrowings availability. The approved plan included (a) the severance of 13 salaried positions, and (b) the engagement of a global professional services firm to lead rapid operational improvement opportunities and to provide interim senior management services following the change in our leadership organization. These initiatives continued through the third quarter of 2012. Additionally, the Company initiated a process to sell its CFM business, including the wound products and conductive roving business located in its Huntingdon Pennsylvania facilities, and we expect to incur additional professional advisory services fees throughout 2012. These restructuring initiatives resulted in a restructuring charge of $1.9 million in the third quarter of 2012 and $6.8 million for the nine months ended September 30, 2012. The remaining reserve of $3.3 million at September 30, 2012 for the above initiatives is expected to be paid in 2012. The following table summarizes the status of unpaid liabilities from the Company’s restructuring initiatives:

	Employee Related Costs	Professional services	Others	Total
Balance as of December 31, 2011	$567	$695	$—	$1,262

Restructuring costs incurred	509	6,193	136	6,838
Payments	(779)	(3,928)	(118)	(4,825)

Balance as of September 30, 2012	$297	$2,960	$18	$3,275

AGY Asia

In the first quarter of 2012, our AGY Asia segment engaged a global professional services firm to lead the refinancing of the AGY Asia financing agreements or a change in control of AGY Asia. This initiative resulted in a restructuring charge of $0.4 million in the third quarter of 2012 and $1.2 million for the nine months ended September 30, 2012. The remaining reserve of $0.1 million at September 30, 2012 for the above initiatives is expected to be paid in 2012 and AGY Asia expects to incur additional professional advisory services throughout 2012.

7. ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	September 30, 2012	December 31, 2011
Vacation	$1,844	$1,820
Real and personal property taxes	2,002	1,232
Payroll and benefits	1,812	1,835
Variable compensation	856	—
Restructuring reserve (Note 6)	3,355	1,262
Interest	7,221	2,567
Current portion of pension and other employee benefits	774	774
Amount due for pension and retiree medical reimbursement	856	1,182
Accrued nonrefundable PRC value added tax	491	620
Sponsor management fees	563	—
Other	576	604

Total accrued liabilities	$20,350	$11,896

8. DEBT

Principal amounts of indebtedness outstanding under the Company’s financing arrangements consist of the following:

	September 30, 2012	December 31, 2011
Senior secured notes	$172,000	$172,000
Senior secured revolving credit facility	30,000	25,000
AGY Asia credit facility – non-recourse	39,873	40,388

Total debt	241,873	237,388
Less – Short-term debt and current portion of long-term debt—AGY Asia	(39,873)	(40,388)

Total long-term debt	$202,000	$197,000

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

As of September 30, 2012 and December 31, 2011, the estimated fair value of the Notes was $77,400 and $82,560, respectively, compared to a recorded book value of $172,000 for both periods. The fair value of the Notes is estimated on the basis of quoted market prices; however, trading in these securities is limited and may not reflect fair value. The fair value is subject to fluctuations based on, among other things, the Company's performance, its credit rating and changes in interest rates for debt securities with similar terms.

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

Availability under the facility is determined by a borrowing base equal to the sum of: (i) an advance rate against eligible accounts receivable of up to 85%, plus (ii) the lesser of (A) 65% of the book value of eligible inventory (valued at the lower of cost or market) and (B) 85% of the net orderly liquidation value for eligible inventory, plus (iii) up to $40,000 of eligible alloy inventory, plus (iv) subject to the extension, replacement or renewal of on terms and conditions satisfactory to Agent, the lesser of (x) 70% of the net orderly liquidation value of eligible equipment plus 50% of the fair market value of eligible real estate, (y) an amount equal to $6 million on the Closing Date and reduced by $375,000 on the day after the last day of each full Fiscal Quarter thereafter and (z) 15% of the Borrowing Base, minus (v) 100% of mark-to-market risk on certain interest hedging arrangements, minus (vi) a reserve of $2.5 million, and minus (vii) other reserves as the lender may determine in its permitted discretion. This amended definition of the borrowing base calculation resulted in lower reserves and higher advance rates on certain of our assets when compared to the definition that was in effect prior to the amendment of the credit facility as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission on March 30, 2012.

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

The Company incurred approximately $1,600 in issuance costs, which will be expensed over the life of the Amended Credit Facility.

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

In addition, the agreement contains a “springing financial maintenance covenant.” Specifically, if any revolving credit facility commitments are outstanding and after the occurrence of (a) a default or an event of default, or (b) the availability under the facility falling below $6,250, the Company must maintain a fixed charge coverage ratio of at least 1.0 to 1.0 for each period of four fiscal quarters ended during, or on the last day of, the fiscal quarter immediately before the events listed in (a) and (b) above.

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

On July 25, 2012, the Company amended the Amended Credit Facility to, among other things, permit the amendment of the Master Lease Agreement, to require delivery of certain additional reports and to add a minimum Fully Adjusted EBITDA financial covenant, as defined in the Amended Master Lease Agreement, which is measured as of each calendar quarter end based on the last four quarters Fully Adjusted EBITDA (see Note 14).

The Company was in compliance with all such covenants as of September 30, 2012.

As of September 30, 2012, our borrowing base, calculated in accordance with the terms of the Amended Credit Facility, was $58,300. As of September 30, 2012, the Company had issued letters of credit totaling approximately $2,700 and had cash borrowings of $30,000 under the facility. The weighted average interest rate for cash borrowings outstanding as of September 30, 2012 was 4.2%. Borrowing availability after giving effect to the borrowing base at September 30, 2012 was approximately $25,600.

As of December 31, 2011, our borrowing base, calculated in accordance with the terms of the prior Amended Credit Facility, was $40,700. As of December 31, 2011, the Company had issued letters of credit totaling approximately $2,900 and had cash borrowings of $25,000 under the facility. The weighted average interest rate for cash borrowings outstanding as of December 31, 2011 was 3.4%. Borrowing availability after giving effect to the borrowing base at December 31, 2011 was approximately $12,800.

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

Term loan

The term loan is secured by AGY Asia’s building, alloy metals and equipment and bears interest annually at the rate of either the five-year lending rate as published by the People’s Bank of China, plus a margin, or six-month LIBOR plus 3.0%. Term loan borrowings may be made in both local currency and US dollars, up to certain limits. At September 30, 2012 and December 31, 2011, AGY Asia had borrowings of approximately $27,400 and $27,600 under the term loan, respectively, consisting of a local currency loan of RMB 148,500, or approximately $23,400 converted at the period-end exchange rate, and a U.S.-dollar-denominated loan of $4,000. The weighted average interest rate for cash borrowings outstanding as of September 30, 2012 was 6.3%.

There are semi-annual mandatory payments of principal on the term loan borrowings. At September 30, 2012, the remaining mandatory payments of principal before the agreement reached in October to defer the 2012 scheduled amortization described below, were as follows:

2012	$10,516
2013	12,539
2014	4,364

$27,419

On several occasions in 2012, AGY Asia and its lender amended the term loan amortization to defer the $10.5 million required principal payment originally due in two installments payable in April and October 2012. Following renegotiations, the principal payment will be due in three installments: two down payments of $0.25 million each in October 2012 and January 2013 and the balance of $10.0 million due in April 2013. In addition, the lender has the right to accelerate the loan repayment at any time if the lender deems that no substantial progress on AGY Asia refinancing, recapitalization or change of control is being made. There is no assurance that we will be able to permanently revise the term loan amortization schedule on terms acceptable to us or at all. If AGY Asia is unable to reach agreement with its lender to modify the term loan amortization schedule beyond April 2013, then AGY Asia may default under its loan agreement and the total debt of approximately $26.9 million outstanding after payment of the October 2012 and January 2013 mandatory down payments, may be accelerated. As a result of this uncertainty, all the outstanding borrowings under the term loan were classified as current liabilities as of September 30, 2012 and December 31, 2011.

Working Capital Loan

The working capital loan facility is secured by existing and future equipment and assets acquired by AGY Asia and bears interest annually at the rate of either the three-year lending rate as published by the People’s Bank of China, or three-month LIBOR plus 3.0%. Working capital loan borrowings may be made in both local currency and US Dollars, up to certain limits.

In October 2012, AGY Asia received an extension of the working capital loan facility to April 2013. However, there is no assurance that we will be able to obtain an extension of the commitment beyond April 2013 on terms acceptable to us or at all.

At September 30, 2012 and December 31, 2011, the Company had borrowings of approximately $11,500 outstanding under the working capital loan consisting of (i) a local currency loan of RMB 66,500, or approximately $10,500 converted at the period-end exchange rate, and (ii) a U.S.-dollar-denominated loan of $1,000. The weighted average interest rate for cash borrowings outstanding as of September 30, 2012 was 6.5%.

During the second quarter of 2011, AGY Asia entered into a letter of credit (“LC”) discounting arrangement whereby certain trade receivables backed by LCs may be discounted with recourse and borrowed against at a nominal interest cost. At September 30, 2012, AGY Asia had discounted LCs with a face value of approximately $2,224 (which amount is recorded in trade receivables at September 30, 2012), receiving proceeds of approximately $967 and maintaining equity of approximately $1,257 in such receivables. At September 30, 2012, proceeds of $967 received from discounting were recorded as short-term debt payable.

In July 2012, the lender declined extending the letter of credit facility in support of trade supplier payments that was previously in place. AGY Asia is required to provide full guarantee deposits to secure any trade letters of credit and such cash collateral is recorded as restricted cash (Note 4).

The loan agreements contain customary representations and warranties and customary affirmative and negative covenants, including, among other things, interest coverage, restrictions on indebtedness, liens, investments, mergers and consolidations, dividends and other payments in respect to capital stock, and transactions with affiliates. The loan agreements also include customary events of default, including a default upon a change of control. AGY Asia was in compliance with all such covenants at September 30, 2012.

All amounts borrowed under the AGY Asia Credit Facility are non-recourse to AGY Holding Corp. or any other domestic subsidiary of AGY Holding Corp.

Maturities of Long-Term Debt

As discussed above, we classified all AGY Asia borrowings outstanding under the term loan as current as of September 30, 2012 due to the uncertainty of AGY Asia's ability to make required principal payments and/or to consummate a refinancing, which would create an event of default and activate an acceleration clause. As a result, maturities of long-term debt at September 30, 2012 only relate to AGY US and consist of the following:

	North America	China – Non- recourse	Total
2013	$—	$—	$—
2014	$202,000	$—	$202,000

	$202,000	$—	$202,000

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

10. CAPITAL STOCK AND EQUITY

The authorized capital stock of the Company consists of a total of 1,000 shares of common stock with a par value of $0.01 per share. All 100 outstanding shares of the Company have been owned by Holdings since the Acquisition on April 7, 2006. The holder of each share has the right to one vote for each share of common stock held and no shareholder has special voting rights other than those afforded all shareholders generally under Delaware law. Shareholders will share ratably, based on the number of shares held, in any and all dividends the Company may declare. As indicated in Note 8, the payment of dividends is restricted by the Amended Credit Facility and the Notes and no dividends were paid in either the three months ended September 30, 2012 or 2011.

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

Net periodic benefit costs for the three and nine months ended September 30, 2012 and 2011, are as follows:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	Pension Benefits		Post-Retirement Benefits		Pension Benefits		Post-Retirement Benefits
	2012	2011	2012	2011	2012	2011	2012	2011
Service cost	$—	$—	$61	$72	$—	$—	$181	$216
Interest cost	25	39	62	109	76	117	186	246
Settlement	31	72	—	—	124	72	—	—
Amortization of unrecognized gains	26	12	(39)	(71)	76	36	(116)	(213)

Total net periodic benefit cost	$82	$123	$84	$110	$276	$225	$251	$249

Expected net employer contributions for the OC defined benefit plan for the year ending December 31, 2012 are $568. Expected net employer contributions for the postretirement benefit plan for the year ending December 31, 2012 are $556.

Defined Contribution Plan

The Company has a defined contribution 401(k) plan that allows qualifying employees to contribute up to 30% of their annual pretax or after-tax compensation subject to Internal Revenue Service (IRS) limitations. AGY may provide a voluntary matching employer contribution of 50% on up to 6% of each participant’s before-tax salary deferral. In addition, AGY may make an employer contribution to the plan based on the Company’s annual financial performance. Effective December 2011 and January 2012, the Company suspended matching contributions for hourly employees at its Aiken SC location and for all salaried employees, and for hourly employees at the Huntingdon PA location, respectively until September 1, 2012. For the nine months ended September 30, 2012 and 2011, the Company contributed $47 and $436, respectively.

12. STOCK-BASED COMPENSATION

Our stock-based compensation includes stock options and restricted stock as described in our 2011 Form 10-K. Total stock-based compensation was $94 and $21 for the nine months ended September 30, 2012 and 2011, respectively.

During the nine months ended September 30, 2012, 10,000 stock options were forfeited and 10,000 stock options were granted with a grant date fair value of $1.53. Assumptions used in the Company's Black-Scholes valuation model to estimate the grant date fair value in 2012 were expected volatility of 39.0%, expected dividends of 0%, expected term of 3.7 years and a risk-free interest rate of 0.49%. No additional stock options or restricted stock were exercised, or expired.

The following table summarizes the Company’s activity in stock options:

	Number of options	Weighted-Average Remaining Contractual Life (In Years)	Weighted-Average Remaining Exercise Price
Outstanding – January 1, 2012	1,020,000	4.3	$8.40
Granted	10,000		$5.13
Exercised	—
Expired or forfeited	(80,000)

Outstanding – September 30, 2012	950,000	3.5	$8.51

Exercisable – September 30, 2012	513,333	3.5	$10.00

At September 30, 2012 the outstanding options had no intrinsic value.

13. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company from time to time enters into fixed-price agreements for the natural gas commodity requirements of our AGY US segment to reduce the variability of the cash flows associated with forecasted purchases of natural gas. Although these contracts are considered derivative instruments, they typically meet the normal purchases exclusion contained in ASC 815, and are therefore exempted from the related accounting requirements. At September 30, 2012, the Company had existing contracts for physical delivery of natural gas at its Aiken, SC and Huntingdon, PA facilities that fix the commodity cost of natural gas for approximately 65% and 80%, respectively, of its estimated natural gas purchase requirements in the next three months.

At September 30, 2012, the Company also had existing contracts for physical delivery of electricity at its Huntingdon, PA facility that fix the commodity cost of all of its estimated electricity purchase requirements through December 2013.

The Company also uses, on occasion, foreign currency derivatives to manage the risk associated with fluctuations in foreign exchange rates. At September 30, 2012 and December 31, 2011, respectively, the Company had no foreign currency hedging agreements in effect.

14. ALLOY METAL LEASES

The Company leases under short-term operating leases (with lease terms of twelve months or less) a significant portion of the alloy metals needed to support its manufacturing operations. During the nine months ended September 30, 2012 and 2011, total lease costs of alloy metals were approximately $3,270 and $3,150, respectively, and were classified as a component of cost of goods sold. In July 2012, we entered into an amended and restated master lease agreement (the "Amended Master Lease Agreement") with DB, which extended the maturity date to May 31, 2013 from October 7, 2012. The Amended Master Lease Agreement allows AGY to enter into leases of alloy metals, up to 51,057 ounces of platinum and up to 3,308 ounces of rhodium, with terms of one to twelve months. Lease costs are determined by the quantity of metal leased, multiplied by a benchmark value of the applicable precious metal and a margin above the lease rate index based on DB's daily precious metal rates. The Amended Master Lease Agreement is secured by a security interest in rhodium up to a value that is the lesser of 35% of the leased platinum or $24,400. The Amended Master Lease Agreement is guaranteed by AGY’s domestic subsidiaries and contains customary events of default, including, without limitation, nonpayment of lease payments, inaccuracy of representations and warranties in any material respect and a cross-default provision with any credit facility or leasing facility greater than $500, including the Amended Credit Facility and the Notes. In addition, the Amended Master Lease Agreement requires us to maintain minimum Fully Adjusted EBITDA (as defined in the Amended Master Lease Agreement, and which adjusts Adjusted EBITDA primarily for non-cash inventory related adjustments and variable compensation accrual) of not be less than $16.5 million for the 12-month period ending September 30, 2012, $17.25 million for the 12-month period ending September 30, 2012, $17.75 million for the 12-month period ending December 31, 2012 and $18.25 million for the 12-month period ending March 31, 2013. The Company was in compliance with the minimum Fully Adjusted EBITDA covenant as of September 30, 2012.

At September 30, 2012, we leased approximately 49,751 ounces of platinum and 3,285 ounces of rhodium under the Master Lease Agreement, with a notional value of approximately $70,300 and $3,900, respectively. All of the leases outstanding at September 30, 2012 had initial terms of five to ten months, maturing no later than May 31, 2013 (with future minimum rentals of approximately $3,350 until maturity in May 2013).

The Company is currently seeking to extend the lease facility beyond its new maturity date in May 2013, but there is no assurance that we will be able to obtain replacement financing with DB or another lessor on terms acceptable to us or at all. If we are unable to refinance the facility by May 31, 2013 in a manner acceptable to our senior secured revolving lenders, this will be an event of default under that agreement and the lenders may accelerate amounts due under that facility, which could then trigger a default under our senior second lien Notes.

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

At September 30, 2012, long-lived assets of AGY Asia were tested for impairment. As a result, the Company recorded an impairment charge of $13.7 million based on the estimated fair value derived principally from the final non-binding offers submitted by the potential buyers after their due diligence analysis and the estimated future cash flows expected through the completion of a transaction. Since there were primarily unobservable inputs, management concluded that this was a Level 3 fair value measurement. There were no other assets or liabilities required to be measured at fair value in periods subsequent to their initial recognition.

At December 31, 2011, long-lived assets of AGY Asia were tested for impairment. At that time, the Company recorded an impairment charge of $37.9 million based on the orderly liquidation value in exchange basis of the long-lived assets given the uncertainty for AGY Asia to operate as a going concern beyond 2012. The valuation methodologies used to determine fair value, with the assistance of a third party valuation specialist, were a market approach for those assets where a secondary market exists and a replacement cost approach for the remainder. Since there were primarily unobservable inputs, management concluded that this was a Level 3 fair value measurement.

The fair value of the Notes for AGY US was approximately $77,400 and $82,560 at September 30, 2012 and December 31, 2011, respectively. The debt fair value estimates are classified under Level 2 because such estimates are based on readily available market prices of our debt at September 30, 2012 and December 31, 2011, or similar debt with the same maturities, rating and interest rates.

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

At September 30, 2012 and December 31, 2011, the Company recorded the attribution of the NCI net loss and other comprehensive income according to ASC 810-10-65 and performed a subsequent measurement of the probable redemption amount per ASC 480-10-S99. As of September 30, 2012 and December 31, 2011 the equity instrument is redeemable but its carrying value was nil as of both dates. Therefore, only the redemption amount assessed as of the end of the period is classified in mezzanine equity and any NCI above this amount is presented in permanent equity.

Changes in noncontrolling interest are set forth below:

	Mezzanine Equity	Permanent Equity	Total NCI
Balance as of January 1, 2011	$3,401	$9,762	$13,163
Net loss attributable to NCI – AGY Asia	(12,240)	—	(12,240)
Other comprehensive income attributable to NCI – AGY Asia	516	—	516
Adjustment to NCI Redemption amount assessment	8,323	(8,323)	—

Balance as of December 31, 2011	—	1,439	1,439

Net loss attributable to NCI – AGY Asia	(4,357)	—	(4,356)
Other comprehensive loss attributable to NCI – AGY Asia	(76)	—	(76)
Adjustment to NCI Redemption amount assessment	4,433	(4,433)	—

Balance as of September 30, 2012	$—	$(2,994)	$(2,994)

17. INCOME TAXES

During the three months and nine months ended September 30, 2012, the Company's effective tax rate was (0.03%) and (0.11%) respectively. This rate varied from the statutory rate of 34% due primarily to increases in the valuation allowance for domestic and foreign deferred tax assets which are not more-likely-than-not to be realized, losses on domestic and foreign subsidiaries with no tax benefit, state taxes and foreign rate differential. Generally, the Company can recognize deferred tax assets for the losses incurred until such time that the aggregate deferred tax assets exceed aggregate deferred tax liabilities that do not relate to assets with an indefinite useful life. The deferred tax liabilities relied upon in the Company's assessment of the realizability of its deferred tax assets will reverse in the same period and jurisdiction and are of the same character as the temporary differences giving rise to the deferred tax assets.

During the three months and nine months ended September 30, 2011, the Company's effective tax rate was 0.05% and (0.17%) respectively. This rate varied from the statutory rate of 34% due primarily to increases in the valuation allowance for domestic and foreign deferred tax assets which are not more-likely-than-not to be realized, losses on domestic and foreign subsidiaries with no tax benefit, state taxes and foreign rate differential.

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

In addition to the alloy metal leases discussed in Note 14, we also lease other equipment and property under operating leases. Total rent expense for the nine months ended September 30, 2012 and 2011, was approximately $1,050 and $1,235, respectively.

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

Three Months Ended September 30, 2012	AGY US	AGY Asia	Corporate and Other	Total
Total net sales	$32,638	$6,921	$(45)	$39,514
Operating income (loss) (i)	1,164	(13,805)	(1,810)	(14,451)
Depreciation and amortization	2,381	446	—	2,827
Long-lived assets impairment charge	—	13,749	—	13,749
Alloy metals depletion, net	1,294	194	—	1,488

(i)	Operating loss for the three months ended September 30, 2012 within the corporate and other segment primarily includes $1,867 of restructuring expense for AGY US (discussed in Note 6), stock compensation expense, and the management fees payable to our sponsor offset by a $272 gain recorded on the cashless exchange of precious metal.

Three Months Ended September 30, 2011	AGY US	AGY Asia	Corporate and Other	Total
Total net sales	$39,575	$7,531	$(504)	$46,602
Operating (loss) income (i)	(1,718)	(347)	206	(1,859)
Depreciation and amortization	2,520	1,517	—	4,037

Alloy metals depletion, net	2,526	197	—	2,723

(i)	Operating income for the three months ended September 30, 2011 within the corporate and other segment primarily includes $312 gain recorded on the cashless exchange of precious metals, the reversal of excess restructuring reserve, which were offset by management fees payable to our sponsor and stock compensation expense.

Nine Months Ended September 30, 2012	AGY US	AGY Asia	Corporate and Other	Total
Total net sales	$112,092	$21,530	$(508)	$133,114
Operating income (loss) (i)	4,037	(12,801)	(7,229)	(15,993)
Depreciation and amortization	7,077	1,336	—	8,413
Long-lived assets impairment charge	—	13,749	—	13,749
Alloy metals depletion, net	5,698	410	—	6,108
Property, plant and equipment, and alloy metals, net	104,248	34,226	—	138,474
Carrying amount of intangible assets	17,335	—	—	17,335
Total assets	168,045	48,380	—	216,425

(i)	Operating loss for the nine months ended September 30, 2012 within the corporate and other segment primarily includes $6,838 of restructuring expense for AGY US (discussed in Note 6), stock compensation expense, and the management fees payable to our sponsor offset by a $272 gain recorded on the cashless exchange of precious metal.

Nine Months Ended September 30, 2011	AGY US	AGY Asia	Corporate and Other	Total
Total net sales	$119,760	$22,697	$(917)	$141,540
Operating (loss) income (i)	(3,330)	76	(235)	(3,489)
Depreciation and amortization	7,638	4,487	—	12,125
Alloy metals depletion, net	6,042	489	—	6,531
Property, plant and equipment, and alloy metals, net	122,378	88,743	—	211,121
Carrying amount of intangible assets	17,622	—	—	17,622
Total assets	188,588	106,133	—	294,721

(i)	Operating loss for the nine months ended September 30, 2011 within the corporate and other segment primarily includes the management fees payable to our sponsor and stock compensation expense, which were partly offset by a $312 gain recorded on the cashless exchange of precious metals.

20. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

As described in Note 8, an aggregate of $172,000 of the Notes remain outstanding at September 30, 2012. The Notes are guaranteed, fully, unconditionally and jointly and severally, by each of AGY Holding Corp.’s existing and future wholly-owned domestic subsidiaries, other than immaterial subsidiaries (collectively, the “Combined Guarantor Subsidiaries”).

For the purpose of this footnote:

•	AGY Holding Corp. is referred to as “Parent”;

•	The Combined Guarantor Subsidiaries represent all subsidiaries other than the Combined Non-Guarantor subsidiaries defined below; and

•	The “Combined Non-Guarantor Subsidiaries” as of September 30, 2012 include only the subsidiaries forming AGY Asia: AGY Cayman LLC, AGY Hong Kong Ltd and AGY Shanghai.

The following supplemental condensed consolidating financial information is presented on the equity method and reflects the Parent’s separate accounts, the accounts of the Combined Guarantor Subsidiaries, the accounts of the Non-Guarantor Subsidiaries, the consolidating adjustments and eliminations and the total consolidated accounts for the dates and periods indicated.

Condensed Consolidating Balance Sheet

	As of September 30, 2012
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Total current assets	$4,548	$40,413	$13,774	$—	$58,735
Due from (to) affiliates	(64,363)	65,950	(1,587)	—	—
Property, plant and equipment, net	59,652	44,596	34,226	—	138,474
Intangible assets, net	3,221	14,114	—	—	17,335
Investment in unconsolidated entities	144,939	—	—	(144,939)	—
Other assets	1,500	—	381	—	1,881

Total	$149,497	$165,073	$46,794	$(144,939)	$216,425

LIABILITIES, OBLIGATION UNDER PUT/CALL FOR NONCONTROLLING INTEREST AND SHAREHOLDER’S EQUITY
Total current liabilities	$17,500	$13,669	$43,483	$—	$74,652
Long-term debt	202,000	—	—	—	202,000
Other long-term liabilities	—	12,692	78	—	12,770
Obligation under put/call for noncontrolling interest	—	—	—	—	—
Parent’s shareholder’s equity	(70,003)	138,712	6,227	(144,939)	(70,003)
Noncontrolling interest equity	—	—	(2,994)	—	(2,994)

Total	$149,497	$165,073	$46,794	$(144,939)	$216,425

Condensed Consolidating Statements of Operations

	Three Months Ended September 30, 2012
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$32,638	$6,921	$(45)	$39,514
Cost of goods sold	—	(28,238)	(5,861)	45	(34,054)

Gross profit	—	4,400	1,060	—	5,460

Selling, general and administrative expenses	(217)	(2,982)	(654)	—	(3,853)
Restructuring charges	(1,867)	—	(462)	—	(2,329)
Amortization of intangible assets	—	(250)	—	—	(250)
Long-lived assets impairment charge	—	—	(13,749)	—	(13,749)
Other operating income (expense)	272	(2)	—	—	270

(Loss) income from operations	(1,812)	1,166	(13,805)	—	(14,451)

Interest expense	(5,430)	—	(666)	—	(6,096)
Equity losses in unconsolidated entities	(13,185)	—	—	13,185	—
Other income, net	—	34	93	—	127

Loss before income tax expense	(20,427)	1,200	(14,378)	13,185	(20,420)
Income tax expense	—	(7)	—	—	(7)

Net loss	(20,427)	1,193	(14,378)	13,185	(20,427)
Less: Net loss attributable to the noncontrolling interest	4,314	—	4,314	(4,314)	4,314

Net loss attributable to AGY Holding Corp.	$(16,113)	$1,193	$(10,064)	$8,871	$(16,113)

Comprehensive (loss) income, including portion attributable to noncontrolling interest	$(20,427)	$1,076	$(14,600)	$13,185	$(20,766)

	Nine Months Ended September 30, 2012
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$112,092	$21,530	$(508)	$133,114
Cost of goods sold	—	(97,689)	(17,365)	508	(114,546)

Gross profit	—	14,403	4,165	—	18,568

Selling, general and administrative expenses	(664)	(9,266)	(2,057)	—	(11,987)
Restructuring charges	(6,838)	—	(1,159)	—	(7,997)
Amortization of intangible assets	—	(752)	—	—	(752)
Long-lived assets impairment charge	—	—	(13,749)	—	(13,749)
Other operating income (expense)	272	(348)	—	—	(76)

(Loss) income from operations	(7,230)	4,037	(12,800)	—	(15,993)

Interest expense	(15,933)	—	(1,978)	—	(17,911)
Equity losses in unconsolidated entities	(10,534)	—	—	10,534	—
Other (expense) income, net	—	(12)	255	—	243

Loss before income tax expense	(33,697)	4,025	(14,523)	10,534	(33,661)
Income tax expense	—	(36)	—	—	(36)

Net loss	(33,697)	3,989	(14,523)	10,534	(33,697)
Less: Net loss attributable to the noncontrolling interest	4,357	—	4,357	(4,357)	4,357

Net loss attributable to AGY Holding Corp.	$(29,340)	$3,989	$(10,166)	$6,177	$(29,340)

Comprehensive (loss) income, including portion attributable to noncontrolling interest	$(33,697)	$3,822	$(14,629)	$10,534	$(33,970)

Condensed Consolidating Statements of Cash Flows

	Nine Months Ended September 30, 2012
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net loss	$(33,697)	$3,989	$(14,523)	$10,534	$(33,697)
Equity losses in unconsolidated entities	10,534	—	—	(10,534)	—
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Long-lived assets impairment charge	—	—	13,749	—	13,749
Depreciation, alloy metals depletion and amortization	687	12,775	1,746	—	15,208
(Gain) loss on sale, disposal of assets or exchange of property and equipment and alloy metals	(272)	28	262	—	18
Stock compensation	94	—	—	—	94
Change in assets and liabilities	6,138	(204)	1,579	—	7,513
Parents loans and advances	14,918	(15,335)	417	—	—

Net cash (used in) provided by operating activities	(1,598)	1,253	3,230	—	2,885

Cash flows from investing activities:
Purchase of property, plant and equipment and alloy metals	—	(1,253)	(37)	—	(1,290)
Increase in restricted cash	(1,500)	—	(837)	—	(2,337)

Net cash used in investing activities	(1,500)	(1,253)	(874)	—	(3,627)

Cash flows from financing activities:
Net proceeds from Revolving Credit Facility	5,000	—	—	—	5,000
Net payment on AGY Asia Credit Facility borrowings	—	—	(299)	—	(299)
Debt issuances and others	(1,590)	—	—	—	(1,590)

Net cash used by financing activities	3,410	—	(299)	—	3,111

Effect of exchange rate changes on cash	4	—	(46)	—	(42)

Net increase in cash	316	—	2,011	—	2,327

Cash, beginning of period	504	—	1,764	—	2,268

Cash, end of period	$820	$—	$3,775	$—	$4,595

Condensed Consolidating Balance Sheet

	As of September 30, 2011
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Total current assets	$2,902	$45,496	$16,858	$—	$65,256
Due from (to) affiliates	(37,193)	38,789	(1,596)	—	—
Property, plant and equipment, net	70,742	51,636	88,743	—	211,121
Intangible assets, net	2,504	15,118	—	—	17,622
Investment in unconsolidated entities	165,723	—	—	(165,723)	—
Other assets	19	171	532	—	722

Total	$204,697	$151,210	$104,537	$(165,723)	$294,721

LIABILITIES, OBLIGATION UNDER PUT/CALL FOR NONCONTROLLING INTEREST AND SHAREHOLDER’S EQUITY
Total current liabilities	$11,148	$13,512	$26,173	$—	$50,833
Long-term debt	200,100	—	21,573	—	221,673
Other long-term liabilities	—	15,359	352	—	15,711
Obligation under put/call for noncontrolling interest	—	—	233	—	233
Parent’s shareholder’s equity	(6,551)	122,339	43,384	(165,723)	(6,551)
Noncontrolling interest equity	—	—	12,822	—	12,822

Total	$204,697	$151,210	$104,537	$(165,723)	$294,721

Condensed Consolidating Statements of Operations

	Three Months Ended September 30, 2011
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$39,575	$7,531	$(504)	$46,602
Cost of goods sold	—	(37,680)	(7,150)	504	(44,326)

Gross profit	—	1,895	381	—	2,276

Selling, general and administrative expenses	(198)	(3,363)	(728)	—	(4,289)
Restructuring charges	—	93	—	—	93
Amortization of intangible assets	—	(250)	—	—	(250)
Other operating (expense) income	312	(1)	—	—	311

Loss from operations	114	(1,626)	(347)	—	(1,859)
Interest expense	(5,276)	—	(699)	—	(5,975)
Equity losses in unconsolidated entities	(2,711)	—	—	2,711	—
Other (expense) income, net	—	(45)	2	—	(43)

Loss before income tax expense	(7,873)	(1,671)	(1,044)	2,711	(7,877)
Income tax benefit	—	4	—	—	4

Net loss	(7,873)	(1,667)	(1,044)	2,711	(7,873)
Less: Net loss attributable to the noncontrolling interest	313	—	313	(313)	313

Net loss attributable to AGY Holding Corp.	$(7,560)	$(1,667)	$(731)	$2,398	$(7,560)

Condensed Consolidating Statements of Operations

	Nine Months Ended September 30, 2011
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$119,760	$22,697	$(917)	$141,540
Cost of goods sold	—	(112,782)	(20,721)	1,037	(132,466)

Gross profit	—	6,978	1,976	120	9,074

Selling, general and administrative expenses	(589)	(9,550)	(1,900)	—	(12,039)
Restructuring charges	—	43	—	—	43
Amortization of intangible assets	—	(752)	—	—	(752)
Other operating (expense) income	312	(7)	—	(120)	185

Loss from operations	(277)	(3,288)	76	—	(3,489)
Interest expense	(15,665)	—	(1,955)	—	(17,620)
Equity losses in unconsolidated entities	(5,160)	—	—	5,160	—
Other income, net	—	(55)	98	—	43

Loss before income tax expense	(21,102)	(3,343)	(1,781)	5,160	(21,066)
Income tax expense	—	(36)	—	—	(36)

Net loss	(21,102)	(3,379)	(1,781)	5,160	(21,102)
Less: Net loss attributable to the noncontrolling interest	534	—	534	(534)	534

Net loss attributable to AGY Holding Corp.	$(20,568)	$(3,379)	$(1,247)	$4,626	$(20,568)

Condensed Consolidating Statements of Cash Flows

	Nine Months Ended September 30, 2011
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net loss	$(21,102)	$(3,379)	$(1,781)	$5,160	$(21,102)
Equity losses in unconsolidated entities	5,160	—	—	(5,160)	—
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation, alloy metals depletion and amortization	572	13,680	4,976	—	19,228
Gain on sale, disposal of assets or exchange of property and equipment and alloy metals	(312)	9	—	—	(303)
Stock compensation	21	—	—	—	21
Change in assets and liabilities	4,401	(3,747)	1,137	—	1,791
Parents loans and advances	2,294	(2,018)	(276)	—	—

Net cash (used in) provided by operating activities	(8,966)	4,545	4,056	—	(365)

Cash flows from investing activities:
Purchase of property, plant and equipment and alloy metals	—	(4,545)	(290)	—	(4,835)

Net cash used in investing activities	—	(4,545)	(290)	—	(4,835)

Cash flows from financing activities:
Net proceeds from Revolving Credit Facility	10,150	—	—	—	10,150
Net payments on AGY Asia credit facility	—		(458)	—	(458)
Debt issuance costs and others	(994)	—	—	—	(994)

Net cash provided by (used in) financing activities	9,156	—	(458)	—	8,698

Effect of exchange rate changes on cash	9	—	(598)	—	(589)

Net increase in cash	199	—	2,710	—	2,909

Cash, beginning of period	565	—	2,567	—	3,132

Cash, end of period	$764	$—	$5,277	$—	$6,041

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

The AGY Asia reporting segment has experienced declining operating profits, had significant debt service obligations originally due in 2012 that have been recently renegotiated and extended to April 2013, and may require funding for the rebuilding of the furnace, located in the People’s Republic of China. As a result, in April 2012, we retained an Advisor to provide certain investment banking services to evaluate and assist with a possible combination of AGY Asia with another party, a recapitalization of a significant portion of AGY Asia’s indebtedness or a change of control of AGY Asia in a transaction involving the primary lender for the Asian operation. We do not expect any possible transaction resulting from this agreement to impact the AGY US reporting segment as only approximately 1.3% of the reported revenue for AGY US was derived from products produced by AGY Asia over the last 12 months. Additionally, AGY US expects to maintain its commercial presence and sales channels for glass fibers produced in North America but sold to the Asian market, primarily for specialty electronics applications. While we have reported the need to complete a rebuild of the furnace in Asia, we are evaluating alternatives to extend the life of the furnace.

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

Results of Operations

The following tables summarize our results of operations in dollars and as a percentage of net sales for the three and nine months ended September 30, 2012 and 2011 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net Sales
AGY US	$32,638	$39,575	$112,092	$119,760
AGY Asia	6,921	7,531	21,530	22,697

	39,559	47,106	133,622	142,457
Intersegment sales	(45)	(504)	(508)	(917)

Total net sales	39,514	46,602	133,114	141,540
Cost of goods sold	(34,054)	(44,326)	(114,546)	(132,466)

Gross profit	5,460	2,276	18,568	9,074
Selling, general and administrative expenses	(3,853)	(4,289)	(11,987)	(12,039)
Restructuring charges	(2,329)	93	(7,997)	43
Amortization of intangible assets	(250)	(250)	(752)	(752)
Impairment of Long Lived Assets	(13,749)	—	(13,749)	—
Other operating income (expense), net	270	311	(76)	185

Loss from operations	(14,451)	(1,859)	(15,993)	(3,489)
Other non-operating income (expense), net	127	(43)	243	43
Interest expense	(6,096)	(5,975)	(17,911)	(17,620)

Loss before income taxes	(20,420)	(7,877)	(33,661)	(21,066)
Income tax (expense) benefit	(7)	4	(36)	(36)

Net loss	(20,427)	(7,873)	(33,697)	(21,102)
Less: Net loss attributable to noncontrolling interest	4,314	313	4,357	534

Net loss attributable to AGY Holding Corp.	$(16,113)	$(7,560)	$(29,340)	$(20,568)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net Sales
AGY US	82.6%	84.9%	84.2%	84.6%
AGY Asia	17.5%	16.2%	16.2%	16.0%

	100.1%	101.1%	100.4%	100.6%
Intersegment sales	(0.1)%	(1.1)%	(0.4)%	(0.6)%

Total net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	(86.2)%	(95.1)%	(86.1)%	(93.6)%

Gross profit	13.8%	4.9%	13.9%	6.4%
Selling, general and administrative expenses	(9.8)%	(9.2)%	(9.0)%	(8.5)%
Restructuring charges	(5.9)%	0.2%	(6.0)%	0.0%
Amortization of intangible assets	(0.6)%	(0.5)%	(0.6)%	(0.5)%
Impairment of Long Lived Assets	(34.8)%	—%	(10.3)%	-.0%
Other operating income (expense), net	0.7%	0.6%	(0.0)%	0.1%

Loss from operations	(36.6)%	(4.0)%	(12.0)%	(2.5)%
Other non-operating income (expense), net	0.3%	(0.1)%	0.2%	0.1%
Interest expense	(15.4)%	(12.8)%	(13.5)%	(12.4)%

Loss before income taxes	(51.7)%	(16.9)%	(25.3)%	(14.8)%
Income tax expense	0.0%	0.0%	0.0%	(0.1)%
Net loss	(51.7)%	(16.9)%	(25.3)%	(14.9)%

Less: Net loss attributable to noncontrolling interest.	10.9%	0.7%	3.3%	0.4%

Net loss attributable to AGY Holding Corp.	(40.8)%	(16.2)%	(22.0)%	(14.5)%

As further discussed below, we use EBITDA and Adjusted EBITDA, which are non-GAAP financial measures, to measure our operating performance.

EBITDA and Adjusted EBITDA (which are defined below) are reconciled from net income (loss) determined under GAAP as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Statement of operations data:
Net loss	$(20,427)	$(7,873)	$(33,697)	$(21,102)
Interest expense	6,096	5,975	17,911	17,620
Income tax expense (benefit)	7	(4)	36	36
Depreciation and amortization	2,826	4,037	8,413	12,126

EBITDA	$(11,498)	$2,135	$(7,337)	$8,680

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
EBITDA	$(11,498)	$2,135	$(7,337)	$8,680
Adjustments to EBITDA:
Alloy depletion charge, net (a)	1,488	2,723	6,108	6,531
Non-cash compensation charges (b)	29	8	94	21
Impairment of long-lived assets (c)	13,749	—	13,749	—
Management fees (d)	188	191	571	568
Restructuring charges (e)	2,329	(93)	7,997	(43)
Gain on disposition of assets and others (f)	(272)	(312)	(272)	(312)

Adjusted EBITDA	6,013	4,652	20,910	15,445
Less: Adjusted EBITDA attributable to the noncontrolling interest	(342)	(411)	(1,233)	(1,545)

Adjusted EBITDA attributable to AGY Holding Corp.	$5,671	$4,241	$19,677	$13,900

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Adjusted EBITDA allocated to AGY Holding Corp. segment breakdown:
AGY US and Corporate	$4,873	$3,282	$16,800	$10,295
AGY Asia	798	959	2,877	3,605

	$5,671	$4,241	$19,677	$13,900

(a)	We purchase or lease alloy metals that are used in our manufacturing process. During the manufacturing process a small portion of the alloy metal is physically consumed. When the metal is actually consumed we recognize a non-cash charge. This expense is recorded net of the amount of metal that can be recovered after some specific treatment and net of the charges associated with such recovery treatment.
(b)	Reflects the non-cash compensation expenses related to awards under Holdings’ 2006 Stock Option Plan and Holdings’ restricted stock granted to certain members of management.
(c)	Reflects the elimination of the charge associated with the impairment of AGY Asia long-lived assets, which was recognized in the third quarter of 2012.
(d)	Reflects the elimination of the management fee payable to our sponsor, Kohlberg & Company, LLC, pursuant to a management agreement entered into in connection with the Acquisition.
(e)	Reflects the elimination of the restructuring charges associated primarily with the engagement of a global professional services firm in 2012 (i) to lead rapid operational improvement opportunities and provide interim senior management services for the AGY US segment and (ii) to lead refinancing, recapitalization discussions with the lenders or change in control for AGY Asia.
(f)	Reflects primarily the elimination of the gain recorded versus historical book value on the sale or exchange of some non-operating assets.

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

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

Net sales. Net sales decreased $7.1 million, or 15.2%, to $39.5 million for the three months ended September 30, 2012, compared to $46.6 million during the comparable quarter of 2011. The $6.9 million, or 17.5% net decrease in sales attributable to AGY US in the third quarter of 2012, compared to the same period of 2011, was primarily due to $10.4 million of lower sales volumes partly offset by $3.5 million of favorable product mix. Aerospace revenues were $10.3 million, or up 8% when compared to the third quarter of 2011, reflecting continued robust demand for both aircraft retrofit and new build activity with an on-going bias toward lighter-weight interior materials. Defense revenues decreased $1.1 million, or 47%, compared to the same period of 2011 as a result of fewer international structural armor programs in 2012. The electronics market revenues decreased $2.3 million to $5.5 million, or 30% compared to the third quarter of 2011, reflecting lower demand and competitive pricing pressure. The industrial market revenues of the U.S. operating segment decreased to $15.4 million, or 21% compared to the third quarter of 2011. The $4.1 million decrease was largely caused by weak market conditions and customer management of inventory levels, which led to the underperformance of several industrial applications, including fire retardant mattresses and Continuous Filament Mat (“CFM”) applications. AGY Asia’s contribution to consolidated net sales was $6.9 million, or $0.15 million lower than the third quarter of 2011 level due to a softer Asian electronic market in 2012.

Gross profit. Consolidated gross profit was $5.5 million, or 13.8% of net sales for the three months ended September 30, 2012, compared to $2.3 million, or 4.9% during the comparable quarter of 2011. Gross profit for AGY US increased $2.5 million during the third quarter of 2012. This increase reflects $0.9 million lower manufacturing cash costs in 2012 from the execution of operational improvement projects and cost control initiatives in a stable manufacturing environment. Additionally, the AGY US segment results were positively impacted in 2012 by decreases of $3.2 million in non-cash costs due primarily to (i) $1.2 million of lower metal operating losses resulting primarily from higher 2012 metal recoveries, (ii) $1.8 million decrease in cost of goods sold related to direct costs absorption due primarily to efficiencies in manufacturing processes in the second and third quarters of 2012 as compared to the same periods in 2011, and (iii) $0.2 million lower depreciation expense. These gains were offset by $1.6 million of lower margin attributable to sales resulting from lower volumes only partly offset by a more favorable product mix. AGY Asia segment gross profit increased $0.7 million as inflation in labor and energy costs was more than offset by $1.1 million of lower depreciation expense and alloy metal depletion. The decrease in depreciation and alloy metal resulted from the impairment of AGY Asia long-lived assets, which was recorded as of December 31, 2011.

Selling, general and administrative expenses. Selling, general and administrative (“SG&A”) expenses decreased $0.4 million, or 10%, to $3.9 million during the third quarter of 2012 compared to $4.3 million during the third quarter of 2011. This reflects a $0.4 million decrease of SG&A for AGY US as the benefit of reduced headcount and lower recruiting and relocation expenses during the three months ended September 30, 2012 when compared to the same period of 2011. AGY Asia SG&A remained flat at $0.7 million for the third quarter of 2012 and 2011. SG&A expenses increased from 9.2% of net sales for the three months ended September 30, 2011 to 9.8% of net sales for the three months ended September 30, 2012.

Restructuring charges. In the three months ended September 30, 2012, we recorded $2.3 million in restructuring charges, of which (i) $1.9 million resulted from the actions we initiated in our AGY US segment during the last nine months to improve our cost structure and liquidity position, and (ii) $0.4 million were primarily in conjunction with the engagement of advisors in 2012 to assist with a possible combination of AGY Asia with another party. For both business segments, the restructuring charges related primarily to professional fees.

Long-lived assets impairment charges. Various factors in the AGY Asia reporting segment including (a) continued lower than expected profitability and cash flows, (b) pending debt service requirements and (c) expected future cash flows derived from the non-binding offers received in connection with the contemplated change of control transaction, triggered management to evaluate the potential impairment of the long-lived assets of this reporting segment at September 30, 2012. As a result, the Company concluded that the long-lived assets were impaired and recorded an impairment charge of $13.7 million, classified in “loss from operations” in 2012. See further disclosures in Note 3 of the consolidated financial statements in Item 1.

Other operating income. During the three months ended September 30, 2012 and September 30, 2011, other operating income of $0.3 million consisted of gains recorded versus historical book value on the cashless exchange of some alloy metals.

Interest expense. Interest expense increased $0.1 million from $6.0 million for the three months ended September 30, 2011 to $6.1 million for the three months ended September 30, 2012. The increase was primarily due to higher borrowing costs for AGY US in the third quarter of 2012 compared to 2011.

Income tax expense. Income tax expense was not significant for the three months ended September 30, 2012 and 2011 due to the limitation on recording tax benefits from net operating losses. The effective tax rate was (0.03%) and 0.05% for the third quarter of 2012 and 2011, respectively. For both periods, this rate varied from the statutory rate of 34% due primarily to change of valuation allowances for domestic and foreign deferred tax assets, which are not more-likely-than-not to be realized, losses on domestic and foreign subsidiaries with no tax benefit, state taxes and foreign rate differential. Generally, the Company can recognize deferred tax assets for the losses incurred until such time that the aggregate deferred tax assets exceed aggregate deferred tax liabilities that do not relate to assets with an indefinite useful life. The deferred tax liabilities relied upon in the Company's assessment of the realizability of its deferred tax assets will reverse in the same period and jurisdiction and are of the same character as the temporary differences giving rise to the deferred tax assets.

Net loss. As a result of the aforementioned factors including lower margin attributable to sales resulting from lower volume sold, $2.3 million of restructuring costs which offset improved AGY US operating performances, and a $13.7 million impairment charge on AGY Asia long-lived assets before noncontrolling interest, we reported a net loss attributable to AGY Holding Corp. of $16.1 million for the three months ended September 30, 2012, compared to a net loss of $7.6 million for the three months ended September 30, 2011. The net result attributable to the 30% noncontrolling interest in AGY Asia not owned by AGY Holding Corp. was a $4.3 million loss for the third quarter of 2012, principally as a result of the long-lived assets impairment charge compared to a $0.3 million loss for the third quarter of 2011.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

Net sales. Net sales decreased $8.4 million, or 5.9%, to $133.1 million for the nine months ended September 30, 2012, compared to $141.5 million during the comparable three quarters of 2011. The $7.7 million, or 6.4% net decrease in sales attributable to AGY US for the nine months ended September of 2012, compared to the same period of 2011, was primarily due to $13.9 million of lower sales volumes partly offset by $6.2 million of favorable product mix. Aerospace revenues were $32.6 million, or up 11% when compared to the first nine months of 2011, reflecting continued robust demand for both aircraft retrofit and new build activity with an on-going bias toward lighter-weight interior materials. Defense revenues were $7.0 million, or down 10%, compared to the same period of 2011 as a result of fewer international structural armor programs in 2012. The electronics market revenues decreased $6.8 million to $18.8 million, or 27% compared to the first nine months of 2011, reflecting lower demand, competitive pressures and the second quarter of 2011 benefit from filling at a price premium product shortages in the Asia market place after the 2011 natural disaster in Japan. The industrial market revenues of the U.S. operating segment decreased to $53.7 million, or 6% compared to the nine months ended September 30, 2011. This decrease reflects $1.5 million, $1.2 million and $0.8 million lower construction, automotive and other miscellaneous industrial revenues, respectively, driven by product rationalization, mix enrichment actions and customer management of inventory levels, which started during the third quarter of 2012 due to a weak economic environment. AGY Asia’s contribution to consolidated net sales was $21.0 million, or a $0.8 million decrease in revenues compared to the first nine months of 2011 (after accounting for the elimination of $0.5 and $0.9 million of intercompany sales in 2012 and 2011, respectively) due primarily to pricing pressure in the Asian electronics market.

Gross profit. Consolidated gross profit was $18.6 million, or 13.9% of net sales for the nine months ended September 30, 2012, compared to a $9.1 million, or 6.4% of net sales for the nine months ended September 30, 2011. Gross profit for AGY US increased $7.4 million during the first nine months of 2012 compared to the same period of 2011, reflecting a net $0.1 million of increased margin from sales as a more favorable product mix offset the negative impact from lower volumes. Additionally, the AGY US segment results were positively impacted in 2012 by $5.6 million of lower manufacturing cash costs from the execution of operational improvement projects and cost control initiatives in a stable manufacturing environment. The AGY US profitability also benefited from decreases of $1.7 million in non-cash costs due primarily to (i) $0.3 million of lower metal operating losses, (ii) $0.8 million decrease of cost of goods sold with higher margins due primarily to standard costs revaluations occurring during the first quarter of 2012, and (iii) $0.6 million lower depreciation expense. AGY Asia segment gross profit increased $2.1 million as inflation in labor and energy costs was more than offset by $3.2 million of lower depreciation expense and alloy metal depletion. The decrease in depreciation and alloy metal resulted from the impairment of AGY Asia long-lived assets, which was recorded as of December 31, 2011.

Selling, general and administrative expenses. SG&A expenses were flat at $12.0 million during the first nine months of 2012 and 2011. This primarily reflects a $0.2 million decrease of SG&A for AGY US resulting from the benefit of reduced headcount and overhead spending partly offset by a $0.6 million variable compensation accrual recorded during the nine months ended September 30, 2012 when compared to the same period of 2011. The $0.2 million increase in AGY Asia SG&A related primarily to higher labor costs. Selling, general and administrative expenses increased from 8.5% of net sales for the nine months ended September 30, 2011 to 9.0% of net sales for the nine months ended September 30, 2012.

Restructuring charges. In the nine months ended September 30, 2012, we recorded $8.0 million in restructuring charges, of which (i) $6.8 million resulted from the actions we initiated in our AGY US segment during the last nine months to improve our cost structure and liquidity position, and (ii) $1.2 million were primarily in conjunction with the engagement of advisors in 2012 to assist with the refinancing or a possible combination of AGY Asia with another party. For both business segments, the restructuring charges related primarily to professional fees.

Long-lived assets impairment charges. Various factors in the AGY Asia reporting segment including (a) continued lower than expected profitability and cash flows, (b) pending debt service requirements and (c) expected future cash flows derived from the non-binding offers received in connection with the contemplated change of control transaction, triggered management to evaluate the potential impairment of the long-lived assets of this reporting segment at September 30, 2012. As a result, the Company concluded that the long-lived assets were impaired and recorded an impairment charge of $13.7 million, classified in “loss from operations” in 2012. See further disclosures in Note 3 of the consolidated financial statements in Item 1.

Interest expense. Interest expense increased $0.3 million from $17.6 million for the nine months ended September 30, 2011 to $17.9 million for the nine months ended September 30, 2012. The increase was primarily due to higher borrowing costs for AGY US in the first nine months of 2012 compared to 2011.

Income tax expense. Income tax expense was not significant for the nine month periods ended September 30, 2012 and 2011 due to the limitation on recording tax benefits from net operating losses. The effective tax rate was (0.11%) and (0.17%) for the first nine months of 2012 and 2011, respectively. For both periods, this rate varied from the statutory rate of 34% due primarily to change of valuation allowance for domestic and foreign deferred tax assets, which are not more-likely-than-not to be realized, losses on domestic and foreign subsidiaries with no tax benefit, state taxes and foreign rate differential. Generally, the Company can recognize deferred tax assets for the losses incurred until such time that the aggregate deferred tax assets exceed aggregate deferred tax liabilities that do not relate to assets with an indefinite useful life. The deferred tax liabilities relied upon in the Company's assessment of the realizability of its deferred tax assets will reverse in the same period and jurisdiction and are of the same character as the temporary differences giving rise to the deferred tax assets.

Net loss. As a result of the aforementioned factors including $8.0 million of restructuring costs which offset improved AGY US operating performances, and a $13.7 million impairment charge on AGY Asia long-lived assets before noncontrolling interest, we reported a net loss attributable to AGY Holding Corp. of $29.3 million for the nine months ended September 30, 2012, compared to a net loss of $20.6 million for the nine months ended September 30, 2011. The net result attributable to the 30% noncontrolling interest in AGY Asia not owned by AGY Holding Corp. was a $4.4 million loss and a $0.5 million loss for the first nine months of 2012 and 2011, respectively.

LIQUIDITY, CAPITAL RESOURCES AND OTHER RELATED MATTERS

AGY Holding Corp. and its Domestic Subsidiaries’ Liquidity

In the first nine months of 2012 our principal sources of domestic liquidity were cash on hand, cash from operations and borrowings from our revolving credit facility. Our domestic need for liquidity arises primarily from interest payments on the outstanding $172.0 million principal amount of our Notes, interest and principal payments on our Amended Credit Facility, the funding of capital expenditures, alloy metals, strategic initiatives, restructuring expenses, normal recurring operating expenses and working capital requirements. At September 30, 2012, AGY US had total liquidity of $26.4 million, consisting of $0.8 million in unrestricted cash and approximately $25.6 million of borrowing availability under the Amended Credit Facility. If our borrowing availability under the Amended Credit Facility falls below $6.25 million, we will be subject to a springing financial maintenance covenant under which we would likely be in default. In the next 12 months, interest payments of approximately $19.0 million will be due under AGY’s Senior Second Lien Notes. In the event we are not able to meet those payments, we will seek one or more options to strengthen our liquidity, including a sale of assets or other financing arrangements. Please refer to 2011 Form 10-K “Risk Factors – Risks Related to our Indebtedness” for additional discussion regarding our liquidity.

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

As of September 30, 2012, AGY Asia had total liquidity of $3.8 million, consisting of unrestricted cash. In April 2012, the remaining unused commitment of approximately $2.5 million under the term loan and the working capital loan was terminated by the AGY Asia lender. As a result, there are no amounts available to be borrowed under the AGY Asia Credit Facility. In 2012, AGY Asia may require funding for rebuilding of its furnace. In addition, semi-annual mandatory principal repayments totaling $10.5 million were originally due under the AGY Asia Credit Facility. On several occasions in 2012, AGY Asia and its lender amended the term loan amortization to defer the April and October 2012 required principal payments totaling $10.5 million. Following renegotiations, the principal payment will be due in three installments: two down payments of $0.25 million each in October 2012 and January 2013 and the balance of $10.0 million due in April 2013. However, the lender retains the right to accelerate the loan repayment at any time if the lender deems that no substantial progress on AGY Asia refinancing, recapitalization or change of control is being made. We may be unable to make the principal payments without one or more of the following occurrences: a refinancing of our AGY Asia Credit Facility, an amendment to our AGY Asia Credit Facility, a sale of assets or other financing arrangements.

In October 2012, AGY Asia’s lender extended the maturity of the working capital loan facility to April 2013. However, there is no assurance that we will be able to obtain an extension of the commitment beyond April 2013 on terms acceptable to us or at all.

Please refer to 2011 Form 10-K “Risk Factors – Risks Related to our Indebtedness” for additional discussion regarding the liquidity of AGY Asia.

Working capital

The Company has historically defined working capital as total current assets, excluding unrestricted cash, less total current liabilities, including short-term borrowings and the current portion of long-term debt. We reported negative working capital of $20.5 million and $13.3 million on September 30, 2012 and December 31, 2011, respectively. The $7.2 million decrease related to (a) a $8.6 million increase in AGY US accrued liabilities due primarily to the interest accrual for our Notes and the increase of accrued restructuring expenses, (b) a $0.8 million decrease in current deferred tax, and (c) a $0.5 million decrease in the working capital of AGY Asia, offset by (d) a $0.6 million decrease in AGY US trade payables, and (e) increases of $0.6 million, $0.8 million and $0.7 million increase in AGY US inventories, trade receivables and other current assets, respectively.

Other balance sheet items

Net Property, Plant and Equipment and Alloy Metals. Net property, plant and equipment and alloy metals decreased $26.6 million from December 31, 2011 to September 30, 2012, primarily due to $13.7 million of AGY Asia long-lived assets impairment charge and $13.8 million of depreciation and alloy metals depletion expenses. We expended $1.3 million for capital projects primarily in AGY US, including accrued construction in progress. Additionally AGY Asia had $0.3 million of negative currency translation adjustments.

Long Term Debt. Long-term debt increased $5.0 million from December 31, 2011 to September 30, 2012 as a result of higher borrowings under our US Amended Credit Facility due primarily to $3.1 million in debt issuance costs and in restricted cash to provide collateral support for equipment leases in conjunction with the recent amendment of the Amended Credit Facility, $1.3 million of capital expenditures, $0.3 million of operating cash outflow and $0.3 million increase in book cash.

Nine months ended September 30, 2012 compared to nine months ended September 30, 2011

Cash flows from operating activities

Cash provided by operating activities was $2.9 million for the nine months ended September 30, 2012, compared to $0.4 million used during the nine months ended September 30, 2011. The $3.3 million increase in cash provided by operating activities is attributed to a global $7.5 million decrease in operating working capital during the first nine months of 2012 as compared to a $1.8 million decrease during the first nine months of 2011. This increase in cash provided by working capital components was offset in part by a $4.6 million loss (as adjusted for non-cash items) recognized during the period compared to a $2.2 million loss (as adjusted for non- cash items) recognized during the comparable period of 2011.

Cash flow from investing activities

Cash used by investing activities was $3.6 million for the nine months ended September 30, 2012, compared to $4.8 million for the nine months ended September 30, 2011. The $1.2 million decrease in cash used by investing activities was primarily due by a decrease in capital spending of our AGY US and AGY Asia segment, partly offset by a $1.5 million and $0.8 million increase in AGY US and AGY Asia restricted cash, respectively to provide collateral support for equipment leases in conjunction with the recent amendment of the AGY US Amended Credit Facility and for letters of credit issued by AGY Asia in support of trade supplier payments.

Cash flow from financing activities

Cash provided by financing activities was $3.1 million for the nine months ended September 30, 2012, compared to $8.7 million for the nine months ended September 30, 2011. The $5.6 million change was primarily attributable to (i) a $5.1 million decrease in cash provided by revolver loans to AGY US, and (ii) $1.6 million of debt issuance costs incurred by AGY US in the first nine months of 2012 compared to $1.0 million in the first half of 2011 related to our Amended Credit Facility.

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

The Company incurred approximately $1,600 in issuance costs, which will be expensed over the life of the Amended Credit Facility.

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

In addition, the agreement contains a “springing financial maintenance covenant.” Specifically, if any revolving credit facility commitments are outstanding and after the occurrence of (a) a default or an event of default, or (b) the availability under the facility falling below $6.25 million, the Company must maintain a fixed charge coverage ratio of at least 1.0 to 1.0 for each period of four fiscal quarters ended during, or on the last day of, the fiscal quarter immediately before the events listed in (a) and (b) above.

The agreement governing the Amended Credit Facility permits the lenders to accelerate payment of the outstanding principal and accrued and unpaid interest and/or to terminate their commitment to lend any additional amounts upon certain events of default, including but not limited to failure to pay principal or interest or other amounts when due, breach of certain covenants or representations including breach of the springing covenant, cross-defaults to certain other agreements and indebtedness in excess of specified amounts, a change of control, or default under our obligation regarding the AGY Asia option exercise. The Company was in compliance with all such covenants as of September 30, 2012.

On July 25, 2012, the Company amended the Amended Credit Facility to, among other things, permit the amendment of the Master Lease Agreement, to require delivery of certain additional reports and to add a minimum Fully Adjusted EBITDA financial covenant, as defined in the Amended Master Lease Agreement, which is measured as of each calendar quarter end based on the last four quarters Fully Adjusted EBITDA. The Company was in compliance with such covenant as of September 30, 2012.

As of September 30, 2012 our borrowing base, calculated in accordance with the terms of the Amended Credit Facility, was $58.3 million. As of September 30, 2012, the Company had issued letters of credit totaling approximately $2.7 million and had cash borrowings of $30.0 million under the facility. Borrowing availability after giving effect to the borrowing base at September 30, 2012 was approximately $25.6 million.

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

As of September 30, 2012, the estimated fair value of the Notes was $77.4 million compared to a recorded book value of $172 million.

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

The term loan is secured by AGY Asia’s building, alloy metals and equipment and bears interest annually at the rate of either the five-year lending rate as published by the People’s Bank of China, plus a margin, or six-month LIBOR plus 3.0%. Term loan borrowings may be made in both local currency and US dollars, up to certain limits. At September 30, 2012 and December 31, 2011, AGY Asia had borrowings of approximately $27.4 million under the term loan, consisting of a local currency loan of RMB 148.5 million, or approximately $23.4 million converted at the period-end exchange rate, and a U.S.-dollar-denominated loan of $4 million. The weighted average interest rate for cash borrowings outstanding as of September 30, 2012, was 6.3%.

The working capital loan facility is secured by existing and future equipment and assets acquired by AGY Asia and bears interest annually at the rate of either the three-year lending rate as published by the People’s Bank of China, or three-month LIBOR plus 3.0%. Working capital loan borrowings may be made in both local currency and US Dollars, up to certain limits.

At September 30, 2012, the Company had approximately $11.5 million of borrowings outstanding under the working capital loan consisting of a local currency loan of RMB 66.5 million, or approximately $10.5 million, converted at the period-end exchange rate, and a US-dollar-denominated loan of $1.0 million. The weighted average interest rate for cash borrowings outstanding as of September 30, 2012, was 6.5%.

In July 2012, the lender declined extending the letter of credit facility for trade supplier payments that was previously in place. AGY Asia is required to provide full guarantee deposit to secure any trade letters of credit and such cash collateral is recorded as restricted cash.

During the second quarter of 2011, AGY Asia entered into a letter of credit (“LC”) discounting arrangement whereby certain trade receivables backed by LCs may be discounted with recourse and borrowed against at a nominal interest cost. At September 30, 2012, AGY Asia had discounted LCs with a face value of approximately $2.2 million (which amount is recorded in trade receivables at September 30, 2012), receiving proceeds of $1.0 million and maintaining equity of $1.3 million. At September 30, 2012, proceeds of $1.0 million received from discounting were recorded as short-term debt payable.

The loan agreements contain customary representations and warranties and customary affirmative and negative covenants, including, among other things, interest coverage, restrictions on indebtedness, liens, investments, mergers and consolidations, dividends and other payments in respect to capital stock, and transactions with affiliates. The loan agreements also include customary events of default, including a default upon a change of control. AGY Asia was in compliance with all such covenants at September 30, 2012.

All amounts borrowed under the AGY Asia Credit Facility are non-recourse to AGY Holding Corp. or any other domestic subsidiary of AGY Holding Corp.

OTHER FINANCIAL OBLIGATIONS AND COMMITMENTS

We lease under short-term operating leases a significant portion of the alloy needed to support our manufacturing operations. At September 30, 2012, we leased in our AGY US segment approximately 49,800 ounces of platinum and 3,300 ounces of rhodium under the Master Lease Agreement, with a notional value of approximately $70.3 million and $3.9 million, respectively. For the nine months ended September 30, 2012, total lease costs of alloy metals were approximately $3.3 million, and were classified as a component of cost of goods sold. Our lease expense is dependent on several factors, including the amount of alloy leased, market spot rates for the alloy and associated lease rates. Market spot rates are subject to daily fluctuation and this fluctuation could result in material changes to our alloy lease expense. All of the leases outstanding at September 30, 2012 had initial terms of five to ten months, maturing no later than May 2013 (with future minimum rentals of approximately $3.3 million until maturity in May 2013).

We also have various operating leases for certain manufacturing equipment, personal and real property.

As discussed in Note 3 of our Consolidated Financial Statements in our 2011 Form 10-K, in connection with the purchase of AGY Asia, we entered into an option agreement with Grace pursuant to which Grace granted AGY a call option and AGY granted Grace a put option in respect of the 30% interest held by Grace in AGY Asia, in each case until December 31, 2013, unless mutually extended. The option price is determined by a formula outlined in the agreement. The exercise of the call option requires certain minimum financial performance levels to be reached by AGY Asia and the put option became exercisable in June 2010. As of September 30, 2012 the redemption amount of the put option was nil compared to an initial carrying value of $12.4 million.

We are not a party to any significant litigation or claims, other than routine matters incidental to the operation of the Company. We do not expect that the outcome of any pending claims will have a material adverse effect on the Company’s financial position.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This management's discussion and analysis of financial condition and results of operations includes "forward-looking statements." All statements included herein, other than statements of historical fact, may constitute forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. Important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, among others, the following factors: competition from other suppliers of glass fibers, as well as suppliers of competing products; the cyclical nature of certain of the end-markets for our products; adverse macroeconomic and business conditions, continued disruption in credit markets and government policy generally leading to global market downturn; an inability to develop product innovations and improve our production technology and expertise; the loss of a large customer or end-user application; a decision by an end-user to modify or discontinue production of an end-product that has specified the use of our product; an inability to protect our intellectual property rights; liability for damages based on product liability claims; increases in energy costs and other raw materials; fluctuation in the market price of alloy metals, which could reduce our AGY US borrowing base and subsequently impair its liquidity, or could increase the cost of acquiring or leasing alloy metals required for the production of glass fibers; labor disputes or increases in labor costs; difficulties and delays in manufacturing; a reliance on Owens Corning for some of our bushing fabrication; an inability to successfully implement our cost reduction initiatives relating to efficiency, throughput and process technology developments; our inability to refinance AGY US alloy metals lease facility; our inability to service our AGY Asia mandatory term loan payments, to refinance the working loan, and/or to fund the rebuilding of the furnace located in PRC; an inability to successfully integrate future acquisitions including AGY Asia; our inability to successfully implement our cost reduction initiatives; interest rate and foreign exchange rate fluctuations; business risks associated with doing business internationally; the loss of key members of our management; an inability or failure to comply with environmental, health or safety laws and regulations; our limited history of profitable operations since our emergence from Chapter 11 protection on April 2, 2004; our substantial indebtedness; and certain covenants in our debt documents, including a minimum EBITDA covenant and the triggering of a springing covenant if our AGY US borrowing capacity declines below $6.25 million, which would require a minimum fixed charge coverage ratio that we would not currently satisfy and would result in an event of default under our AGY US Credit Facility.

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

NATURAL GAS COMMODITY RISK AND PLATINUM/RHODIUM RISK

Due to the nature of our manufacturing operations, we are exposed to risks due to changes in natural gas and electricity commodity prices. We may utilize derivative financial instruments in order to reduce some of the variability of the cash flows associated with our forecasted purchases of natural gas. At September 30, 2012, we had existing contracts for physical delivery of natural gas at our Aiken, SC and Huntingdon, PA facilities that fix the commodity cost of natural gas for approximately 65% and 80%, respectively, of our estimated natural gas purchase requirements in the next three months. We also had existing contracts for physical delivery of electricity at our Huntingdon, PA facility that fix the commodity cost of all of our estimated electricity purchase requirements through December 2013. Although these contracts are considered derivative instruments, they meet the normal purchases exclusion contained in ASC 815, and are, therefore, exempted from the related accounting requirements.

In addition, because we use bushings made with a platinum-rhodium alloy as part of our manufacturing process, we are exposed to risks due to changes in the prices and lease rates of these metals. AGY US’s borrowing capacity is also directly tied, in part, to fluctuations in the market price of alloy metals, particularly platinum and rhodium, for the metals we own and that secure the Amended Credit Facility. At September 30, 2012, the market price per ounce of Platinum and Rhodium was $1,660 and $1,100, respectively. For every $100 reduction in the market price per ounce of Platinum and Rhodium, our ability to borrow under the Amended credit Facility would be reduced by approximately $1.9 million.

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

Approximately 15% of the debt of our subsidiary, AGY Asia, is denominated in U.S. dollars, with the balance denominated in Chinese RMB. In addition, approximately 60% of the sales of AGY Asia are denominated in U.S. dollars, while approximately 80% of its costs are denominated in Chinese RMB.

At September 30, 2012, we had no foreign currency hedging agreements in effect.

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

As required by Rule 13a-15(d) of the Exchange Act, the Company’s management, including the Principal Executive Officer and the Principal Financial Officer, conducted an evaluation of the internal control over financial reporting to determine whether any changes occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Based on that evaluation, the Principal Executive Officer and the Principal Financial Officer concluded no such changes during the quarter ended September 30, 2012 materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1A. Risk Factors

Other than described below, there have been no material changes from the risk factors previously disclosed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2011, which should be read together with the other risk factors and information disclosed elsewhere in this Quarterly Report on Form 10-Q and our other reports filed with the SEC.

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

The amendments to the Amended Credit Facility and to the Master Lease Agreement signed in July 2012 added a minimum Fully Adjusted EBITDA financial covenant for AGY US, which is required to be tested on a quarterly basis. The Company was in compliance with the minimum Fully Adjusted EBITDA covenant as of September 30, 2012. However, there is no assurance that we will be able to satisfy this financial covenant in the future, which would result in an event of default under these two agreements. Any acceleration action taken by our lenders as a result of this or any other event of default could result in cross-acceleration default triggers under the Notes, ultimately causing the Notes, Amended Credit Facility and Amended Master Lease Agreement to immediately become due and payable. If the acceleration of any of the Amended Credit Facility, Notes, or the Amended Master Lease Agreement were to occur, we would not be able to repay such amounts when due, which would have a material adverse effect on our business, liquidity and financial condition, and there is no assurance that we would be able to obtain replacement financing on terms acceptable to us or at all.

ITEM 4. Mine Safety Disclosure

Not applicable.

ITEM 6. – Exhibits

Exhibit Number	Description

10.26	First Amendment to Second Amended and Restated Loan and Security Agreement dated as of July 25, 2012, among AGY Holding Corp., AGY Aiken LLC, AGY Huntingdon LLC, UBS AG, Stamford Branch, UBS Securities LLC and the Lenders party thereto from time to time (incorporated by reference to Exhibit 10.26 of Form 10-Q (File No. 333-150749) filed August 14, 2012)

10.27	Amended and Restated Master Lease Agreement dated as of July 25, 2012, among AGY Holding Corp., AGY Aiken LLC, AGY Huntingdon LLC and DB Energy Trading LLC (incorporated by reference to Exhibit 10.27 of Form 10-Q (File No. 333-150749) filed August 14, 2012) *

31.1	Rule 13a-14(a) and 15d-14(a) Certification of Principal Executive Officer+

31.2	Rule 13a-14(a) and 15d-14(a) Certification of Principal Financial Officer and Principal Accounting Officer+

32.1	Section 1350 Certification of Principal Executive Officer+

32.2	Section 1350 Certification of Principal Financial Officer and Principal Accounting Officer+

101.INS 101.SCH 101.CAL 101.DEF 101.LAB 101.PRE

Section 1350 Certification of Principal Financial Officer and Principal Accounting Officer+

XBRL Instance Document

XBRL Taxonomy Extension Schema Document

XBRL Taxonomy Extension Calculation Linkbase Document

XBRL Taxonomy Extension Definition Linkbase Document

XBRL Taxonomy Label Linkbase Document

XBRL Taxonomy Presentation Linkbase Document

+	Filed herewith.
*	Confidential treatment has been granted for portions of this exhibit.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AGY Holding Corp.

Date: November 14, 2012	By:	/s/ Jay W. Ferguson
Jay W. Ferguson
Interim Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

10.26	First Amendment to Second Amended and Restated Loan and Security Agreement dated as of July 25, 2012, among AGY Holding Corp., AGY Aiken LLC, AGY Huntingdon LLC, UBS AG, Stamford Branch, UBS Securities LLC and the Lenders party thereto from time to time (incorporated by reference to Exhibit 10.26 of Form 10-Q (File No. 333-150749) filed August 14, 2012)

10.27	Amended and Restated Master Lease Agreement dated as of July 25, 2012, among AGY Holding Corp., AGY Aiken LLC, AGY Huntingdon LLC and DB Energy Trading LLC (incorporated by reference to Exhibit 10.27 of Form 10-Q (File No. 333-150749) filed August 14, 2012)*

31.1	Rule 13a-14(a) and 15d-14(a) Certification of Principal Executive Officer +

31.2	Rule 13a-14(a) and 15d-14(a) Certification of Principal Financial Officer and Principal Accounting Officer +

32.1	Section 1350 Certification of Principal Executive Officer +

32.2 101.INS 101.SCH 101.CAL 101.DEF 101.LAB 101.PRE

Section 1350 Certification of Principal Financial Officer and Principal Accounting Officer+

XBRL Instance Document

XBRL Taxonomy Extension Schema Document

XBRL Taxonomy Extension Calculation Linkbase Document

XBRL Taxonomy Extension Definition Linkbase Document

XBRL Taxonomy Label Linkbase Document

XBRL Taxonomy Presentation Linkbase Document

+	Filed herewith.
*	Confidential treatment has been granted for portions of this exhibit.