Form 10-K
period 2012-12-31
AGY Holding Corp.
filed 2013-04-01
CIK 1431824

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The registrant is privately held. There is no trading in its common equity, and therefore an aggregate market value of common stock of the registrant based on sales or bid and ask prices is not determinable.

The total number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of March 31, 2013 was 100.

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

Overview

AGY Holding Corp. is a Delaware corporation, incorporated in 2004 following emergence from Chapter 11 bankruptcy protection, with its headquarters in South Carolina. The core business has been in existence for over 50 years. AGY Holding Corp. and its subsidiaries are referred to herein as “AGY” or the “Company.” AGY is a leading manufacturer of advanced glass fibers that are used as reinforcing materials in numerous diverse, high-value applications, including aircraft laminates, ballistic armor, pressure vessels, architectural roofing, mattress fire protection and architectural fabrics, and specialty electronics. AGY is focused on serving end-markets that require glass fibers for applications with demanding performance criteria, such as the aerospace, defense, construction, electronics, automotive, and industrial end-markets. We are able to leverage our flexible manufacturing capabilities to target new specialty end-use applications and to shift production rapidly to meet changing market demand.

The Company was acquired by KAGY Holding Company, Inc. (“Holdings”) on April 7, 2006 pursuant to the terms of an agreement of merger dated February 23, 2006. In October 2006, we repaid all outstanding borrowings under our then-existing senior secured credit facilities as part of the refinancing of our indebtedness through our new $40 million credit facility, the issuance of $175 million in aggregate principal amount of 11% senior second lien notes due 2014 (the “Notes”) and our cash on hand.

The Company has two manufacturing facilities in the United States and one in the People’s Republic of China (“PRC” or “China”) since the acquisition of the 70% controlling ownership in AGY Hong Kong Ltd. (formerly Main Union Industrial Ltd.) and its subsidiaries in June 2009. We operate as two reportable segments (each a single operating segment) consisting of AGY U.S. manufacturing operations (“AGY US”) and AGY’s Asian manufacturing operations (“AGY Asia”).

As described more fully in Note 1 to the Consolidated Financial Statements, the Company is pursuing divestiture of AGY Asia and of certain non-core business lines (including Continuous Filament Mat (“CFM”), wound products and conductive roving) and the assets located in its Huntingdon, Pennsylvania manufacturing facilities. We do not expect any possible transaction related to AGY Asia to impact the AGY US reporting segment, as only approximately 1.1% of the reported revenue for AGY US was derived from products produced by AGY Asia over the last 12 months. Further, the long-term borrowings and other obligations of AGY Asia are not guaranteed by AGY US. Additionally, AGY US expects to maintain its commercial presence and sales channels for glass fibers produced in North America but sold to the Asian market, primarily for specialty electronics applications. We also believe that the re-alignment of our product portfolio following completion of the non-core asset divestiture will allow AGY to return to its core capabilities, focus on its specialty materials products and reduce our financial leverage.

The following table summarizes our net sales by geographic region. Customer sales are attributed to geographic region based upon the location to which the product is shipped to the external customer.

	2012	2011	2010
	(in millions)
Americas	$95.5	$99.2	$107.8
Europe	35.7	35.7	33.4
Asia	41.5	48.8	42.5

Total	$172.7	$183.7	$183.7

Our Products

Glass Fiber Products. We are a leader in the design, development, manufacturing, and marketing of specialty glass fibers used in diverse, high value applications. We produce high-quality fine filament glass fibers, which provide customers with enhanced strength-to-weight ratios and improved fabric quality and flexibility properties. Glass fibers are differentiated from one another in three ways:

(i) glass chemistry, (ii) diameter of the filaments and (iii) sizing chemistry (a coating applied to the filament). Glass fiber is produced by passing molten glass through bushings, producing thin glass filaments, which are spooled and then twisted into fibers or bundled into untwisted heavy weight fibers called rovings. We produce hundreds of different glass fiber types. Glass fiber types are broadly segmented into two categories: E Glass and advanced materials, including primarily S-2 Glass.

E Glass is a natural, lustrous, white continuous fiber made of highly stable and durable glass filaments. Within E Glass, we focus on “technical” fibers. Our technical fibers include filaments with a diameter of seven microns or less and fibers with specialized and proprietary sizing compositions. As a result of their complexity, technical fibers are manufactured by only a few suppliers. We generally compete with a small number of alternative suppliers for the vast majority of our technical products. Where our technical fibers are specified-in and offer significant value to our customers, we are able to command a price and margin premium.

S-2 Glass is a proprietary product that is technically more complex than conventional E Glass fibers, providing it with advanced performance characteristics. Compared to other alternatives, such as carbon fiber, aramid fibers and steel, S-2 Glass delivers a better ratio of performance to cost in many applications. S-2 Glass has more than three times the percentage strain to failure of carbon fiber and performs three times better than aramid fibers in fire tests. S-2 Glass is also approximately one-third the weight of steel.

We differentiate our S-2 Glass advanced materials from E Glass by its different glass chemistry, which yields a proprietary product with superior performance characteristics making it suitable for applications with demanding performance criteria, such as ballistic armor, aircraft flooring and fuselage, helicopter blades, firefighter oxygen tanks, automotive timing belts and ceramic appliance insulation. Historically, we have demonstrated our ability to increase S-2 Glass capacity significantly due to the nature of our manufacturing platform. In addition, we have introduced other unique advanced material product line extensions to targeted applications that have different performance characteristics and price points within multiple end markets, including wind energy, electronics and thermoplastics. While we are the sole supplier of S-2 Glass, some competitors are now manufacturing or developing high-strength glasses in order to compete with S-2 Glass for high-volume applications.

CFM Products. CFM is a unique glass fiber reinforcement product used as an input in the production of flat sheet laminates, marine parts and accessories, and other products where its strength and durability make it the most cost-effective material to use. CFM increases the mechanical performance of products, such as stiffness and strength, as well as improves their resistance to chemicals. In CFM, AGY has a capacity of 12,000 metric tons over three manufacturing lines in Huntingdon, Pennsylvania, capable of producing many differentiated products from 0.6 oz. to 3.0 oz. weight serving a wide variety of markets and applications, such as ladder rails, electrical insulation, heavy truck bodies and oil rig decking.

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

Segment Information

As indicated above, since 2009, the Company operates its business as two reportable units, each a separate operating segment: AGY US and AGY Asia. The Company’s operating segments are managed separately based on differences in their manufacturing and technology capabilities, products and services and their end-markets as well as their distinct financing agreements. For financial information with respect to our business segments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 23 to our Consolidated Financial Statements.

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

The respective share of end-market sales for this segment for the years ended December 31, 2012 and 2011 are as follows:

	% Sales
End-Market	2012	2011
Aerospace	29%	25%
Industrial	28%	28%
Electronics	18%	20%
CFM	11%	11%
Construction	8%	9%
Defense	6%	7%

Total	100%	100%

The AGY US segment serves over 250 direct customers worldwide, including most major global weavers and a diverse group of other domestic and international commercial and industrial users of fibers. While supply chains vary by product, application and end-user, there are generally multiple links in the value chain between our fibers and corresponding end-products. Direct customers weave our fibers into glass fiber fabric. Through our working relationships with downstream customers, we are often able to have our fibers specified-in end-products and, therefore, influence end-user demand and increase leverage with our direct customers.

Our direct customer relationships generally are stable and long-term. In order to qualify a new supplier, a customer may need to modify its own weaving loom set-ups and fabric specifications and also qualify the new fiber suppliers with downstream manufacturers and original equipment manufacturers. Although glass fibers are only a portion of the final end-product’s overall manufacturing cost, defects can be costly and can have a major impact throughout the value chain. Consequently, customers demand high-quality, reliable fibers from their suppliers, and we have established a reputation with our customers for meeting these demands. We believe these factors have allowed us to maintain strong relationships with each of our key customers. The average length of the relationships with our top ten customers is more than 20 years.

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

Our AGY US and AGY Asia segments accounted for approximately 85% and 15% of our total net sales, respectively, in 2012.

Our AGY US and AGY Asia segments accounted for approximately 78% and 22% of our total assets, respectively, in 2012.

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

Industry Overview

We supply glass fibers to (i) the global composites industry and (ii) other applications where glass fibers, sometimes coated, largely constitute a complete fabric system. Examples of composites applications include thermoplastic-glass fiber reinforced composites for ballistic armor, aluminum-glass fiber reinforced composites for aircraft interior and exterior panels and specialty electronics printed circuit boards. Sales into other applications, principally in the construction and selected industrial end-markets, represented the remainder of our sales for the year ended December 31, 2012. Examples of these applications include architectural roofing and mattress fire protection fabrics.

Customers

We sell to a majority of our customers on open account after an extensive credit review and approval process. From those customers that do not qualify for credit terms, we require cash in advance or a letter of credit. We provide consigned inventory at the customer’s location on a limited basis.

Due to the proximity of our manufacturing plants in relation to many of our top customers, we are able to provide strong customer service. This proximity allows same-day trucking and responsive technical service which enables our customers to manage their inventory more efficiently. Our three largest customers, Porcher Industries Group, Glotech Industrial Corp. and JPS Glass accounted for approximately 16%, 8% and 7%, respectively, of our consolidated net sales for 2012. AGY Asia’s customer concentration is high. Approximately 64% of the AGY Asia segment’s external net sales in 2012 were generated from two customers, Glotech Industrial Corp. and Grace Fabric, a subsidiary of AGY Asia’s predecessor owner (“Grace”).

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

AGY aggressively manages its patent portfolio, both in terms of seeking patent protection for new technologies and also in pruning patents that no longer have business value. We have a valuable portfolio of U.S. patents and related foreign patents as well as pending U.S. and foreign applications and we intend to defend our intellectual property rights vigorously when necessary. This portfolio covers a wide spectrum from glass composition to fiber and mat process technology, from sizing and binder chemistry to product design. Management does not believe the expiration of any of our patents will have a material impact on our operations or financial performance. In addition to patents, we also have know-how, in particular related to manufacturing extra-fine denier filaments, S-2 Glass fiber products and CFM products, which we protect as trade secrets.

Science and Technology

Our science and technology organization is responsible for creating new products and new applications for existing products. The team is composed of 15 glass technology professionals who have over 350 years of combined experience in translating customer requirements into specifications for new products and tailoring existing products to more rigorous end-user specifications. Our scientists collaborate with our sales, marketing and new business development people to drive growth through new application development and partnership with key customers and end-users.

Through this collaboration, over the last three years we have successfully introduced new products into existing as well as new applications and end-markets. In addition, we have identified a number of additional growth opportunities in applications such as ballistic protection against new threats, high-output wind turbines, high-speed and high-performance circuit boards, and thermoplastic composite reinforcement.

The Company’s research and development expense during each of the last three years is presented in the table below (in millions):

Year ended December 31,	Research and Development Expense
2012	$1.4
2011	$1.6
2010	$1.6

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

As part of the transaction when we were spun out of Owens Corning, Owens Corning agreed to retain all liability, if any, resulting from the presence of potentially hazardous substances at or migrating from our then-existing sites as well as all liabilities resulting from the transportation or arrangements made by Owens Corning for the treatment, storage or disposal of hazardous substances to any off-site location prior to September 30, 1998. In addition, Owens Corning agreed to indemnify us against any losses and damages, if any, arising out of the environmental liabilities retained by Owens Corning. However, given the amount of time that has elapsed since the 1998 transaction, as well as the interim bankruptcy proceedings involving Owens Corning, we may have difficulty successfully enforcing our indemnification rights if we suffer any losses resulting from environmental liabilities associated with such sites. See “Risk Factors – Risks Related to Our Business – Owens Corning may fail to comply with its indemnification and other obligations related to our spin off from Owens Corning.”

There may be insignificant levels of asbestos in certain manufacturing facilities. However, we do not expect to incur costs (which are undeterminable) in the foreseeable future to remediate any such asbestos.

Suppliers

The major raw materials used in the production of glass fibers are pre-melted glass marbles or a range of minerals including silica and borates. We utilize our own marble making process in the Aiken, South Carolina facility to supply a significant portion of the raw material marbles necessary to satisfy our indirect melting processes for yarn and a portion of CFM production. In addition, we have established a relationship with an outside supplier to fulfill additional marble demand as required. We believe that the cost of producing marbles in Aiken is not materially different from the cost of sourcing marbles from other sources we have identified. Silica is readily available and is provided by a number of local suppliers. Borates are sourced from a supplier in Turkey.

We use bushings, heat-resistant trays made of platinum-rhodium alloy with holes through which molten glass is extruded into filaments, as part of our manufacturing process. We have bushing fabrication capabilities in our alloy shop facility located in Aiken, South Carolina. In addition, AGY US continues to use a single external supplier to fabricate bushings in order to protect confidentiality, due to the proprietary nature of our bushing designs (although other sources of supply are available).

Natural gas and electricity are a significant portion of our cost of production due to the amount of energy needed to melt raw materials for manufacturing into glass fibers. Energy costs represented approximately 16% and 14.5% of total cost of goods sold for each of the years ended December 31, 2012 and 2011, respectively.

In addition, we purchase bobbins, forming tubes and other packaging materials. These materials are reusable and are replaced if damaged during manufacturing or shipping.

Employees

As of December 31, 2012, we employed approximately 1,053 people throughout our operations, all of which are full-time employees and of which 695 are subject to collective bargaining agreements.

Available Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed or furnished pursuant to Sections 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) are available on our website at http://www.agy.com/investor/index.htm as soon as reasonably practicable after AGY electronically files such reports with, or furnishes those reports to, the Securities and Exchange Commission (“SEC”). The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, District of Columbia 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-(800)-SEC-0330. The SEC also maintains an Internet site at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

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

For technical fibers and continuous filament mat products, we generally compete with a few alternate suppliers for each application. Although we are the sole supplier of S-2 Glass, we compete with companies that produce alternative products including other high-strength glasses, carbon fiber and aramid fiber products that we do not offer. In addition, other competitors are manufacturing or developing high -strength glasses in an effort to compete with S-2 Glass. We compete principally on the basis of fiber performance, breadth of product offering, product quality, product innovation, customer service, price and availability. Many of our competitors are large, well-established companies with financial and other resources far in excess of ours. As a result of the foregoing factors, there can be no assurance that we will be able to compete successfully against our competitors and we may lose customers or be forced to reduce prices, which could have a material adverse effect on our business, financial condition, operating results and cash flows.

Most of our major competitors focus on high-volume commodity or semi-technical products. We focus on the supply of highly technical glass fibers to specialty niche markets. Only one of our major competitors currently targets some of the same [niche] markets that we target. Additional competitors may shift their focus to the highly technical products required by these niche markets. Also, our competitors may elect to produce and supply a competing product to S-2 Glass, as the process for producing this product has been off patent since the mid-1990’s. There can be no assurance that we will be able to compete successfully against competitors that elect to move into the end-markets we currently supply and, as a result, we may lose customers or be forced to reduce prices, which could have a material adverse effect on our business, financial condition, operating results and cash flows.

We face pricing pressures from competitors, creating potentially substantial price fluctuations for our products, which could have a material adverse effect on our business, financial condition, operating results and cash flows.

Although a significant amount of our business is specified at the end-user, especially in the Aerospace industry, we participate in some highly competitive markets and applications that can be subject to the risk of declining average selling prices and shifts in market share, both of which could impact our pricing leverage. The prices for our products may fluctuate substantially in the future, and any competitive pressures or downturns in market conditions could have a material adverse effect on our business, financial condition, operating results and cash flows.

Adverse macroeconomic and business conditions, as well as continued disruption in credit markets and government policy changes, may significantly and negatively affect our revenues, profitability and financial condition.

Deterioration in economic conditions in the United States and in foreign markets in which we operate could substantially affect our sales and profitability. Volatility and disruption in credit and capital markets may impede access to business credit and tighten liquidity.

Changes in governmental banking, monetary and fiscal policies to restore liquidity and increase credit availability may not be effective. It is difficult to determine the extent of the economic and financial market problems and the many ways in which they may affect our suppliers, customers and our business in general. Continuation or further deterioration of these financial and macroeconomic conditions could have a significant adverse effect on our business, financial condition, operating results and cash flows, including as follows:

•	some of our suppliers, customers and counterparties could face adverse liquidity issues, which could result in lower sales or additional bad debts for the Company or non-performance by such suppliers;

•

one or more of the financial institutions syndicated under the Amended Credit Facility in the US may cease to be able to fulfill their funding obligations, which could adversely impact AGY US liquidity;

•	Bank of Shanghai may cease to be able to fulfill its funding obligations under the non-recourse financing agreement, which could adversely impact AGY Asia liquidity;

•	it may become more costly or difficult to obtain financing or refinance the Company’s debt in the future;

•	it may become more costly or difficult to lease a portion of our alloy metals in the future; or

•	the Company’s assets may be impaired or subject to write down or write off.

The cyclical and uncertain nature of the end-use markets for our products could have a material adverse effect on our business, financial condition, operating results and cash flows.

Many of the end-markets for our products, including aerospace, defense, electronics and construction, are cyclical and sensitive to changes in general business conditions, industry capacity, consumer preferences, technology advances and other factors and have historically experienced downturns. We have no control over these factors and they can heavily influence our financial performance. For example, the global economic downturn in 2011 prompted many customers in our supply chain to move to leaner inventory holdings, which contributed to weaker demand for our products.

In addition, the demand for new commercial aircraft and aerospace refurbishment activity is cyclical and any reduction could result in reduced sales for our commercial aerospace products and could reduce our operating results. Approximately 29% of our AGY US sales for the year ended December 31, 2012 were derived from sales to the aerospace end-market. Reductions in demand for commercial aircraft, or a delay in deliveries could result from many factors, including a terrorist attack similar to that which occurred on September 11, 2001 and any subsequent military response, changes in the propensity for the general public to travel by air, the rise in the cost of aviation fuel, consolidation and liquidation of airlines and slower macroeconomic growth. A downturn in the aerospace end-market could occur at any time, and in the event of a downturn, we have no way of knowing if, when and to what extent there might be a recovery.

Further, the production level of military equipment and vehicles that has occurred in recent years has not been sustained due to reduced military budgets and spending. The production level of military equipment and vehicles depends upon the U.S. and other non-U.S. defense budgets and the related demand for defense and related equipment. Advanced glass fibers are not always the preferred reinforcement material for certain defense applications, depending on threat levels and cost performance criteria. As a result, the defense end-market contribution to the AGY US sales declined materially from approximately 24% in 2008 to an average of approximately 7% during the last three years. The U.S. government prepares its budget on an annual basis under significant cost pressures and budgetary approval can be subject to the unpredictability of the political process.

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

The end-markets for our products are subject to technological change and our success may depend on our ability to adapt to such technological changes and to continue to introduce new products and applications. In some of the end-markets to which we sell our glass fiber, such as electronics, products become obsolete rapidly. In addition, our customers may pursue alternative technology that could eliminate the need for our products. If we are unable to timely develop and introduce new products, or enhance existing products, in response to changing market conditions or customer requirements or demands, then we could lose customers or market share, which could have a material adverse effect on our business, financial condition, operating results and cash flows.

We are dependent upon continued demand from our large customers.

Sales to our three largest customers represented approximately 16%, 8% and 7%, respectively, of our consolidated net sales for the year ended December 31, 2012. Approximately 64% of the AGY Asia segment’s net sales in 2012 were generated from two customers, including Glotech Industrial Corp. and Grace Fabric, a subsidiary of AGY Asia’s predecessor owner. The level of purchases by our customers is often affected by events beyond their control, including general economic conditions, demand for their products, business disruptions, disruptions in deliveries, changes in ownership, strikes and other factors. The loss or significant reduction of orders from any of our large customers could result in us having excess capacity and reduced sales if we are unable to replace that customer. As a result, our business, financial condition, operating results and cash flow could suffer.

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

Our business requires the use of bushings as part of the manufacturing process. Bushings are trays made with a heat-resistant platinum-rhodium alloy. As of December 31, 2012, platinum and rhodium together represented the largest asset on our balance sheet. Additionally, we are currently leasing a significant portion of the alloy metals needed to support our manufacturing operations in the United States under a master lease agreement that we entered into with DB Energy Trading LLC (“DB”) in October 2009 (the “Original Master Lease Agreement”), the maturity date of which was extended in 2012 to May 31, 2013 (the “Amended Master Lease Agreement”). The agreement allows AGY to enter into leases for up to 51,057 ounces of platinum and up to 3,308 ounces of rhodium, with terms of one to twelve months. At December 31, 2012, we leased approximately 49,800 ounces of platinum and 3,300 ounces of rhodium under the lease. Lease costs are determined by the quantity of metal leased, multiplied by a benchmark value of the applicable precious metal and a margin above the lease rate index.

The costs of the precious metals and the related alloy lease costs are subject to market fluctuations that are beyond our control. Although increases in platinum and rhodium prices favorably impact the Company’s ability to borrow money, pursuant to the terms of our senior secured notes (the “Amended Credit Facility”), which is tied to a borrowing base calculation supported in part by the market price of our owned alloy metals, it also unfavorably impacts our alloy lease costs reported in our financial results. We generally seek to offset the impact of rising material costs through selling price increases; however, future market conditions and the terms of our contracts with customers may prevent us from passing material cost increases to our customers. In addition, we may not be able to achieve manufacturing productivity gains or other cost reductions to offset the impact of cost increases. As a result, higher platinum and rhodium alloy costs may have a material adverse effect on our business, financial condition, operating results and cash flows.

Based on the mix of products that we produced and the alloy metals consumed during the year ended December 31, 2012, approximately 4.6% of total alloy metals in use were depleted in the manufacturing process during that period. As a result of these on-going metal losses and of our historical alloy sales, our owned metal in ounces has declined as a percentage of our total metal pool. If we are unable to replenish depleted metal in the future through outright purchase, leasing or improvements in overall metal usage, we may have insufficient alloy metals for our manufacturing operation which could adversely affect our business, financial performance and operating results.

Our inability to obtain certain necessary raw materials and key components or an increase in cost of raw materials could disrupt the manufacture of our products and result in a material decline in our profitability.

Certain raw materials, including glass marbles and a range of minerals including silica and borates, and other key components necessary for the manufacture of our products, are obtained from a limited group of suppliers, or occasionally a single supplier. Any restrictions on the supply, or an increase in the cost, of our raw materials could significantly reduce our profit margins. If we are unable to procure necessary raw materials and key components from our suppliers, we may not have readily available alternatives. As a result, our ability to manufacture products could be disrupted, and our business, financial condition, operating results and cash flows may be materially adversely affected. Efforts to mitigate restrictions on the supply or price increases of these raw materials by long-term purchase agreements, productivity improvements or by passing cost increases to our customers may not be successful.

Our energy costs may be higher than we anticipated.

Energy costs, including electricity and natural gas, represented approximately 16% and 14.5% of our total cost of goods sold for the years ended December 31, 2012 and 2011, respectively. Accurately predicting trends in energy costs is difficult to achieve as energy costs are, to a large extent, subject to factors beyond our control, such as political conditions in oil producing regions. If future energy costs are greater than anticipated, and we are unable to offset these cost increases with higher prices to our customers, our business, financial condition, operating results and cash flows may be materially adversely affected.

Our hedging activities to address energy price fluctuations may not be successful in offsetting increases in those costs or may reduce or eliminate the benefits of any decreases in those costs.

In order to mitigate short-term variation in our operating results due to commodity price fluctuations, we from time to time hedge a portion of our near-term exposure to the cost of natural gas and electricity. The results of our hedging practices could be positive, neutral or negative in any period depending on price changes of the hedged exposures.

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

Production, maintenance, warehouse and shipping employees at our Aiken, South Carolina manufacturing facility are represented by the Teamsters union. Our manufacturing footprint optimization program has resulted in all U.S. manufacturing, except for continuous filament mat production, to be concentrated in our Aiken location. We renegotiated the current labor agreement with the Teamsters union in the second quarter of 2010, reaching a three-year agreement with a one-year optional extension with our Aiken employees, which expires on May 1, 2013. On March 25, 2013, the Company received notification from the Teamsters that their members voted in favor of a one-year extension of the current labor agreement, or until May 1, 2014. The production, maintenance, warehouse and shipping employees at our Huntingdon, Pennsylvania manufacturing facility, where we manufacture our continuous filament mat product, are represented by the Workers Unite union. We negotiated a three-year labor agreement with our Huntingdon employees in 2011, which expires in October 2014.

Although the current labor agreement has a no-strike provision, if we experience a work stoppage at the Aiken facility, we have no alternative production capability for our technical and advanced materials product lines. Our failure to offset increases in labor costs with continued efficiency gains and cost reduction, or any significant work stoppage in the future could have a material adverse effect on our business, financial condition, operating results and cash flows.

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

In addition, as an owner and operator of real estate, we may be responsible under environmental laws and regulations for the investigation, remediation and monitoring, as well as associated costs, expenses and third-party damages, including tort liability and natural resource damages, relating to past or present releases of hazardous substances on or from our properties. Liability under these laws may be imposed without regard to whether we knew of or were responsible for the presence of those substances on our property, may be joint and several, meaning that the entire liability may be imposed on prior and current owners of real estate without regard to contribution, and retroactive and may not be limited to the value of the property. In addition, we or others may discover new material environmental liabilities, including liabilities related to third-party owned properties that we or our predecessors formerly owned or operated, or at which we or our predecessors have disposed of, or arranged for the disposal of, certain materials. We may be involved in administrative or judicial proceedings and inquiries in the future relating to such environmental matters, which could have a material adverse effect on our business, financial condition, operating results and cash flows.

New environmental laws or regulations (or changes in existing laws or regulations or their enforcement) may be enacted that require significant expenditures by us. If the resulting expenses significantly exceed our expectations, our business, financial condition, operating results and cash flows could be materially adversely affected.

There may be asbestos in certain manufacturing facilities; however, we do not expect to incur costs (the costs of which are undeterminable) in the foreseeable future to remediate any such asbestos, which may be present in the facilities.

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

If the potential matters for which we are entitled to receive indemnification from Owens Corning result in significant liabilities for us, and for any reason Owens Corning and/or its affiliates are unable or unwilling to honor these indemnification obligations (or we are unable to prove that such liabilities relate to matters existing prior to September 30, 1998), we could be required to pay for these liabilities ourselves, which could have a material adverse effect on our business, financial condition, operating results and cash flows, our ability to fund or expand our operations and our ability to repay our existing and future indebtedness.

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

We have incurred net losses and have a limited history of profitability and may incur net losses in the future.

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

Our business is capital intensive, and regularly requires capital expenditures to maintain equipment, expand operations, increase operating efficiency and comply with environmental laws. A substantial capital requirement in our business is related to the fundamental nature of our manufacturing process which utilizes glass melting furnaces, which have a finite useful life, and which require regularly scheduled rebuilding and refurbishment and the consumption of platinum and rhodium in the manufacturing process. Because much of our equipment has been in operation for a significant period of time, in addition to anticipated rebuilding and refurbishment requirements for the furnaces, we could face unanticipated mechanical or other failures, and, in turn, increased expenses associated with repairing or replacing such equipment.

Our capital intensity and operating cost structure leads to certain semi-variable direct costs and high fixed costs, including depreciation expense, and results in a high degree of operating leverage, which magnifies the financial impact of volume changes in our business. In response to reduced demand for our products, we may experience negative leverage effects in that we are limited in our ability to reduce fixed costs quickly and these fixed costs may not be fully absorbed, resulting in higher average unit costs and lower gross margins if we are not able to offset this higher unit cost with price increases. Alternatively, in response to increased demand for our products, provided that we have readily available capacity to produce, we may experience positive operating leverage effects in that our fixed cost levels may not increase significantly, thus lowering our unit costs. However, in response to unanticipated increased demand for our products, for which we do not have readily available capacity to produce, we may be limited in our ability to quickly respond due to longer lead times for capital equipment, alloy, and labor requirements to increase output, which could result in an inability to satisfy demand for our products and loss of market share.

A significant disruption or disaster at one of our three manufacturing facilities could have a material adverse effect on our business, financial condition, operating results and cash flows.

We currently own and operate three manufacturing facilities located in Aiken, South Carolina, Huntingdon, Pennsylvania and Shanghai, China. Each facility contains complex and sophisticated machines that are used in the respective manufacturing processes. Each manufacturing process could be affected by operational problems that could impair our production capability. Disruptions or shut downs at our facilities could be caused by:

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

We may incur additional healthcare costs arising from federal healthcare reform legislation.

In March 2010, the federal government enacted the Patient Protection and Affordable Care Act and the Health Care and Education Affordability Reconciliation Act of 2010. The changes to our health insurance plans required by this legislation could cause us to incur additional healthcare and other costs, with the most significant increases anticipated in 2014, when certain requirements under the law take effect. The ultimate extent and cost of these changes cannot be determined at this time, and if the ultimate costs of these changes are material, it could have a material adverse effect on our business, results of operations and financial condition.

The timing and amount of payments to Owens Corning for early-retirement pension benefits to which certain of our employees are entitled may differ materially from the actuarial estimates included in our audited consolidated financial statements for the fiscal year ended December 31, 2012.

Prior to 1998, employees of the Company participated in defined benefit plans maintained by Owens Corning, a predecessor owner of the Company. Under the plans, early retirement pension subsidies were generally based on an employee’s pay and number of years of service. In September 1998, as part of a predecessor owner’s acquisition of the Company from Owens Corning, all employees of Owens Corning who were transferred to the Company as of October 1, 1998 remained eligible to receive the same early-retirement pension subsidy offered by Owens Corning, which created an obligation of the Company to Owens Corning to fund this pension subsidy for these employees. The Company’s obligation to Owens Corning is unfunded. The actual timing and amount of payments to Owens Corning pursuant to this Company obligation may differ materially from the actuarial estimates included in our audited consolidated financial statements for the fiscal year ended December 31, 2012, and any material increase in the amount or acceleration of the timing of any such payments could have a material adverse effect on our business, results of operations and financial condition.

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

While a significant percentage, approximately 37% for the year ended December 31, 2012, of the sales of AGY US are to customers in foreign countries, only 2% of AGY US sales are denominated in currencies other than the U.S. Dollar. Although the level of foreign currency exposure is limited for AGY US, we may be adversely affected by unfavorable fluctuations in foreign currency exchange rates. As of December 31, 2012, we did not have any foreign currency hedging agreements in place. While we may enter hedging agreements from time to time to mitigate these types of fluctuations, we cannot remove all fluctuations or hedge all exposures, and our earnings may be impacted by changes in currency exchange rates.

An adverse change in the interest rates for our borrowings could adversely affect our financial condition.

We pay interest on outstanding borrowings under our revolving credit facilities and certain other long-term debt obligations at interest rates that fluctuate based upon changes in various base interest rates. An adverse change in the base rates upon which our interest rates are determined could have a material adverse effect on our financial position, results of operations and cash flows.

We conduct a significant amount of our sales activities outside of the U.S., which subjects us to additional business risks that may cause our profitability to decline.

Because we operate and sell our products in a number of foreign countries, we are subject to risks associated with doing business internationally. Sales outside of the United States accounted for approximately 47%, 37% and 100% of our total consolidated sales, AGY US sales and AGY Asia sales, respectively for the year ended December 31, 2012, and will continue to account for a material portion of our sales for the foreseeable future. We may continue to pursue international growth opportunities, which could increase our exposure to risks associated with international sales and operations.

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

Our divestitures could disrupt our ongoing business and harm our results of operations.

In pursuing our business strategy when we decide to sell assets or a business, we may encounter difficulty in finding or completing divestiture opportunities or alternative exit strategies on acceptable terms in a timely manner, and the agreed terms and financing arrangements could be renegotiated due to changes in business or market conditions. These circumstances could delay the accomplishment of our strategic objectives or cause us to incur additional expenses with respect to businesses that we want to dispose of, or we may dispose of a business at a price or on terms that are less favorable than we had anticipated, resulting in a loss on the transaction.

If we do enter into agreements with respect to divestitures, we may fail to complete them due to:

•	failure to obtain required regulatory or other approvals;

•	intellectual property or other litigation;

•	difficulties that we or other parties may encounter in obtaining financing for the transaction; or

•	other factors.

Further, divestitures require substantial management resources and have the potential to divert our attention from our existing business. These factors could harm our business and results of operations.

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

On April 7, 2006, all of the outstanding stock of AGY was acquired by Holdings, which we refer to in this Annual Report as the “Acquisition.” Investment funds associated with Kohlberg & Company, L.L.C. (the “Sponsor”) control us through their ownership of substantially all of the equity of Holdings. As a result, our Sponsor, which controls substantially all of the voting power of Holdings, is able to control the voting power with respect to all matters and has significant influence on our overall operations and strategy. The interests of Holdings, our Sponsor or any of their affiliates may not in all cases coincide with the interests of other holders of our securities, including our Notes. To the extent that conflicts of interest arise, Holdings, our Sponsor or any of their affiliates may resolve those conflicts in a manner adverse to us or to other holders of our securities. For example, our Sponsor and its affiliates could cause us to make acquisitions that increase the amount of the indebtedness that is secured or sell revenue-generating assets, impairing our ability to make payments under our securities. Additionally, our Sponsor and its affiliates are in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete directly or indirectly with us. Accordingly, our Sponsor and its affiliates may also pursue acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities may not be available to us. In addition, our Sponsor and its affiliates may have an interest in pursuing acquisitions, divestitures and other transactions that, in their judgment, could enhance their equity investment, even though such transactions might involve risks to other holders of our securities.

Risks Related to Our Indebtedness

AGY US

Our significant indebtedness and the restrictive covenants under the indenture governing our Notes, and our ability to make upcoming interest payments due under the Notes, could affect our financial health and may limit our ability to expand or pursue our business strategy.

We have a significant amount of debt. At December 31, 2012, excluding the indebtedness related to AGY Asia, which is non-recourse to AGY or any other domestic subsidiary of AGY, our total debt was $214.2 million (consisting of $42.2 million of senior secured borrowings and $172.0 million of the Notes) and we had approximately $10.4 million of additional secured borrowing capacity under our senior secured revolving credit facility for our North America operations. Our level of indebtedness could:

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

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	place us at a competitive disadvantage compared to our competitors that have less debt; or

•	limit our ability to borrow additional funds.

In addition, the indenture governing our Notes contains restrictive covenants that limit our ability to engage in activities that may be in our long-term best interests. Our failure to comply with those covenants could result in an event of default, which, if not cured or waived, could result in the acceleration of all of our debts. The covenants restrict our ability to take certain actions to some extent, including our ability to:

•	incur additional indebtedness;

•	pay dividends and make distributions in respect of our capital stock;

•	repurchase our capital stock;

•	make investments;

•	create or permit restrictions on the ability of our restricted subsidiaries to pay dividends or make other distributions to us;

•	engage in transactions with stockholders and affiliates;

•	create or permit certain liens;

•	use the proceeds from sales of assets and subsidiary stock;

•	sell or otherwise dispose of assets; or

•	engage in mergers and acquisitions.

There can be no assurance that our leverage and such restrictions will not adversely affect our ability to finance our future operations or capital needs or to engage in other business activities. In 2013, interest payments of approximately $19.0 million will be due under the Notes. We may be unable to make the interest payments without one or more of the following occurrences: an amendment to our Amended Credit Facility, sale of assets, or other financing arrangements. Our ability to pay principal and interest on our indebtedness and to satisfy our other debt obligations will depend upon our future operating performance, which will be affected by prevailing economic conditions and financial, business and other factors, certain of which are beyond our control.

We may not be able to satisfy the new financial covenants contained in the Amended Credit Facility and Amended Master Lease Agreement, which would result in default under these agreements and may result in default under our other loan agreements, which would have a material adverse effect on our business and financial condition.

The Amended Credit Facility and the Amended Master Lease Agreement signed in July 2012 added a minimum Fully Adjusted EBITDA (as defined in the Amended Master Lease Agreement) financial covenant for AGY US, which is required to be tested on a quarterly basis. The Company was in compliance with the minimum Fully Adjusted EBITDA covenant as of December 31, 2012. However, there is no assurance that we will be able to satisfy this financial covenant in the future, which would result in an event of default under these two agreements. Any acceleration action taken by our lenders as a result of this or any other event of default could result in cross-acceleration default triggers under the Notes, ultimately causing the Notes, Amended Credit Facility and

Amended Master Lease Agreement to immediately become due and payable. If the acceleration of any of the Amended Credit Facility, Notes, or the Amended Master Lease Agreement were to occur, we would not be able to repay such amounts when due, which would have a material adverse effect on our business, liquidity and financial condition, and there is no assurance that we would be able to obtain replacement financing on terms acceptable to us, or at all.

If our available borrowing capacity declines below $6.25 million, a springing financial covenant would be triggered under our Amended Credit Facility, which would result in an event of default under the Amended Credit Facility and, if the amounts due under the Amended Credit Facility are accelerated as a result, could trigger defaults under our Notes and our alloy metals lease agreement, which would have a material adverse effect on our business and financial condition.

Pursuant to the Amended Credit Facility, the Company is required to maintain an available borrowing capacity of greater than $6.25 million. Although our undrawn availability as of December 31, 2012 was approximately $10.4 million, declines in the market price of the alloy metals securing the Amended Credit Facility or reductions in our eligible accounts receivable or inventory, or an increase in the required borrowing base reserves (as determined by the lender in its permitted discretion) could cause our available borrowing capacity to fall below $6.25 million. While we do not currently expect to borrow additional amounts under the Amended Credit Facility that would result in our available borrowing capacity falling below $6.25 million, we cannot be certain that these and other factors will not result in a reduction in our available borrowing capacity below $6.25 million.

If our available borrowing capacity falls below $6.25 million, we would become subject to the springing financial maintenance covenant, which requires a minimum “Fixed Charge Coverage Ratio (as defined in the Amended Credit Facility) of 1.0 to 1.0. Based on our current financial condition, we would not satisfy this covenant as this ratio, as of December 31, 2012, was 0.8 to 1.0. Our inability to satisfy this covenant would result in an event of default under the Amended Credit Facility, which could result in all of the amounts coming due under the Amended Credit Facility. Any acceleration actions taken by our lenders as a result of this or any other event of default could result in cross-acceleration default triggers under the Notes and the Amended Master Lease Agreement, ultimately causing both to immediately become due and payable. If the acceleration of any of our Amended Credit Facility, Notes, or the Amended Master Lease Agreement were to occur, we would not be able to repay such amounts when due, which would have a material adverse effect on our business, liquidity and financial condition, and there is no assurance that we would be able to obtain replacement financing on terms acceptable to us or at all.

We may be unable to refinance our alloy metals lease facility, which may result in default under our other loan agreements and an inability to access critical precious metals for our manufacturing requirements.

Our alloy metals lease facility expires in May 2013. Although we are currently in discussions with our metals lessor to extend the facility, there is no assurance that we will be able to obtain replacement financing on terms acceptable to us or at all. If we are unable to refinance the facility by May 31, 2013, in a manner acceptable to our senior secured revolving lenders, then we will be in default under that agreement and the lenders may accelerate amounts due under that facility, which could then trigger a default under the Notes.

Our borrowing capacity is directly tied, in part, to fluctuations in the market price of alloy metals that secure the Amended Credit Facility. Declines in these asset values could significantly reduce our borrowing base, further impair our liquidity, and could have a material adverse effect on our business and financial condition.

The Company’s ability to borrow money under the Amended Credit Facility is tied to a borrowing base calculation, which is supported by the market price of our owned alloy metals, the book value of eligible accounts receivable, and the book value of eligible inventory. Fluctuations in the market prices of these alloy metals cause borrowing base volatility, which could adversely affect our borrowing capacity. At December 31, 2012, the market price per ounce of platinum was $1,524 and rhodium was $1,080. For every $100 reduction in the market price per ounce of platinum and rhodium, our ability to borrow under the Amended Credit Facility would be reduced by approximately $1.9 million. In addition, deterioration in our operating performance could reduce the amount of our eligible accounts receivable and inventory, which would reduce our ability to borrow. Further, our lender has the right, using its permitted discretion, to increase the required reserves specified in the borrowing base formula. Any such reserve modifications would have an adverse effect on our borrowing base and liquidity, and secondarily, may result in the application of the springing financial maintenance covenant under the Amended Credit Facility, either of which could materially and adversely affect our business and financial condition.

AGY Asia

We may be unable to refinance the AGY Asia working capital loan and get a waiver for the breach of the maximum debt-to-assets ratio covenant. In addition, we will not be able to pay the AGY Asia 2013 mandatory term loan payments, if the lender does not agree to revise the term loan amortization schedule. As a result, AGY Asia will be in default under the AGY Asia term loan agreement and the lender may accelerate amounts due under these facilities.

After several amendments of the term loan amortization negotiated in 2012, AGY Asia has mandatory repayment obligations of $23.0 million in 2013, of which $16.9 million is due in April and $6.1 million is due in October. The lender retains the right to accelerate the loan repayment at any time if the lender deems that no substantial progress on AGY Asia refinancing, recapitalization or change of control is being made. There is no assurance that we will be able to permanently revise the term loan amortization schedule on terms acceptable to us or at all. If AGY Asia is unable to reach agreement with its lender to modify the term loan amortization schedule beyond April 2013, then AGY Asia will not be able to pay the 2013 mandatory term loan payments. As a result of this default under its term loan agreement, the total outstanding debt of approximately $27.4 million may be accelerated. Therefore, all the outstanding borrowings under the term loan were classified as current liabilities as of December 31, 2012.

In addition, the working capital loan of AGY Asia in the aggregate amount of approximately $11.6 million matures in April 2013. If AGY Asia is unable to obtain an extension of the commitment or refinance the working capital loan prior to maturity, or if the commitment amount of any refinancing should be decreased, AGY Asia’s ability to finance its current operations and meet its short-term obligations could be adversely affected.

Furthermore at December 31, 2012, AGY Asia was not in compliance with its debt-to-assets ratio that exceeded the 60% limit set in the covenants. This technical default can be cured under the working capital loan agreements by an additional capital contribution if made by the stockholders within three months. We have requested a waiver of this requirement from the lender, but we cannot guarantee that this request will be granted. Given the potential sale transaction in progress, the stockholders of AGY Asia do not expect to have to make any additional capital contribution; however, we cannot guarantee that we would be able to make such additional capital contribution to AGY Asia to cure this default in the event that this covenant requirement is not waived and if we are unable to complete a transaction resulting in a change of control of AGY Asia, which could then trigger the acceleration of the outstanding debt under the working capital loan .

While the loans to AGY Asia are non-recourse to AGY US, any default by AGY Asia could impact our ability to raise additional capital or refinance our indebtedness at AGY US or operate with a global footprint, any of which could have an adverse effect on our business, financial condition, operating results and cash flows.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

We are headquartered in Aiken, South Carolina and have currently three primary manufacturing facilities in two states within the U.S. and one in China. The following table outlines the location, type of facility and business segment of our administrative and manufacturing facilities, along with whether we own or lease each, as of December 31, 2012:

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

Market and other information

We are a privately-owned company with no established public trading market for our common stock.

Holders

We are a wholly-owned subsidiary of Holdings, which holds all of our outstanding common stock. See “Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for additional information about the ownership of Holdings’ common stock.

Dividends

We are currently restricted in our ability to pay dividends under various covenants of our debt agreements, including our senior secured credit facilities and the indenture governing our senior notes. We do not expect for the foreseeable future to pay dividends on our common stock. Any future determination to pay dividends will depend upon, among other factors, our results of operations, financial condition, capital requirements, any contractual restrictions and any other considerations our Board of Directors (“Board” or “Board of Directors”) deems relevant.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth certain selected historical condensed consolidated financial information derived from our audited financial statements for the five-year period ended December 31, 2012 at the dates and for the periods indicated.

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

	Year Ended December 31, 2008	Year Ended December 31, 2009	Year Ended December 31, 2010	Year Ended December 31, 2011	Year Ended December 31, 2012
Statement of operations data:
Net sales	$236,487	$153,852	$183,674	$183,653	$172,739
Cost of goods sold	(190,154)	(156,512)	(168,932)	(171,725)	(152,344)

Gross profit (loss)	46,333	(2,660)	14,742	11,928	20,395
Selling, general and administrative expenses	(20,237)	(15,963)	(15,823)	(15,801)	(15,530)
Restructuring charges	—	(789)	(2,658)	(1,370)	(10,733)
Amortization of intangible assets	(1,858)	(1,003)	(1,003)	(1,003)	(1,003)
Long-lived assets / intangible impairment charge	—	(84,992)	—	(37,898)	(14,236)
Other operating income (expense), net	208	(791)	6,415	1,120	1,120

Operating (loss) income	24,446	(106,198)	1,673	(43,024)	(21,185)
Other income (expense), net	79	328	186	75	238
Interest expense	(23,086)	(22,235)	(22,782)	(23,721)	(24,120)
Gain on bargain purchase	—	20,376	—	—	—
Gain on early extinguishment of debt	—	1,138	—	—	—

Income (loss) before income taxes	1,439	(106,591)	(20,923)	(66,670)	(45,067)
Income tax (benefit) expense	1,269	(13,079)	(6,346)	93	(130)

Net income (loss)	170	(93,512)	(14,577)	(66,763)	(44,937)
Less: Net loss (income) attributable to the noncontrolling interest	—	1,119	(1,545)	12,240	4,734

Net income (loss) attributable to AGY Holding Corp.	$170	$(92,393)	$(16,122)	$(54,523)	$(40,203)

	Year Ended December 31, 2008	Year Ended December 31, 2009	Year Ended December 31, 2010	Year Ended December 31, 2011	Year Ended December 31, 2012
Balance sheet data (at period end):
Working capital (1)	$36,921	$15,274	$14,924	$(13,309)	$(15,578)
Property, plant and equipment, and alloy metals, net	178,880	249,096	220,338	165,052	137,000
Cash and cash equivalents	4,760	3,439	3,132	2,268	3,643
Total assets	355,487	330,866	298,687	238,601	210,080
Total debt, including capital leases	191,400	232,469	233,205	237,388	253,181
Shareholder’s equity (deficit)	98,305	25,511	21,916	(39,122)	(85,588)

Other financial data:
Cash interest expense	22,357	21,381	22,085	22,549	23,051
Depreciation and amortization	12,702	13,611	19,649	16,456	11,034
Alloy depletion, net of recoveries	12,373	6,733	8,103	7,310	7,301
Capital expenditures, net (2)	39,272	(2,590)	(4,308)	(26)	4,725
Cash flows provided by (used in) operating activities	22,575	(11,146)	(4,145)	(2,309)	(8,065)
Cash flows (used in) provided by investing activities (3)	(38,092)	(2,507)	4,308	26	(4,725)
Cash flows provided by (used in) by financing activities (4)	15,054	12,283	(388)	1,363	14,116
Ratio of (deficiency in) earnings to fixed charges (5)	1.1x	—	0.1x	—	—

(1)	We define working capital as our current assets (excluding unrestricted cash) minus our current liabilities, which includes the current portion of long-term debt and accrued interest thereon.
(2)	Capital expenditures are presented net of proceeds of sales of assets, which were $15,939, $14,146, $6,090 and $0 for the years ended December 31, 2009, 2010, 2011 and 2012, respectively and related primarily to alloy sales.
(3)	Investing activities include in 2009 a $18,200 payment for the 70% controlling interest in AGY Asia, net of cash acquired, which was funded by a $20,000 capital contribution from the Company’s equity sponsor recorded in financing activities.
(4)	Financing activities in 2009 include a $20,000 capital contribution from the Company’s equity sponsor to fund the acquisition of the 70% controlling interest in AGY Asia in part offset by the $1.8 million cash outflow for the repurchase of $3.0 million of Notes, a $2.8 million increase in AGY US revolver borrowings and a $8.7 million decrease in AGY Asia borrowings since the acquisition.
(5)	The deficiency for the years ended December 31, 2009, 2010, 2011 and 2012 was $106,591, $20,923, $66,670 and $45,067, respectively.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion of our financial condition and results of operations with “Selected Financial Data” and the audited historical Consolidated Financial Statements and related notes included elsewhere in this Annual Report. This discussion contains forward-looking statements about our markets, the demand for our products and services and our future results. We based these statements on assumptions that we consider reasonable. Actual results may differ materially from those suggested by our forward-looking statements for various reasons, including those discussed in the “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” sections of this Annual Report. Those sections expressly qualify all subsequent oral and written forward-looking statements attributable to us or persons acting on our behalf. Except as required by applicable law, we do not have any intention to update any forward-looking statements included in this Annual Report.

OVERVIEW

We are a leading manufacturer of advanced glass fibers that are used as reinforcing materials in numerous diverse high-value applications, including aircraft laminates, ballistic armor, pressure vessels, roofing membranes, mattress protection and architectural fabrics and specialty electronics. We are focused on serving end-markets that require glass fibers for applications with demanding performance criteria, such as the aerospace, defense, construction, electronics, automotive and industrial end-markets.

Since the acquisition of AGY Asia on June 10, 2009 as discussed further below, the Company has two reportable segments, each a separate operating segment. The AGY US segment includes the U.S. manufacturing operations and its sale of advanced glass fibers that are used worldwide as reinforcing materials in numerous high-value applications and end-markets through AGY, its wholly -owned domestic and French subsidiaries. The AGY Asia segment includes the manufacturing operations of the Company’s 70% controlling ownership interest of AGY Hong Kong Limited and its sale of advanced glass fibers that are used primarily in the Asian electronics markets. The Company’s operating segments are managed separately based on differences in their manufacturing and technology capabilities, products and services and their end-markets as well as their distinct financing agreements.

Since 2011, we have been experiencing decreases in demand or in the profitability in some of our key end markets. Demand recovery in certain end markets in 2012 has been offset by restrictions on defense-related demand due to general reductions of U.S. and foreign government military vehicle and equipment procurements. In the midst of slower growth markets to achieve our corporate vision, our strategy includes the following initiatives:

•	achieve sustainable and profitable growth by focusing on new application development to meet customer needs and create a sustainable competitive advantage through superior technology;

•	further optimize our manufacturing footprint, efficiency and cost structure through lean and cost reduction initiatives while focusing on operational excellence;

•	further develop and foster a culture that challenges, engages and rewards our employees; and

•	focus on free cash generation and maintain adequate liquidity necessary for our operations.

In this context, as described more fully in Note 1 to the Consolidated Financial Statements, we are pursuing divestiture of AGY Asia and of certain non-core business lines (including CFM, wound products and conductive roving) and the assets located in our Huntingdon, Pennsylvania manufacturing facilities. We do not expect any possible transaction related to AGY Asia to impact the AGY US reporting segment as only approximately 1.1% of the reported revenue for AGY US was derived from products produced by AGY Asia over the last 12 months. Further, the long-term borrowings and other obligations of AGY Asia are not guaranteed by AGY US. Additionally, AGY US expects to maintain its commercial presence and sales channels for glass fibers produced in North America but sold to the Asian market, primarily for specialty electronics applications. We also believe that the re-alignment of our product portfolio following completion of the non-core asset divestiture will allow AGY to return to its core capabilities, focus on its specialty materials products and reduce our financial leverage.

We believe we are making progress in our AGY US segment to improve operating efficiency, to expand our specialty product offerings, our markets, and to manage more efficiently our working capital requirements. However, our free cash flow generation remained modest in 2012 as the benefit of these improvements was partly offset by the funding of our restructuring initiatives.

AGY Holding Corp. is a Delaware corporation and is a wholly owned subsidiary of KAGY Holding Company, Inc. (“Holdings”). Holdings acquired all of our outstanding stock in April 2006. Our principal executive office is located at 2556 Wagener Road, Aiken, South Carolina 29801 and our telephone number is (888) 434-0945. Our website address is http://www.agy.com.

Basis of Presentation

The accompanying financial data has been prepared by us pursuant to the rules and regulations of the SEC and is in conformity with U.S. generally accepted accounting principles (“GAAP”). Our fiscal year end is December 31. Unless otherwise stated, all years and dates refer to our fiscal year.

Management is responsible for the fair presentation of the accompanying Consolidated Financial Statements, prepared in accordance with GAAP, and has full responsibility for their integrity and accuracy. In the opinion of management, the accompanying Consolidated Financial Statements contain all adjustments necessary to present fairly our consolidated balance sheet, statement of operations, statement of cash flows and statement of changes in stockholder’s equity for all periods presented.

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

2011 and 2012 AGY Asia Long-lived assets impairment

As a result of various factors in the AGY Asia reporting segment, including (a) continued losses due to operational performance challenges, (b) decreased liquidity, and (c) pending debt service requirements, the Company believed that a triggering event for evaluating the possible impairment of the long-lived assets in the AGY Asia segment occurred. With assistance of independent valuation experts, the Company determined that the carrying amounts of long-lived assets of AGY Asia were not recoverable as they exceeded the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the assets. Accordingly, the Company determined the fair value of the AGY Asia long-lived assets and recognized an impairment of $37,898 at December 31, 2011.

As of September 30, 2012, the Company reevaluated the recoverability of the AGY Asia long-lived assets based on the progress of the sale process of this operating business unit, the final non-binding offers submitted by potential buyers and the estimated future cash flows expected through the completion of a transaction. The Company determined that the carrying value of the AGY Asia long-lived assets exceeded the fair value and recognized an additional impairment of $13,749 at September 30, 2012. The Company performed a similar evaluation at December 31, 2012 and concluded that the total recoverable cash flows of the long-lived assets group exceeded their carrying value and that no additional impairment was required. Please refer to Note 4 to the accompanying Consolidated Financial Statements for the year ended December 31, 2012 for additional discussion on the calculation of the impairment loss, and the adjustments by major category of long-lived assets.

2012 AGY US Trademarks impairment

As of December 31, 2012, the Company determined that the carrying value of the trademarks of AGY US exceeded their fair value and recognized a non-cash impairment charge of approximately $0.5 million, classified as a “loss from operations” for the year ended December 31, 2012.

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

Alloy metals. Alloy metals are the primary component of the heat-resistant, glass-forming bushings in our glass-melting furnaces. Molten glass is passed through the bushings to form glass filaments. In addition, alloy metals are an integral part of our installed glass-melting furnaces and therefore are classified as property, plant and equipment on the balance sheet. During the manufacturing process, a small portion of the alloy metal is physically consumed. The portion of the alloy metal physically consumed is measured at the time a bushing is reconditioned and is charged to income. This expense is recorded net of the metal that is recovered periodically after some special treatment. The amount of metal loss and the service life of the bushings are dependent upon a number of factors, including the type of furnace and the product being produced. Our alloy depletion expense net of the recoveries is disclosed in “Selected Financial Data” and as a component of “Cost of Goods Sold” in the Consolidated Financial Statements.

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

Goodwill and intangible assets with indefinite lives. We account for goodwill and other intangible assets in accordance with the provisions of Accounting Standards Committee (“ASC”) 350, Intangibles – Goodwill and Others. Goodwill and intangible assets with indefinite lives are not amortized, but instead are subject to annual impairment testing.

In 2009, management concluded that the goodwill associated with the AGY US reporting segment was fully impaired and it was written off the books.

Other intangible assets are recorded at cost, or when acquired as part of a business combination, at their estimated fair value. These assets relate only to the AGY US reporting segment and include customer relationships, process technology, non-compete covenants, deferred financing fees and trademarks. The Company’s process technology consists of several patents that relate to the design, application or manufacturing for key products, and its estimated life is based on the average legal life of the patents and the Company’s estimated economic life of the processes. Intangibles with indefinite lives (trademarks) are subject to at least annual impairment testing, which compares the fair value of the intangible asset with its carrying amount. If the fair value is less than the carrying amount of the asset, an impairment loss is recognized for the difference.

Our intangibles with indefinite lives (trademarks) are subject to at least annual impairment testing, which compares their fair value with their carrying amount. As of December 31, 2012, the carrying value of the trademarks exceeded their estimated fair value. As a result, the Company recognized a non-cash impairment charge of approximately $0.5 million, classified as a “loss from operations” for the year ended December 31, 2012.

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

Impairment of long-lived assets, including definite-lived intangible assets. Pursuant to ASC 360-10, we evaluate our long-lived assets, including our tangible assets consisting of property, plant and equipment, and alloy metals (which are an integral part of our installed glass-melting furnaces) and our definite-lived intangible assets, for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. A significant decrease in the spot market price of alloy precious metals is one of the factors we consider in determining the need to test this asset group for recoverability. However, we also take into account that the market price of the precious metals may be volatile over short periods of time. Accordingly, changes in the market price of alloy precious metals may not trigger impairment assessment because such changes may not significantly impact future cash flows expected from the use of the alloy metals on an ongoing basis.

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

During the fourth quarter of 2011, our U.S. reporting segment continued to incur losses due to operational performance challenges, experienced a decrease in liquidity and there was a significant decline in precious metal market price. During 2012, the operating profitability of AGY US improved but the decrease in liquidity and continued volatility in precious metals market prices were considered by the Company as triggering circumstances for testing the long-lived assets group of this reporting segment for recoverability. Based on the analysis performed by management at the respective dates, the total recoverable cash flows of the long-lived assets group substantially exceeded its carrying value at December 31, 2011 and 2012. No impairment charge was recognized for the U.S. reporting segment.

As discussed in the Impairment Disclosure on page 19 and in Note 4 to the accompanying Consolidated Financial Statements for the year ended December 31, 2012, the Company performed a similar evaluation on the AGY Asia reporting segment, and recorded impairments of $13.7 million and $37.9 million as of December 31, 2012 and 2011, respectively.

Income taxes. We account for income taxes under the asset and liability method approach established by ASC 740, Income Taxes. Deferred income tax assets and liabilities reflect tax net operating loss and credit carry-forwards and the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. Deferred tax assets require a valuation allowance when it is more likely than not, based on the evaluation of positive and negative evidence, that some portion of the deferred tax assets may not be realized. When events and circumstances so dictate, we evaluate whether our deferred tax assets are realizable and the need for a valuation allowance, considering objective evidence such as reversal of our existing deferred tax liabilities, and forecasts of future taxable income. Accounting standards require that uncertain tax positions be sustainable under regulatory review by tax authorities assumed to have all relevant information. We recognize the largest amount of benefit that is more likely than not realizable upon settlement with tax authorities. The deferred tax liabilities relied upon in the Company’s assessment of the realizability of its deferred tax assets will reverse in the same period and jurisdiction and are of the same character as the temporary differences giving rise to the deferred tax assets.

We consider our foreign earnings in AGY Europe SARL and in AGY Asia to be permanently invested and, accordingly, we did not provide for U.S. income taxes on the undistributed earnings of our foreign subsidiaries.

Pension and Other Postretirement benefits. As discussed in Note 12 to the accompanying Consolidated Financial Statements for the year ended December 31, 2012, we have a reimbursement obligation to OC under OC’s defined benefit pension plan covering certain of our employees. We also have a postretirement benefit plan that covers substantially all of our domestic employees. Accounting for pensions and other postretirement benefits involves estimating the cost of benefits to be provided well into the future and attributing that cost over the time period each employee works. To accomplish this, we make extensive use of assumptions about discount rates, inflation, mortality, turnover and medical costs.

RESULTS OF OPERATIONS

The following tables illustrate our results of operations in dollars and as a percentage of net sales for the years ended December 31, 2012, 2011 and 2010 (dollars in thousands):

	Year Ended December 31,
	2012	2011	2010
Net Sales
AGY US	$146,096	$155,268	$158,501
AGY Asia	27,151	29,704	28,159

	173,247	184,972	186,660
Intersegment sales	(508)	(1,319)	(2,986)

Total <> Net sales	172,739	183,653	183,674
Cost of goods sold	(152,344)	(171,725)	(168,932)

Gross profit	20,395	11,928	14,742
Selling, general and administrative expenses	(15,530)	(15,801)	(15,823)
Restructuring charges ring charges	(10,733)	(1,370)	(2,658)
Amortization of intangible assets	(1,003)	(1,003)	(1,003)
Long-lived assets / trademarks impairment charge	(14,236)	(37,898)	—
Other operating (expense) income, net	(78)	1,120	6,415

(Loss) income from the operations	(21,185)	(43,024)	1,673
Other non-operating income, net	238	75	186
Interest expense	(24,120)	(23,721)	(22,782)

Loss before income taxes	(45,067)	(66,670)	(20,923)
Income tax benefit (expense)	130	(93)	6,346

Net loss	(44,937)	(66,763)	(14,577)
Less: Net loss (income) attributable to noncontrolling interest	4,734	12,240	(1,545)

Net loss attributable to AGY Holding Corp.	$(40,203)	$(54,523)	$(16,122)

Net Sales
AGY US	84.6%	84.5%	86.3%
AGY Asia	15.7	16.2	15.3

	100.3	100.7	101.6
Intersegment sales	(0.3)	(0.7)	(1.6)

Total <> Net sales	100.0	100.0	100.0
Cost of goods sold	(88.2)	(93.5)	(92.0)

Gross profit	11.8	6.5	8.0
Selling, general and administrative expenses	(9.0)	(8.6)	(8.6)
Restructuring charges ring charges	(6.2)	(0.7)	(1.4)
Amortization of intangible assets	(0.6)	(0.6)	(0.6)
Long-lived assets / trademarks impairment charge	(8.2)	(20.6)	—
Other operating (expense) income, net	(0.1)	0.6	3.5

(Loss) income from the operations	(12.3)	(23.4)	0.9
Other non-operating income, net	0.1	—	0.1
Interest expense	(13.9)	(12.9)	(12.4)

Loss before income taxes	(26.1)	(36.3)	(11.4)
Income tax benefit (expense)	0.1	(0.1)	3.4

Net loss	(26.0)	(36.4)	(8.0)
Less: Net loss (income) attributable to noncontrolling interest	2.7	6.7	(0.8)

Net loss attributable to AGY Holding Corp.	(23.3)	(29.7)	(8.8)

As further discussed below, we use EBITDA and Adjusted EBITDA, which are non-GAAP financial measures, to measure our financial performance.

EBITDA and Adjusted EBITDA (which are defined below) are reconciled from net income (loss) determined under GAAP as follows (dollars in thousands):

	Year ended December 31,
	2012	2011	2010
Statement of operations data:
Net loss	$(44,937)	$(66,763)	$(14,577)
Interest expense	24,120	23,721	22,782
Income tax (benefit) expense	(130)	93	(6,346)
Depreciation and amortization	11,034	16,456	19,649

EBITDA	$(9,913)	$(26,493)	$21,508

	Year ended December 31,
	2012	2011	2010
EBITDA	$(9,913)	$(26,493)	$21,508
Adjustments to EBITDA:
Alloy depletion charge, net (a)	7,301	7,310	8,103
Non-cash compensation charges (b)	122	199	43
Restructuring charges (c)	10,733	1,370	2,658
Management fees (d)	758	757	750
Long-lived assets / trademarks impairment charge (e)	14,236	37,898	—
Gain from contract termination (f)	—	—	(6,276)
(Gain) loss on disposition of assets and others (g)	(271)	(1,284)	258

Adjusted EBITDA	22,966	19,757	27,044
Less: Adjusted EBITDA attributable to the noncontrolling interest	(1,332)	(1,923)	(2,171)

Adjusted EBITDA attributable to AGY Holding Corp.	$21,634	$17,834	$24,873

	Year ended December 31,
	2012	2011	2010
AGY US and Corporate	$18,527	$13,347	$19,808
AGY Asia	3,107	4,487	5,065

	$21,634	$17,834	$24,873

(a)	We purchase or lease alloy metals that are used in our manufacturing process. During the manufacturing process a small portion of the alloy metal is physically consumed. When the metal is actually consumed we recognize a non-cash charge. This expense is recorded net of the amount of metal that can be recovered after some specific treatment and net of charges associated which such recovery treatment.
(b)	Reflects the non-cash compensation expenses related to awards under Holdings’ 2006 Stock Option Plan and Holdings’ Restricted Stock granted to certain members of management.
(c)	Reflects the elimination of the restructuring charges associated primarily with (i) the engagement of a global professional services firm in 2012 and 2011 to lead 1) rapid operational improvement opportunities, reset the strategic direction and provide interim senior management services for AGY US and 2) refinancing and recapitalization discussions with lenders or a change of control of AGY Asia, (ii) reduction in the AGY US salaried force, and (iii) the relocation of some manufacturing equipment in 2010 to reduce our cost structure, streamline processes and optimize the AGY US manufacturing footprint.
(d)	Reflects the elimination of the annual management fee and expenses payable to the Sponsor, pursuant to the management agreement entered into in connection with the Acquisition.
(e)	Reflects the elimination of the charges associated with (i) the impairment of AGY Asia long-lived assets, which was recognized in 2011 and in the third quarter of 2012 for $37,898 and $13,749, respectively and (ii) the $487 impairment of the trademarks related to the AGY US segment, which was recognized in the fourth quarter of 2012.
(f)	Reflects the elimination of the gain from contract termination for breaches of covenants of a supply agreement entered into by AGY Asia in 2009 at the time of the acquisition.
(g)	Reflects primarily the elimination of the gain (loss) recorded versus historical book value on the sale or exchange of some non-operating assets.

EBITDA is defined as earnings before interest, taxes, depreciation and amortization. EBITDA is a measure used by management to measure operating performance. EBITDA is not a recognized term under GAAP and does not purport to be an alternative to (a) net income as a measure of operating performance or (b) cash flows from operating activities as a measure of liquidity. Additionally, EBITDA is not intended to be a measure of free cash flow available for management’s discretionary use, as it does not reflect certain cash requirements such as interest payments, tax payments and debt service requirements. Management believes EBITDA is helpful in highlighting trends because EBITDA excludes the results of decisions that are outside the control of operating management and can differ significantly from company to company depending on long-term strategic decisions regarding capital structure, the tax jurisdictions in which companies operate and capital investments. In addition, management believes that EBITDA provides more comparability between our historical results and our recent results that reflect purchase accounting and changes in our capital structure. Management compensates for the limitations of using non-GAAP financial measures by using them to supplement GAAP results to provide a more complete understanding of the factors and trends affecting the business than GAAP results alone. Because not all companies use identical calculations, these presentations of EBITDA may not be comparable to other similarly titled measures of other companies.

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

Year ended December 31, 2012 compared to year ended December 31, 2011

Net sales. Net sales decreased $10.9 million, or 6.0%, to $172.7 million for the year ended December 31, 2012, from $183.7 million during 2011. AGY US experienced a $9.2 million, or 5.9% net decrease in sales for the year ended December 31, 2012, compared to the same period of 2011, was primarily due to $19.5 million of lower sales volumes partly offset by $10.3 million of favorable product mix. Aerospace revenues were $41.8 million, or up 7% when compared to 2011, reflecting continued robust demand for both aircraft retrofit and new build activity with an ongoing bias toward lighter-weight interior materials. Defense revenues were $9.2 million, or down 15%, compared to prior year, as a result of fewer international structural armor programs in 2012. The electronics market revenues decreased $5.6 million to $25.9 million, or 18% compared to 2011, reflecting lower demand, competitive pressures and the benefit in the second quarter of 2011 from filling at a price premium product shortages in the Asia marketplace after the 2011 earthquake in Japan. The industrial market revenues of the U.S. operating segment decreased to $69.2 million, or 6% compared to the year ended December 31, 2011. This decrease reflects $1.9 million, $1.6 million and $1.2 million of lower construction, automotive and other miscellaneous industrial revenues, respectively, driven by product rationalization, mix enrichment actions and customer management of inventory levels, which started during the third quarter of 2011 due to a weak economic environment. AGY Asia’s contribution to consolidated net sales was $26.6 million, or a $1.7 million decrease in revenues compared to prior year (after accounting for the elimination of $0.5 and $1.3 million of intercompany sales in 2012 and 2011, respectively) due primarily to pricing pressure in the Asian electronics market.

Gross profit. Consolidated gross profit was $20.4 million, or 11.8% of net sales for the year ended December 31, 2012, compared to $11.9 million, or 6.5% of net sales, for the year ended December 31, 2011. Gross profit for AGY US increased $6.2 million during 2012 compared to the same period of 2011, due principally to (i) $9.3 million of lower manufacturing cash costs from the execution of operational improvement projects and cost control initiatives in a stable manufacturing environment, (ii) $5.5 million impact from improvements in average selling price and favorable product mix, (iii) $1.5 million decrease of cost of goods sold with higher margins due primarily to standard costs revaluations occurring during the first quarter of 2012, and (iv) $1.1 million lower depreciation expense. These gains were offset by (i) $9.0 million of decreased margin from lower annual sales volumes in 2012 compared to 2011 and (ii) a net increase of $2.2 million in non-cash costs resulting from (a) $1.1 million increase of cost of goods sold from the 2012 sale of inventory, manufactured in 2011 with larger efficiency losses, (b) $1.0 million increase of cost of goods sold from indirect cost absorption related to a larger inventory increase during the year 2011 when compared to 2012, and (c) $0.1 million of higher metal operating losses. AGY Asia segment gross profit increased $2.3 million as inflation in labor and energy costs was more than offset by $4.5 million of lower depreciation expense and alloy metal depletion. The decrease in depreciation and alloy metal resulted from the impairment of AGY Asia long-lived assets, which was recorded as of December 31, 2011 and as of September 30, 2012.

Selling, general and administrative expenses. Selling, general and administrative (“SG&A”) expenses decreased $0.3 million to $15.5 million during the year ended December 31, 2012 compared to $15.8 million during 2011. This primarily reflects a $0.25 million decrease of SG&A for AGY US resulting from the benefit of reduced headcount and overhead spending, partly offset by a $0.9 million variable compensation accrual recorded during the year ended December 31, 2012 when compared to the same period of 2011. AGY Asia SG&A decreased $0.05 million year over year. However given the net sales decrease year-over-year SG&A expenses increased from 8.6% of net sales for the year ended December 31, 2011 to 9.0% of net sales for the year ended December 31, 2012.

Restructuring charges. In the year ended December 31, 2012, we recorded $10.7 million in restructuring charges, of which (i) $9.0 million resulted from the actions we initiated in our AGY US segment during the last year to improve our organizational cost structure, operational efficiency, production stability, quality and liquidity position and reset the strategic direction, and (ii) $1.7 million were primarily in conjunction with the engagement of advisors in 2012 to assist with the refinancing or a possible combination of AGY Asia with another party. For both business segments, the restructuring charges related primarily to professional fees. In the year ended December 31, 2011, we recorded $1.4 million in restructuring charges in our AGY US segment that related primarily to severance and professional fees. See further disclosures in Note 7 to the accompanying Consolidated Financial Statements for the year ended December 31, 2012.

Long-lived assets and trademarks impairment charges. During 2011, the Company determined that the carrying value of AGY Asia long-lived assets exceeded their fair value and recognized an impairment of $37.9 million at December 31, 2011. Various factors in the AGY Asia reporting segment, including (a) continued lower than expected profitability and cash flows, (b) pending debt service requirements and (c) expected future cash flows derived from the non-binding offers received in connection with the contemplated change of control transaction, triggered management to reevaluate the potential impairment of the long-lived assets of this reporting segment. As a result, the Company concluded that the long-lived assets were impaired, and recorded an additional impairment charge of $13.7 million, classified in “loss from operations” in 2012. See further disclosures in Note 4 to the accompanying Consolidated Financial Statements for the year ended December 31, 2012. Additionally, as of December 31, 2012, the Company determined that the carrying value of the trademarks of AGY US exceeded their fair value and recognized a non-cash impairment charge of approximately $0.5 million, classified as a “loss from operations” for the year ended December 31, 2012.

Other operating (loss) income. During the year ended December 31, 2012, other operating loss of $0.1 million was not significant. During the year ended December 31, 2011, other operating income of $1.1 million consisted primarily of a $1.3 million gain recognized on sale of some precious metals.

Other non-operating income. During the years ended December 31, 2012 and 2011, other non-operating income of $0.2 million and $0.08 million, respectively, was not significant.

Interest expense. Interest expense increased $0.4 million from $23.7 million for the year ended December 31, 2011 to $24.1 million for the year ended December 31, 2012. The increase was primarily due to higher borrowing costs for AGY US in 2012 compared to 2011.

Income tax benefit (expense). Income tax benefit / (expense) changed from $0.1 million tax expense for the year ended December 31, 2011 to a $0.1 million tax benefit for the year ended December 31, 2012. During the year ended December 31, 2012, our effective tax rate was a benefit of 0.29%. This rate varied from the statutory rate of 34% due primarily to the change in the valuation allowance for domestic deferred tax assets, which are not more-likely-than-not to be realized, change in foreign valuation allowance, losses on domestic and foreign subsidiaries with no tax benefit, state taxes and foreign rate differential. Generally, the Company can recognize deferred tax assets for the losses incurred until such time that the aggregate deferred tax assets exceed aggregate deferred tax liabilities that do not relate to assets with an indefinite useful life. During the year ended December 31, 2011, our effective tax rate was an expense of (0.14%). This rate varied from the statutory rate of 34% due primarily to the change in the valuation allowance for domestic deferred tax assets, which are not more-likely-than-not to be realized, change in foreign valuation allowance, losses on domestic and foreign subsidiaries with no tax benefit, and foreign rate differential, which benefits were partially offset by state taxes.

Net loss. As a result of the aforementioned factors, including $10.7 million of restructuring costs that offset improved AGY US operating performances, a $13.7 million impairment charge on AGY Asia long-lived assets before noncontrolling interest, and a $0.5 million impairment charge on AGY US trademarks, we reported a net loss attributable to AGY Holding Corp. of $40.2 million for the year ended December 31, 2012, compared to a net loss attributable to AGY Holding Corp. of $54.5 million for the year ended December 31, 2011, which included $1.4 million of restructuring costs and a $37.9 million impairment charge on AGY Asia long-lived assets before noncontrolling interest . The net result attributable to the 30% noncontrolling interest in AGY Asia not owned by AGY Holding Corp. was a $4.7 million loss and a $12.2 million loss for the first year of 2012 and 2011, respectively.

Year ended December 31, 2011 compared to year ended December 31, 2010

Net sales. Net sales remained flat at $183.7 million for the years ended December 31, 2010 and 2011. AGY Asia contributed $3.2 million of additional revenue (after accounting for the elimination of $1.3 million and $3.0 million of intercompany sales in 2011 and 2010, respectively) due primarily to the stronger Asian electronics market and pricing momentum through the first half of 2011. The $3.2 million, or 2.0%, net decrease in sales generated by AGY US for the year ended December 31, 2011, compared to the same period of 2010 was primarily due to $22.8 million of lower sales volumes, while a favorable product mix and pricing increases accounted for an increase in sales of $19.6 million. Aerospace and defense revenues were $49.9 million, or up 10% when compared to the prior year. This increase reflects a record sales level for aerospace, which increased by 18% compared to the year ended December 31, 2010 as a result of continued robust demand for aircraft retrofit, new build activity and pricing actions, while defense sales were negatively impacted by delays in certain major international programs. The electronics market revenues increased to $31.5 million, or 12%, compared to the same period in 2010, reflecting pricing actions, plus increased demand for specialty electronics fibers, which also drove mix enrichment within this market during the year. The general and industrial (“G&I”) market revenues decreased globally to $73.9 million, or 13%. This $11.0 decrease was largely caused by our CFM business, which decreased $6.9 million, or 30%, to $16.4 million, when compared to the prior year as a result of market share loss at key accounts following late 2010 pricing actions. In addition, G&I revenues were negatively impacted by lower construction market revenues, which decreased $7.1 million, or 34%, to $14.0 million for the year ended December 31, 2011, reflecting some capacity-constrained sales only in part offset by 2011 pricing actions. These decreases were partly offset by a $3.1 million increase in other industrial and automotive market revenues driven by pricing actions and mix enrichment compared to the prior year.

Gross profit/ loss. We reported a consolidated gross profit of $12.0 million, or 7% of net sales for the year ended December 31, 2011, compared to $14.7 million, or 8% of net sales, for the year ended December 31, 2010. AGY Asia segment profitability contribution decreased $1.6 million as increased margin from sales was more than offset by increased production costs due primarily to inflation in raw material, labor and energy costs and the appreciation of the Chinese currency compared to the U.S. Dollar. AGY US’s contribution to the total gross profit decreased $1.1 million during the year, when compared to 2010. The profitability of our AGY US segment benefited from $20.4 million of margin from a more favorable product mix and pricing actions executed over the last five quarters, but was negatively impacted by $8.8 million of lower shipments due to constrained sales and reduced demand in certain markets. The $11.6 million net gain resulting from sales, however, was offset by increased manufacturing costs and challenges we faced in operations where we experienced larger than expected manufacturing efficiency losses from the destabilizing effect of major capacity scale up in our Aiken, South Carolina plant during the first half of 2011. In 2010, the AGY US segment results were also negatively impacted by $4.1 million of accelerated depreciation expenses related to the 2010 restructuring initiatives to optimize the U.S. manufacturing footprint, which totaled only $0.2 million in 2011.

Selling, general and administrative expenses. SG&A expenses remained flat at $15.8 million, or 8.6% of net sales, for both of the years ended December 31, 2011 and 2010. The AGY US segment offset the negative impact of merit increases and payroll tax adjustments by reducing discretionary expenses and headcount, primarily during the fourth quarter of 2011.

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

Long-lived assets impairment charge. Various factors in the AGY Asia reporting segment including (a) lower than expected operating profit and cash flows, (b) pending debt service requirements and (c) significant capital needs for the rebuilding of the furnace during 2012, triggered management to evaluate the potential impairment of the long-lived assets of this reporting segment at December 31, 2011. Accordingly, the Company concluded that certain of the long-lived assets were impaired and recorded an impairment charge of $37.9 million, classified in “loss from operations” in 2011. See further disclosures in Note 5 to the Consolidated Financial Statements for the year ended December 31, 2011.

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

Income tax benefit (expense). Income tax benefit / (expense) changed from $6.3 million tax benefit for the year ended December 31, 2010 to a $0.1 million tax expense for the year ended December 31, 2011 due to the limitation on recording tax benefits from net operating losses. During the year ended December 31, 2011, our effective tax rate was an expense of (0.14%). This rate varied from the statutory rate of 34%, due primarily to the change in the valuation allowance for domestic deferred tax assets, which are not more-likely-than-not to be realized, change in foreign valuation allowance, losses on domestic and foreign subsidiaries with no tax benefit, and foreign rate differential, which benefits were partially offset by state taxes. Generally, the Company can recognize deferred tax assets for the losses incurred until such time that the aggregate deferred tax assets exceed aggregate deferred tax liabilities that do not relate to assets with an indefinite useful life. During the year ended December 31, 2010, our effective tax rate was a benefit of 30.3%. This rate varied from the statutory rate of 34%, due primarily to establishment of valuation allowance during 2010 for domestic deferred tax assets, which are not more-likely-than-not to be realized, change in foreign valuation allowance, losses on domestic and foreign subsidiaries with no tax benefit, and foreign rate differential, which benefits were partially offset by state taxes.

Net income (loss). As a result of the aforementioned factors, including primarily (a) higher than expected manufacturing efficiency losses in AGY US, (b) higher production costs in AGY Asia and additional restructuring and impairment charges in 2011, (c) accelerated depreciation and restructuring charges for the AGY US segment and (d) gain on contract termination related to AGY Asia in 2010, we reported a net loss attributable to AGY of $54.5 million for the year ended December 31, 2011, compared to a net loss of $16.1 million for the year ended December 31, 2010. The net loss attributable to the 30% noncontrolling interest in AGY Asia for the year ended December 31, 2011 was $12.2 million compared to net income of $1.5 million for the year ended December 31, 2010.

LIQUIDITY AND CAPITAL RESOURCES

AGY Holding Corp. and its Domestic Subsidiaries’ Liquidity

In 2012, our principal sources of domestic liquidity were cash on hand, cash from operations and borrowings from our revolving credit facility. Our domestic need for liquidity arises primarily from interest payments on the outstanding $172.0 million principal amount of our Notes, interest and principal payments on our Amended Credit Facility, the funding of capital expenditures, alloy metals, strategic initiatives, restructuring expenses, normal recurring operating expenses and working capital requirements. As of December 31, 2012, AGY US had total liquidity of $10.6 million, consisting of $0.2 million in unrestricted cash and approximately $10.4 million of borrowing availability under the Amended Credit Facility. If our borrowing availability under the Amended Credit Facility falls below $6.25 million, we will be subject to a springing financial maintenance covenant under which we would likely be in default. In the next 12 months, interest payments of approximately $19.0 million will be due under the Notes. In the event we are not able to meet those payments, we will seek one or more options to strengthen our liquidity, including a sale of assets or other financing arrangements. Please refer to “Risk Factors – Risks Related to our Indebtedness” for additional discussion regarding our liquidity.

There are no mandatory payments of principal on the Amended Credit Facility or on the Notes scheduled prior to their earliest maturity in August 2014 and November 2014, respectively.

AGY Asia’s Liquidity

AGY Asia’s cash requirements stem primarily from interest and principal payment, capital expenditures, alloy metals, strategic and restructuring initiatives, normal recurring operating expenses and working capital requirements and have been historically funded by cash on hand, cash from operations and borrowings under the AGY Asia financing arrangement (“AGY Asia Credit Facility”).

As of December 31, 2012, AGY Asia had total liquidity of $3.5 million, consisting of unrestricted cash. In April 2012, the remaining unused commitment of approximately $2.5 million under the term loan and the working capital loan was terminated by the AGY Asia lender. As a result, there are no amounts available to be borrowed under the AGY Asia Credit Facility. After several amendments of the term loan amortization negotiated in 2012, AGY Asia has mandatory repayment obligations of $23.0 million in 2013, of which $16.9 million is due in April and $6.1 million is due in October. The lender retains the right to accelerate the loan repayment at any time if the lender deems that no substantial progress on AGY Asia refinancing, recapitalization or change of control is being made. There is no assurance that we will be able to permanently revise the term loan amortization schedule on terms acceptable to us, or at all. If AGY Asia is unable to reach agreement with its lender to modify the term loan amortization schedule beyond April 2013, then AGY Asia may default under its loan agreement and the total outstanding debt of approximately $27.4 million may be accelerated. As a result, all the outstanding borrowings under the term loan were classified as current liabilities as of December 31, 2012.

In addition, the working capital loan of AGY Asia in the aggregate amount of approximately $11.6 million matures in April 2013. If AGY Asia is unable to obtain an extension of the commitment or refinance the working capital loan prior to maturity, or if the commitment amount of any refinancing should be decreased, AGY Asia’s ability to finance its current operations and meet its short-term obligations could be adversely affected.

Please refer to “Risk Factors – Risks Related to our Indebtedness” for additional discussion regarding the liquidity of AGY Asia.

Working Capital

We define working capital as total current assets, excluding unrestricted cash, less total current liabilities, including short-term borrowings and current portion of long-term debt. We reported a working capital deficiency of $15.6 million and $13.3 million on December 31, 2012 and 2011, respectively.

AGY US working capital was $20.3 million and $21.2 million as of December 31, 2012 and 2011, respectively. The $0.9 million decrease related to (a) a $2.9 million increase in accrued liabilities, due primarily to $1.5 million of variable compensation accrual and increase of accrued restructuring expenses, (b) a $2.3 million decrease in inventories, (c) a $0.9 million decrease in current deferred tax, offset by (d) a $1.3 million decrease in trade payables, and (e) increases of $2.8 million, $0.6 million and $0.5 million in AGY US trade receivables, current assets and restricted cash, respectively.

AGY Asia reported a working capital deficiency of $35.9 million and $34.5 million on December 31, 2012 and 2011, respectively. The $1.4 million decrease related to (a) a $2.6 million decrease in trade receivables, (b) a $0.7 million decrease in inventories, (c) a $0.5 million increase in trade payables, offset by (d) a $0.7 million increase in restricted cash, (e) a $1.4 million decrease in short-term borrowings and current portion of long-term, and (e) a $0.3 million increase in current assets and current deferred tax.

Contractual Obligations

In the ordinary course of business, the Company enters into contractual obligations to make cash payments to third parties. The Company’s known contractual obligations as of December 31, 2012 were as follows (in thousands):

		Payment due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Short-term and long-term debt obligations (1)	$253,181	$38,956	$214,225	$—	$—
Operating lease obligations (2)	2,749	1,077	1,672	—	—
Unconditional purchase obligations (3)	—	—	—	—	—
Alloy lease obligations (4)	2,070	2,070	—	—	—
Interest on short-term and long-term debt obligations (5)	38,826	21,168	17,658	—	—
Letters of credit	2,533	2,533	—	—	—

Total	$299,359	$65,804	$233,555	$—	$—

(1)	Includes the classification of all the outstanding borrowings under the term loan of AGY Asia as current liabilities due to the uncertainty to satisfactorily revise the term loan amortization schedule with the lender beyond July 2012.
(2)	Includes those leases, which have non-cancellable terms in excess of one year.
(3)	Purchase obligations are commitments to suppliers to purchase goods or services, and include take-or-pay arrangements, capital expenditures, and contractual commitments to purchase equipment. We did not include ordinary course of business purchase orders in this amount as the majority of such purchase orders may be canceled and are reflected in historical operating cash flow trends. We do not believe such purchase orders will adversely affect our liquidity position.
(4)	Includes future minimum rentals of leased alloy metals.
(5)	Interest on variable rate debt is calculated using the weighted-average interest rate in effect as of December 31, 2012 for all future periods.

The table also does not include future estimated benefits payments for pension and other post-retirement benefit obligations, which are included in Notes 12, to the 2012 Consolidated Financial Statements.

Year ended December 31, 2012 compared to year ended December 31, 2011

Cash flows from operating activities

Cash used by operating activities was $8.1 million for the year ended December 31, 2012, compared to $2.3 million used for the year ended December 31, 2011. The $5.8 million increase in cash used by operating activities is primarily due to a $11.5 million loss (as adjusted for non-cash items) compared to a $5.4 million loss (as adjusted for non-cash items) recognized in 2011. The increased loss (as adjusted for non-cash items) is primarily attributable to a $9.3 million increase in restructuring costs, which partly offset the operational improvements in the AGY US segment. Cash provided by working capital components was $3.4 million and $3.1 million for the year ended December 31, 2012 and 2011, respectively.

Cash flows from investing activities

Cash used by investing activities was $4.7 million for the year ended December 31, 2012, compared to nil during the prior year. The $4.7 million increase in cash used by investing activities was primarily due to (i) $6.1 million in net proceeds from alloy sales recognized in 2011 as compared to nil in 2012, (ii) a $1.5 million and $0.7 million increase in AGY US and AGY Asia restricted cash, respectively, to provide collateral support for equipment leases under the Amended Credit Facility and for letters of credit issued by AGY Asia in support of trade supplier payments, partly offset by (iii) a decrease in capital spending primarily attributable to AGY US.

Cash flows from financing activities

Cash provided by financing activities was $14.1 million for the year ended December 31, 2012, compared to $1.4 million provided for the year ended December 31, 2011. The $12.7 million increase was primarily attributable to (i) a $10.2 million increase in cash provided by revolver loans to AGY US, (ii) a $3.2 million increase in cash provided by revolver loans to AGY China due to the renegotiated amortization schedules of the loans, partly offset by (ii) $1.6 million of debt issuance costs incurred by AGY US during 2012 compared to $1.0 million in 2011 related to our Amended Credit Facility.

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

Indebtedness

AGY US

Senior Secured Revolving Credit Facility. On June 15, 2012, the Company entered into the Second Amended and Restated Credit Facility that provides for an expanded credit facility of up to $60 million and matures on the earlier of June 15, 2016 or 90 days prior to the maturity date of the senior secured notes. On July 25, 2012, the Company amended its credit facility to, among other things, permit the amendment of the Original Master Lease Agreement, to require delivery of certain additional reports and to add a minimum Fully Adjusted EBITDA (as defined in the Amended Master Lease Agreement) financial covenant, which is measured as of each calendar quarter end based on the last four quarters’ Fully Adjusted EBITDA (see Note 18 to the accompanying Consolidated Financial Statements for the year ended December 31, 2012).

Availability under the facility is determined by a borrowing base equal to the sum of: (i) an advance rate against eligible accounts receivable of up to 85%, plus (ii) the lesser of (A) 65% of the book value of eligible inventory (valued at the lower of cost or market) and (B) 85% of the net orderly liquidation value for eligible inventory, plus (iii) up to $40 million of eligible alloy inventory, plus (iv) subject to the extension, replacement or renewal of, on terms and conditions satisfactory to agent (as defined in the Amended Credit Facility), the lesser of (A) 70% of the net orderly liquidation value of eligible equipment, plus 50% of the fair market value of eligible real estate, (B) an amount equal to $6 million on the Closing Date and reduced by $375,000 on the day after the last day of each full Fiscal Quarter thereafter and (C) 15% of the Borrowing Base, minus (v) 100% of mark-to-market risk on certain interest hedging arrangements, minus (vi) a reserve of $2.5 million, and minus (vii) other reserves as the lender may determine in its permitted discretion. This amended definition of the borrowing base calculation resulted in lower reserves and higher advance rates on certain of our assets when compared to the definition that was in effect prior to the amendment of the credit facility as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011, originally filed with the SEC on March 30, 2012.

The interest rate for borrowings is LIBOR, plus 4.0% or Base Rate, plus 3.0% and may be adjusted downward to LIBOR, plus 3.5% or Base Rate, plus 2.5%, depending on the Company’s Fixed Charge Coverage Ratio. In addition, there are customary commitment and letter of credit fees under the Amended Credit Facility.

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

The Company incurred approximately $1.6 million in issuance costs, which will be expensed over the life of the Amended Credit Facility.

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

The Amended Credit Facility permits the lenders to accelerate payment of the outstanding principal and accrued and unpaid interest and/or to terminate their commitment to lend any additional amounts upon certain events of default, including, but not limited to failure to pay principal or interest or other amounts when due, breach of certain covenants or representations including breach of the springing covenant, cross-defaults to certain other agreements and indebtedness in excess of specified amounts, a change of control, or default under our obligation regarding the AGY Asia option exercise.

The Company was in compliance with all such covenants as of December 31, 2012. The Company, however, would not have satisfied the springing financial maintenance covenant at December 31, 2012, had it been in effect.

As of December 31, 2012, our borrowing base, calculated in accordance with the terms of the Amended Credit Facility, was $55.2 million. As of December 31, 2012, the Company had issued letters of credit totaling approximately $2.5 million and had cash borrowings of approximately $42.2 million under the facility. The weighted average interest rate for cash borrowings outstanding as of December 31, 2012 was 4.3%. Borrowing availability after giving effect to the borrowing base at December 31, 2012 was approximately $10.4 million.

Senior Second Lien Notes. In connection with our refinancing on October 25, 2006, we issued $175.0 million aggregate principal amount of 11% senior second lien notes (“Old Notes”) to an initial purchaser, which were subsequently resold to qualified institutional buyers and non-U.S. persons in reliance upon Rule 144A and Regulation S under the Securities Act of 1933, as amended. We consummated an exchange offer of the Old Notes in June 2008. Interest on the Notes is payable semi-annually on May 15 and November 15 of each year. Our obligations under the Notes are fully and unconditionally guaranteed, jointly and severally, on a second-priority basis, by each of our existing and future domestic subsidiaries, other than immaterial subsidiaries, that guarantee our indebtedness, including the Amended Credit Facility, or the indebtedness of any of our restricted subsidiaries. The indenture does not allow us to pay dividends or distributions on our outstanding capital stock (including to our parent) and limits or restricts our ability to incur additional debt, repurchase securities, make certain prohibited investments, create liens, transfer or sell assets, enter into transactions with affiliates, issue or sell stock of a subsidiary or merge or consolidate. The indenture permits the trustee or the holders of 25% or more of the Notes to accelerate payment of the outstanding principal and accrued and unpaid interest upon certain events of default, including failure to make required payments of principal and interest when due, uncured violations of the material covenants under the indenture or if lenders accelerate payment of the outstanding principal and accrued unpaid interest due to an event of default with respect to at least $15.0 million of our other debt, such as under the Amended Credit Facility.

The indenture does not contain any financial maintenance covenants.

In February 2009, we repurchased $3.0 million face amount of Notes for $1.8 million, plus accrued interest and commission, resulting in a net gain on extinguishment of debt of approximately $1.1 million (net of deferred financing fees written off), classified as “other non-operating income”.

As of December 31, 2012, the estimated fair value of the Notes was $80.3 million compared to a recorded book value of $172 million.

AGY Asia

The AGY Asia Credit Facility consists of a term loan with an original maturity of five years and a one-year working capital loan with original commitments of approximately $43.3 million and $12.5 million, respectively, converted at the then-current exchange rate.

In April 2012, the remaining unused commitment of approximately $2.5 million under the term loan and the working capital loan was terminated by the AGY Asia lender. As a result, there is no remaining availability under the AGY Asia Credit Facility.

All amounts borrowed under the AGY Asia Credit Facility are non-recourse to AGY Holding Corp. or any other domestic subsidiary of AGY Holding Corp.

Term loan. This facility is secured by AGY Asia’s building, alloy metals and equipment and bears interest annually at the rate of either the five-year lending rate as published by the People’s Bank of China, plus a margin, or six-month LIBOR, plus 3.0%. Term loan borrowings may be made in both local currency and U.S. Dollars, up to certain limits. At December 31, 2012, AGY Asia had borrowings of approximately $27.4 million under the term loan, consisting of a local currency loan of RMB 148,500, or approximately $23.5 million converted at the period-end exchange rate, and a U.S.-Dollar-denominated loan of $3.75 million. The weighted average interest rate for cash borrowings outstanding as of December 31, 2012 was 6.8%.

AGY Asia has mandatory term loan repayment obligations of $23.0 million in 2013 and $4.4 million in 2014. On several occasions in 2012, AGY Asia and its lender amended the term loan amortization to defer the $10.5 million required principal payment originally due in two installments payable in April and October 2012. The principal payment is now due in three installments: two down payments of $0.25 million each were due and paid in October 2012 and January 2013 and the balance of $16.9 million is due in April 2013 (including the original principal payment of $6.9 million due in April 2013). In addition, the lender has the right to accelerate the loan repayment at any time if the lender deems that no substantial progress on AGY Asia refinancing, recapitalization or change of control is being made. There is no assurance that we will be able to permanently revise the term loan amortization schedule on terms acceptable to us, or at all. If AGY Asia is unable to reach agreement with its lender to modify the term loan amortization schedule beyond April 2013, then AGY Asia may default under its loan agreement and the total outstanding debt of approximately $27.4 million may be accelerated. As a result of this uncertainty, all the outstanding borrowings under the term loan were classified as current liabilities as of December 31, 2012.

Working Capital Loan. The working capital loan facility is a one-year financing agreement. It is secured by existing and future equipment and assets acquired by AGY Asia and bears interest annually at the rate of either the three-year lending rate as published by the People’s Bank of China, or three-month LIBOR, plus 3.0%. Working capital loan borrowings may be made in both local currency and U.S. Dollars, up to certain limits. In October 2012, AGY Asia received an extension of the working capital loan facility to April 2013. However, there is no assurance that we will be able to obtain an extension of the commitment beyond April 2013 on terms acceptable to us, or at all.

At December 31, 2012, the Company had borrowings of approximately USD $11.6 million outstanding under the working capital loan consisting of (i) a local currency loan of RMB 66,500, or approximately USD $10.6 million converted at the period-end exchange rate, and (ii) a U.S.-Dollar-denominated loan of $1.0 million. The weighted average interest rate for cash borrowings outstanding as of December 31, 2012 was 6.5%.

At December 31, 2012, AGY Asia had no outstanding discounted LCs.

In July 2012, the lender declined to extend the letter of credit facility in support of trade supplier payments that was previously in place. AGY Asia is required to provide full guarantee deposits to secure any trade letters of credit and such cash collateral is recorded as restricted cash.

The loan agreements contain customary representations and warranties and customary affirmative and negative covenants, including, among other things, interest coverage, maximum debt-to-assets ratio, restrictions on indebtedness, liens, investments, mergers and consolidations, dividends and other payments in respect of capital stock, and transactions with affiliates. The loan agreements also include customary events of default, including a default upon a change of control. At December 31, 2012, AGY Asia was in compliance with all such covenants, except its debt-to-assets ratio exceeded the 60% limit set in the covenants. This technical default can be cured under the working capital loan agreements by an additional capital contribution if made by the stockholders within three months. Given the potential sale transaction in progress, the stockholders of AGY Asia do not expect to make any additional capital contribution.

As indicated above, all amounts borrowed under the AGY Asia Credit Facility are non-recourse to AGY Holding Corp. or any other domestic subsidiary of AGY Holding Corp. All amounts borrowed under the AGY Asia Credit Facility are non-recourse to AGY Holding Corp. or any other domestic subsidiary of AGY Holding Corp.

Other Balance Sheet Items

Net Property, Plant and Equipment and Alloy Metals. Net property, plant and equipment and alloy metals decreased $28.1 million from December 31, 2011 to December 31, 2012, primarily due to $13.75 million of AGY Asia long-lived assets impairment charge and $17.3 million of depreciation and alloy metals depletion expenses. We expended $3.1 million for capital projects, including accrued construction in progress.

Off-Balance Sheet Resources and Obligations

Alloy Metal Leases

We lease under short-term operating leases a significant portion of the alloy metals needed to support our manufacturing operations. For the year ended December 31, 2012, total lease costs of alloy metals were approximately $4.8 million, compared to $4.3 million for the year ended December 31, 2011, and were classified as a component of cost of goods sold. Our lease expense is dependent on several factors, including the amount of alloy leased, market spot rates for the alloy and associated lease rates. Market spot rates are subject to daily fluctuation and this fluctuation could result in material changes to our alloy lease expense.

The Company has been leasing alloy metals under the DB Master Lease Agreement since October 2009. In July 2012, we entered into an amended and restated master lease agreement (the “Amended Master Lease Agreement”) with DB, which extended the maturity date under the agreement to May 31, 2013 from October 7, 2012. The Amended Master Lease Agreement allows AGY US to enter into leases of alloy metals, up to 51,057 ounces of platinum and up to 3,308 ounces of rhodium, with terms of one to twelve months. Lease costs are determined by the quantity of metal leased, multiplied by a benchmark value of the applicable precious metal and a margin above the lease rate index based on DB’s daily precious metal rates. The Amended Master Lease Agreement is secured by a security interest in rhodium up to a value that is the lesser of 35% of the leased platinum and $24.4 million. The Amended Master Lease Agreement is guaranteed by AGY’s domestic subsidiaries and contains customary events of default, including, without limitation, nonpayment of lease payments, inaccuracy of representations and warranties in any material respect and a cross-default provision with any credit facility or leasing facility greater than $0.5 million, including the Amended Credit Facility and the Notes. In addition, the Amended Master Lease Agreement requires the Company to maintain minimum Fully Adjusted EBITDA (as defined in the Amended Master Lease Agreement, and which adjusts Adjusted EBITDA (as defined in the Amended Master Lease Agreement) primarily for non-cash inventory related adjustments and variable compensation accrual) for AGY US to not be less than $17.75 million for the 12-month period ended December 31, 2012 and $18.25 million for the 12-month period ending March 31, 2013. The Company was in compliance with the minimum Fully Adjusted EBITDA covenant as of December 31, 2012.

At December 31, 2012, we leased approximately 49,751 ounces of platinum and 3,285 ounces of rhodium under the Amended Master Lease Agreement, with a notional value of approximately $72.2 million and $3.7 million, respectively. All of the leases outstanding at December 31, 2012 had initial terms of two to eight months, maturing no later than May 31, 2013 (with future minimum rentals of approximately $2.1 million until maturity in May 2013).

The Company is currently seeking to extend the lease facility beyond its new maturity date in May 2013, but there is no assurance that we will be able to obtain replacement financing with DB or another lessor on terms acceptable to us, or at all. If we are unable to refinance the facility by May 31, 2013 in a manner acceptable to our senior secured revolving lenders, this will be an event of default under that agreement and the lenders may accelerate amounts due under that facility, which could then trigger a default under the Notes.

Commitments and Contingencies

We are not a party to any significant litigation or claims, other than routine matters incidental to the operation of the Company. We do not expect that the outcome of any pending claims will have a material adverse effect on the Company’s financial position, results of operations or cash flows. There may be insignificant levels of asbestos in certain manufacturing facilities; however, we do not expect to incur costs (the costs of which are undeterminable), in the foreseeable future to remediate any such asbestos. Accordingly, we did not record a conditional asset retirement obligation related to such asbestos remediation because we do not have sufficient information to estimate the fair value of the asset retirement obligation in accordance with the guidance of ASC 410.

In addition to the alloy metal leases discussed above, we also lease manufacturing and other equipment and property under operating leases. Total rent expense for the years ended December 31, 2012 and 2011 was approximately $1.4 million and $1.6 million, respectively.

The following summarizes the future minimum lease payments for each of the next five years and the total thereafter (in millions):

Years Ending December 31,

2013	$1.1
2014	1.0
2015	0.6
Thereafter	—

$2.7

In connection with the purchase of AGY Asia, we entered into an option agreement with Grace pursuant to which Grace granted AGY a call option and AGY granted Grace a put option in respect of the 30% interest held by Grace in AGY Asia, in each case until December 31, 2013, unless an extension is mutually agreed. The option price is determined by a formula outlined in the agreement. The exercise of the call option requires certain minimum financial performance levels to be reached by AGY Asia and the put option became exercisable in June 2010. As of December 31, 2012, the redemption amount of the put option was nil compared to an initial carrying value of $12.4 million. Based on these provisions and the divestiture of AGY Asia in progress, the Company believes that neither the call option nor the put option will be exercised in 2013.

RECENTLY ISSUED ACCOUNTING STANDARDS

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

Effective January 1, 2012, the Company adopted on a prospective basis ASU 2011-04, Fair Value Measurement (Topic 820) – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”). The amendments in ASU 2011-04 generally represent clarifications of fair value measurement to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and IFRS. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements, particularly for fair value measurements categorized within Level 3 of the fair value hierarchy. The adoption of ASU 2011-04 did not have an impact on the Company’s consolidated financial statements.

In December 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-11, Disclosures about Offsetting Assets and Liabilities (Topic 210, Balance Sheet). The update requires new disclosures about balance sheet offsetting and related arrangements. For derivatives and financial assets and liabilities, the amendments require disclosure of gross asset and liability amounts, amounts offset on the balance sheet, and amounts subject to the offsetting requirements but not offset on the balance sheet. The guidance is effective December 1, 2013 and is to be applied retrospectively. This guidance does not amend the existing guidance on when it is appropriate to offset; the impact of the adoption of ASU 2011-11 is not expected to have a material impact on the Company’s consolidated financial statements.

In July 2012, the FASB issued updated guidance ASU 2012-02, Intangibles – Goodwill and Other (Topic 350), on the periodic testing of indefinite-lived intangible assets for impairment. The updated guidance gives companies the option to perform a qualitative assessment to determine whether it is more likely than not that an indefinite-lived asset is impaired before performing quantitative impairment testing. The updated accounting guidance is effective for fiscal years beginning after September 15, 2012, with early adoption permitted. The Company believes that the adoption of this guidance will have no material impact on the Company’s consolidated financial statements.

QUARTERLY FINANCIAL DATA (Unaudited)

Quarterly financial data for the years ended December 31, 2012 and 2011 were (in thousands):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2012
Net sales	$47,056	$46,544	$39,514	$39,625
Gross profit	4,704	8,404	5,460	1,827
Net loss	(8,406)	(4,863)	(20,427)	(11,241)
Net loss attributable to AGY Holding Corp.	$(8,396)	$(4,830)	$(16,113)	$(10,864)

2011
Net sales	$44,932	$50,006	$46,602	$42,113
Gross profit	3,050	3,748	2,276	2,854
Net loss	(7,069)	(6,160)	(7,873)	(45,661)
Net loss attributable to AGY Holding Corp.	$(6,888)	$(6,120)	$(7,560)	$(33,955)

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk

We are subject to interest rate risk in connection with our short- and long-term debt. Our principal interest rate exposures relate to the Amended Credit Facility and the AGY Asia Credit Facility. Assuming the Amended Credit Facility is fully available and drawn, each 100 basis point change in interest rates would result in approximately a $0.6 million change in annual interest expense on the Amended Credit Facility. Assuming the AGY Asia Credit Facility is fully drawn, each 100 basis point change in interest rates would result in a change of approximately $0.4 million in annual interest expense for AGY Asia.

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

At December 31, 2012, we had an existing contract for physical delivery of natural gas at our Aiken, South Carolina facility that fixes the commodity cost of natural gas for approximately 65% of our estimated natural gas purchase requirements for the month of January 2013. The contract expired at the end of January 2013. We also entered into fixed-price electricity contracts for our Huntingdon, Pennsylvania facility to cover all of our 2013 South Carolina expected requirements. Although these contracts are considered derivative instruments, they meet the normal purchases exclusion contained in ASC 815, and are therefore exempted from the related accounting requirements.

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

Approximately 12% of the debt of our subsidiary, AGY Asia, is denominated in U.S. Dollars, with the balance denominated in Chinese RMB. In addition, approximately 67% of the sales of AGY Asia are denominated in U.S. Dollars, while approximately 81% of its costs are denominated in Chinese RMB.

At December 31, 2012, we had no foreign currency hedging agreements in effect.

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

The information required by Item 8 is contained on pages F-1 to F-40 of this Annual Report on Form 10-K under “Consolidated Financial Statements.” The Report of Independent Registered Public Accounting Firm is contained on page F-2 of this Annual Report on Form 10-K under the caption “Report of Independent Registered Public Accounting Firm.”

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

As of the end of the period covered by this Annual Report, the Company’s Principal Executive Officer and Principal Financial and Accounting Officer have conducted an evaluation regarding the effectiveness of the Company’s disclosure controls and procedures. Based on their evaluation, the Company’s Principal Executive Officer and Principal Financial and Accounting Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the applicable SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including the Company’s Principal Executive Officer and the Company’s Principal Financial and Accounting Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting.

There have been no changes in internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

(c) Management’s report on internal control over financial reporting.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed under the supervision of its principal executive officer and principal financial and accounting officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with GAAP.

As of December 31, 2012, the Company’s management conducted an assessment of the effectiveness of the internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that the Company’s internal control over financial reporting (as defined under the Exchange Act) was effective as of December 31, 2012. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness as to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

All of our directors serve until a successor is duly elected and qualified or until his or her earlier death, resignation or removal. Our executive officers are appointed and serve at the discretion of our board of directors. There are no family relationships between any of our directors or executive officers.

The following table sets forth information with respect to our executive officers and directors as of March 31:

Name	Age	Position
Richard C. Jenkins	47	Chief Executive Officer, Interim
Drew Walker	49	President and Director
Jay W. Ferguson	60	Chief Financial Officer, Interim (since April 10, 2012)
Thomas Skidmore	48	Executive Vice President of Operations, Interim
Catherine A. Cuisson	47	Vice President, Finance and Corporate Controller
Dennie Rexroad	53	Vice President of Operations
Robert Isaman	51	Director and Executive Chairman of the Board (Elected as Director on July 27, 2012; appointed as Executive Chairman on February 1, 2013)
Christopher Lacovara	48	Director and Chairman of the Board of Directors (Elected as Director on April 7, 2006; served as Chairman from April 7, 2006 until February 1, 2013)
Samuel P. Frieder	48	Director
Seth H. Hollander	36	Director

The following biographies describe the business experience of our executive officers and directors:

Richard C. Jenkins, Chief Executive Officer, Interim. Mr. Jenkins has served as our Chief Executive Officer, Interim since December 2011. He is a Managing Director and National Practice Leader of Alvarez & Marsal’s Private Equity Services – Operations Group. He specializes in improving functional management of companies, analyzing strategic business plans, managing cash requirements of his clients, developing plans to improve the cost structure of companies and implementing programs to reduce working capital. With 20 years of experience, Mr. Jenkins’ assignments have spanned numerous industries, including manufacturing, telecommunications, high-technology and service businesses. Prior to joining Alvarez & Marsal, Mr. Jenkins was a Director with the Business Recovery Services practice of PricewaterhouseCoopers and a financial consultant with Peterson Consulting. Mr. Jenkins holds a Bachelor of Science degree in Finance from Colorado State University.

Drew Walker, President. Mr. Walker joined us in January 2005 as Vice President of Sales and Marketing. He was appointed President and elected as a director in December 2011, upon the resignation of our former President and Chief Executive Officer. He has 20 years of experience in marketing consumer brands and business-to-business industrial products in various international commercial roles. Before joining us in January 2005, Mr. Walker served as Global Sales Director for South Africa Paper & Pulp Industries (SAPPI) High Performance Release Paper Division for the synthetic fabrics and decorative laminates markets for two years. Prior to joining SAPPI, he held several worldwide sales and marketing roles with Victrex plc, a manufacturer of high performance materials in the form of Thermoplastic polyetheretherketone for the aerospace, automotive, semiconductor, medical and industrial markets. Mr. Walker was educated at Sheffield University, England, receiving a Bachelor of Arts Honors Degree in Industrial Product Design. As a result of these and other professional experiences, Mr. Walker possesses particular knowledge and experience in the glass fiber industry, in developing global specialty businesses and technical knowledge that strengthen the Board of Director’s collective qualifications, skills and experience.

Jay W. Ferguson, Chief Financial Officer, Interim. Mr. Ferguson has served as our Chief Financial Officer, Interim since April 2012 upon the resignation of our former Chief Financial Officer. Prior to joining the Company, Mr. Ferguson served as Chief Financial Officer of Aquilex Holdings LLC since July 2004. Mr. Ferguson began his career with General Electric, where he spent 20 years from 1975 to 1995 in financial leadership positions. From 1995 to 2004, Mr. Ferguson served as Chief Financial Officer for IMC Vigoro, a subsidiary of IMC Global, and various businesses within SPX Corporation, a global manufacturing company. Mr. Ferguson has extensive international, acquisition and business improvement experience and received a finance degree from the University of Central Florida.

Thomas Skidmore, Executive Vice President of Operations, Interim. Mr. Skidmore has served as our Executive Vice President of Operations since December 2011. He is a Senior Director with Alvarez & Marsal’s Private Equity Services – Operations Group. Mr. Skidmore has 20 years of advisory and operating experience across a diversified set of industries. Mr. Skidmore’s advisory experience includes twelve years of supply chain, operations, and restructuring with Alvarez & Marsal, A.T. Kearney and several operations focused advisory firms. Mr. Skidmore’s operations experience includes eight years of engineering and operations management with firms including ExxonMobil and Texaco. Mr. Skidmore earned a Master’s degree in Business Administration and Industrial Engineering from The J. L. Kellogg Graduate School of Business at Northwestern University, and a Bachelor’s degree in Mechanical Engineering from The University of Texas at El Paso. Mr. Skidmore provided notice of his resignation as Executive Vice President of Operations, Interim on March 29, 2013, as disclosed in a Current Report on Form 8-K filed by the Company on the date hereof. Mr. Skidmore’s resignation is effective as of April 19, 2013.

Catherine A. Cuisson, Vice President, Finance and Corporate Controller. Ms. Cuisson joined the Company in 1999, and served as our Chief Financial Officer prior to assuming her current role as Vice President, Finance and Corporate Controller. Ms. Cuisson was transferred to the U.S. by Porcher Industries, our former majority owner, to organize and manage the financial operations of the newly formed joint venture with Owens Corning. Before joining us in early 1999, Ms. Cuisson served as the Consolidation Manager and Corporate Controller of Porcher Industries, a textile weaver, for four years. Prior to joining Porcher Industries in late 1994, Ms. Cuisson was an Audit Manager for PricewaterhouseCoopers in Lyon, France from 1987 to 1994. Ms. Cuisson has been a French equivalent certified public accountant since 1993. She obtained a Masters of Accounting and a Masters of Business Administration upon graduating from the Institut Commercial de Nancy, France.

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

Robert Isaman, Director. Mr. Isaman became the Executive Chairman of the Board in February 2013. He joined Kohlberg in 2012 as an Operating Partner. He is a member of the board of directors of Sabre Industries, Aurora Casket Company, LLC and Techprecision Corporation . Mr. Isaman was previously Chief Executive Officer of Stolle Machinery Company. Prior to joining Stolle, he was President, Construction and Roadbuilding Divisions of Terex Corporation, with responsibility for divisions generating $2.7 billion in revenue that design, manufacture, distribute and provide aftermarket services for a wide variety of roadbuilding and construction vehicles and equipment. Mr. Isaman earlier spent 21 years at United Technologies Corporation, where he rose to President, Fire Safety Americas. He holds a B.S. from the University of Maryland and an International M.B.A. from The George Washington University and served as a Green Beret in the U.S. Army. As a result of these professional experiences, Mr. Isaman possesses particular knowledge and experience in corporate finance, corporate governance, strategic planning, business evaluation and oversight and financial analysis that strengthen the Board’s collective qualifications, skills and experience.

Christopher Lacovara, Director. Mr. Lacovara was the Chairman of the Board of Directors until he was replaced in this role by Mr. Isaman in February 2013. He remains a director and a member of our Compensation Committee. He has been a member of our Board of Directors since April 7, 2006. Mr. Lacovara is the former Co-managing Partner of Kohlberg & Co., LLC, a leading middle market private equity firm, which he joined in 1988, and is a member of its Investment Committee. From 1987 to 1988, he was an Associate in the Mergers and Acquisitions Department at Lazard Fréres & Company. Prior to that he was a Financial Analyst in the Corporate Finance Department of Goldman, Sachs & Co. He is a member of the board of directors of Chronos Life Group, Concrete Technologies Worldwide, Inc., KCAP Financial and Trico Products Corporation. Mr. Lacovara received an A.B. from Harvard College, an M.S. of from the Columbia University School of Engineering and Applied Sciences, and a J.D. from the Columbia University School of Law. As a result of these professional experiences, Mr. Lacovara possesses particular knowledge and experience in corporate finance, corporate governance, strategic planning, business evaluation and oversight and financial analysis that strengthen the Board’s collective qualifications, skills and experience.

Samuel P. Frieder, Director. Mr. Frieder is a director and a member of our Audit Committee. He has been a member of our board of directors since April 7, 2006. Mr. Frieder is the Managing Partner of Kohlberg & Company, LLC, which he joined in 1989. Prior to joining Kohlberg, Mr. Frieder was with Security Pacific Business Credit and Manufacturers Hanover Trust Company. He is a member of the board of directors of Aurora Casket Company, Bauer Performance Sports, BioScrip, Inc., Chronos Life Group, Concrete Technologies Worldwide, Inc., e+ CancerCare, Katy Industries, Inc., Kellermeyer Bergensons Services, LLC, Nielsen & Bainbridge, Inc., Packaging Dynamics Corporation, Phillips-Medisize Corporation, Pittsburgh Glass Works LLC., Sabre Industries, SouthernCare, Inc., Stanadyne Corporation, SVP Worldwide Holdings, Ltd., Thomas Nelson, Inc., and Trico Products Corporation. Mr. Frieder received an A.B. from Harvard College. As a result of these professional experiences, Mr. Frieder possesses particular knowledge and experience in corporate finance, corporate governance, corporate and business development, business evaluation and oversight and financial analysis that strengthen the Board’s collective qualifications, skills and experience.

Seth H. Hollander, Director. Mr. Hollander is a director and a member of our Compensation Committee and our Audit Committee. He has been a member of our Board of Directors since April 7, 2006. Mr. Hollander is a Partner of Kohlberg & Company, L.L.C., which he joined in 2001. Prior to joining Kohlberg, Mr. Hollander was with Bear, Stearns & Co., Inc. in their Leveraged Finance Group. He is a member of the board of directors of Concrete Technologies Worldwide, Inc., Kellermeyer Bergensons Services, LLC, Nielsen & Bainbridge, Inc., Packaging Dynamics and Stanadyne

Corporation, Inc. Mr. Hollander received a B.B.A. from the University of Michigan, Ann Arbor. As a result of these professional experiences, Mr. Hollander possesses particular knowledge and experience in corporate finance, accounting, strategic planning, business evaluation and oversight and financial analysis that strengthen the Board’s collective qualifications, skills and experience.

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

Section 16(a) Beneficial Ownership Reporting Compliance

There is no established public trading market for our common stock and our common stock is not registered under Section 12 of the Exchange Act. We are a wholly-owned subsidiary of Holdings, which holds all of our outstanding common stock. Holdings is a privately-held corporation. As a result, there were no Section 16 reporting obligations in respect of our common stock (or other securities) in 2012.

Audit Committee

The audit committee selects our independent auditors and reviews the independence of such auditors, approves the scope of the annual audit activities of the independent auditors, approves the audit fees payable to the independent auditors and reviews such audit results with the independent auditors. The audit committee is currently composed of Seth H. Hollander and Samuel P. Frieder.

Our Board of Directors has determined that Mr. Hollander is an “audit committee financial expert”, as defined in Item 407(d)(5) of Regulation S-K. Mr. Hollander is not “independent” under the listing standards of a national stock exchange.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

This section discusses the principles underlying our policies and decisions with respect to the compensation of our executive officers who are named in the “Summary Compensation Table” and the most important factors relevant to an analysis of these policies and decisions. Our executive officers are senior level executives of the Company responsible for developing and leading the execution of our strategies. Our “named executive officers” for the 2012 fiscal year were:

•	Richard C. Jenkins, Chief Executive Officer, Interim;

•	Jay W. Ferguson, Chief Financial Officer, Interim;

•	C. Steven Smoot, former Chief Financial Officer (1);

•	Drew Walker, President;

•	Catherine A. Cuisson, Vice President, Finance and Corporate Controller; and

•	Dennie Rexroad, Vice President, Operations.

(1)	Mr. Smoot resigned from his position as Chief Financial Officer of the Company effective April 10, 2012.

Objectives of Our Compensation Program

Our executive compensation program is designed to attract and retain experienced and qualified executive officers, to incentivize our executive officers to achieve both their personal goals and overall Company performance goals, and to align the interests of our executive officers with those of our stockholders over both the short-term and long-term.

Our compensation program focuses on the following objectives:

•	attracting, retaining and motivating the best possible executive talent;

•	ensuring that a significant part of an executive’s compensation is tied to the achievement of both individual and Company success; and

•	aligning the interests of our executive officers with the creation of stockholder value.

Each of the key elements of our executive compensation program is discussed in more detail below. Our executive compensation program is designed to serve the compensation objectives described above. We have not adopted any formal policies or guidelines for allocating compensation between short-term and long-term compensation, between cash and non-cash compensation or among different forms of cash and non-cash compensation. The compensation of our named executive officers reflects, to a significant degree, the varying roles and responsibilities of these executives.

The Compensation Committee of our Board of Directors (the “committee”) sets targeted in-service compensation for our executive officers at or near the market median. This policy covers base salaries, as well as the incentive awards that executive officers will receive if we meet annual business goals. Under this policy, if our performance exceeds our goals, our executive officers earn incentive awards above the median, resulting in total compensation in excess of the median. However, if we fail to meet our business goals, incentive compensation levels and, as a result, total compensation levels, would fall below the market median.

The committee generally believes “target” performance levels should be ones that represent significant performance improvements, and be levels not easily achieved.

The committee has a general policy of making performance-based compensation a significant component of each officer’s total compensation. The term “performance-based compensation” refers to compensation that varies depending on Company and/or individual performance – specifically, poor performance leads to little or no awards, while superior performance leads to superior awards. Performance-based compensation generally consists of a combination of annual cash bonus opportunities and equity-based compensation. The policy of making performance-based compensation a significant portion of our executives’ total compensation is intended to implement a culture in which the executives know that their pay, to a large extent, depends on our performance and to reward superior Company performance.

The committee has a general policy of using compensation to more closely align management’s interests with those of our direct and indirect stockholders. In accordance with this policy, we systematically include some form of equity grant, or potential equity grant, as part of our compensation program at the commencement of an executive officer’s employment. When we refer to equity grants in this report, we refer to grants of equity awards of Holdings. If our executive officers own shares of Holdings common stock with values that are significant to them, we believe they will be more likely to act to maximize longer-term stockholder value instead of short-term gain. Our named executive officers currently hold stock options with both time-based and performance-based vesting conditions. In order to incentivize our executive officers to continue employment with the Company for a period of time, a portion of the options have a time-based vesting component. In addition, in order to further incentivize our executive officers, the remaining portion of the options vest upon satisfaction of certain Company performance hurdles.

Finally, the committee aims to provide a package of non-cash benefits which are consistent with benefits provided by others in the industry and which are not tied to performance.

Elements of Named Executive Officer Compensation

The following is a discussion of the primary elements of compensation for each of our named executive officers for fiscal year 2012. Compensation for our named executive officers consisted of the following elements for fiscal year 2012:

•	Base Salary. A fixed cash payment intended to attract and retain talented individuals, recognize individual performance and experience, and provide competitive compensation.

•

Short-Term Incentives. An annual cash incentive, or bonus opportunity, based on Company performance intended to promote and reward achievement of the Company’s annual financial and strategic objectives.

•

Long-Term Incentives. Grants of time-based and performance-based [stock options] intended to align executives’ interests with those of our stockholders by linking value to long-term Company performance.

•

Retirement and Welfare Benefits. Retirement benefits, including participation in our 401(k) plan, intended to provide tax-efficient retirement savings, and health and welfare benefits (including group health, dental and life insurance, as well as optional term, life, accidental death and dismemberment (“AD&D”) and long-term disability insurance) intended to provide comprehensive benefits.

•

Executive Perquisites. Additional benefits offered to certain of our named executive officers to provide competitive supplemental benefits, such as a car allowance (and Company payment of related expenses), country club membership, and Company-paid supplemental life insurance policies.

The committee attempts to offer each named executive officer a mix of fixed compensation, such as base salary, and performance-based compensation in the form of short and long-term incentives, such as bonus opportunity and equity based compensation, in order to achieve an appropriate balance between providing a predictable level of baseline compensation and providing a personal incentive to improve Company performance.

Base Salary

We believe that competitive base salaries are required in order to attract and retain qualified executive officers and to provide our executive officers with a steady cash flow during the course of the year [that is not contingent on short-term variation in our performance and is commensurate with executives’ responsibilities and competitive market conditions]. In 2008, the committee sought to set each executive officer’s base salary at or near the market median. No salary adjustments were made in 2012 for our officers given the financial performance of the Company and because of required cost reduction initiatives. Merit increases were made in 2010 and 2011 based on achievement of individual performance targets. The committee believes that paying competitive base salaries is required in order to attract and retain qualified executive officers.

Bonus Opportunity and Short-Term Incentives

Annual bonuses for our executive officers are determined in accordance with our management incentive plan. Payment of annual bonuses to our executive officers under our management incentive plan depends on our corporate performance, subject to adjustment as approved by the committee to reflect personal performance. The committee typically provides each officer with a bonus opportunity each year in an effort to provide such officer with personal financial incentives to help us reach annual business goals. However, in 2010 and 2011, no bonuses were awarded to executive officers due to the Company’s failure to meet certain financial performance goals.

For 2012, the annual performance bonus opportunity for all executive officers was linked to the achievement of certain thresholds of Fully Adjusted EBITDA for AGY US in excess of the 2012 annual budget. Fully Adjusted EBITDA for this purpose is computed as defined in the Amended Master Lease Agreement (see Note 18 to the accompanying Consolidated Financial Statements for the year ended December 31, 2012), subject to certain further adjustments as determined by the committee. Such adjustments included the elimination of all restructuring charges incurred by AGY US during 2012 (whereas the Amended Master Lease Agreement limits the elimination of restructuring expenses to those incurred since July 2012 relating to the engagement of Alvarez & Marsal).

In accordance with the terms of his employment agreement, Mr. Walker is entitled to receive a maximum annual bonus equal to 100% of annual base salary in the event 110% or more of the performance targets for a given year are met. In addition, in accordance with the terms of his or her employment offer letter or employment agreement, as the case may be, Mr. Rexroad and Ms. Cuisson are each entitled to a maximum annual bonus equal to 60% of annual base salary in the event that 100% of the performance targets for a given year are met.

Additionally, in accordance with the terms of his employment agreement, Mr. Walker was provided a one-time guaranteed bonus equal to his maximum eligible bonus opportunity of 100% of base salary for the year ended December 31, 2012.

Neither Mr. Ferguson nor Mr. Jenkins is entitled to participate in the Company’s management incentive plan.

Long-Term Incentives

The Company maintains the KAGY Holding Company, Inc. 2006 Stock Option Plan (the “Stock Option Plan”), under which equity-based awards are granted. As discussed above, when we refer to equity grants in this report, we refer to grants of equity awards of Holdings. The primary goals of the Stock Option Plan are to align the interests of our executive officers with the interests of our stockholders and to encourage executive retention through the use of both service-based and performance-based vesting requirements.

In general, the committee awarded stock options to our named executive officers at the time of their commencement of service, or when our named executive officers receive a promotion. For the stock options granted through fiscal 2010, one-half of the stock options was subject to a three-year time-based vesting schedule, while the remaining one-half of the stock option was subject to a three-year performance-based vesting schedule. All stock options granted after fiscal 2010 vest over a four-year period from grant date. In deciding how many options to grant a particular officer, the committee considers the responsibilities of such person’s position and his or her tenure with the Company.

The committee believes that offering equity-based compensation is required in order to attract and retain qualified executive officers, to incentivize them to improve Company performance and align the interests of our executive officers with our stockholders.

Employment and Severance Arrangements

We have entered into employment agreements with Mr. Walker and Ms. Cuisson and an employment offer letter with Mr. Rexroad. The employment agreement with Mr. Walker was amended and restated, effective January 17, 2012, to appoint Mr. Walker to the position of President of the Company. We have also entered into an agreement with Alvarez & Marsal Private Equity Performance Improvement Group, LLC (“Alvarez & Marsal”) regarding the services provided by Mr. Jenkins as our Chief Executive Officer, Interim. Further, we have entered into a consulting services agreement with Mr. Ferguson, which sets forth the term of his engagement as Chief Financial Officer, Interim. In addition, we have entered into an employment offer letter agreement and subsequent separation agreement with Mr. Smoot, our former Chief Financial Officer. The material terms of these arrangements are summarized below.

Employment Agreement with Mr. Walker. Mr. Walker is party to an employment agreement, effective January 17, 2012, under which Mr. Walker is entitled to receive an annual base salary of $350,000 (as adjusted from time to time by the committee) and is eligible to receive a maximum annual bonus equal to 100% of annual base salary, subject to performance targets and other terms and provisions of the Company’s management incentive plan (as described above). Prior to the amended and restated agreement, Mr. Walker served as Vice President of Sales and Marketing. Among other benefits in his amended and restated employment agreement, Mr. Walker also received the following: guaranteed payment of his maximum annual bonus for the 2012 fiscal year, an option to acquire 280,000 shares of Holdings, subject to a four-year vesting schedule beginning on December 27, 2011 (the date on which Mr. Walker was appointed as President of the Company), and certain perquisites, as described above in “Executive Perquisites.” In addition, Mr. Walker is entitled to certain payments and benefits upon a qualifying termination of employment in accordance with the Severance Plan, as described below under “Potential Payments Upon Termination or Change of Control.” Mr. Walker is also entitled to participate in employee benefit plans for executives of the Company generally.

Letter Agreement with Mr. Rexroad. Mr. Rexroad is party to an employment offer letter agreement, effective January 2005, under which Mr. Rexroad was entitled to receive an annual base salary of $180,000 (subject to adjustment on an annual basis) and is eligible to receive a maximum annual bonus of up to 60% of annual base salary, subject to performance targets and other terms and provisions of the Company’s management incentive plan (as described above). In accordance with an amendment to the employment offer letter agreement, effective April 7, 2006, Mr. Rexroad’s annual base salary was increased to $189,000 (subject to adjustment on an annual basis). Mr. Rexroad is entitled to participate in the employee benefit plans provided to all employees of the Company, and was provided with reimbursement for reasonable relocation expenses, including car allowance for a period of eight months following execution of the offer letter. In addition, Mr. Rexroad is entitled to certain payments and benefits upon a qualifying termination of employment in accordance with the Severance Plan, as described below under “Potential Payments Upon Termination or Change of Control.”

Employment Agreement with Ms. Cuisson. Ms. Cuisson is party to an employment agreement, effective April 7, 2006, under which Ms. Cuisson is entitled to receive an annual base salary of $173,250 (as adjusted from time to time by the committee) and is eligible to receive a maximum annual bonus equal to 60% of annual base salary, subject to performance targets and other terms and provisions of the Company’s management incentive plan (as described above). In addition, Ms. Cuisson is entitled to participate in employee benefit plans of the Company and is entitled to receive certain perquisites, as described above in “Executive Perquisites.” In addition, Ms. Cuisson is entitled to certain payments and benefits upon a qualifying termination of employment in accordance with the Severance Plan, as described below under “Potential Payments Upon Termination or Change of Control.”

Agreement Regarding the Employment of Mr. Jenkins. The Company is party to an agreement with Alvarez & Marsal, which governs the terms and conditions of Mr. Jenkins’s services as Chief Executive Officer, Interim of the Company. Under the terms of the agreement, Mr. Jenkins continues to be employed by Alvarez & Marsal and is not eligible for compensation from the Company or participation in the Company’s employee benefit plans. The agreement provides for payment to Alvarez & Marsal in the amount of $700 per hour for the services of Mr. Jenkins, reimbursement of the reasonable out-of-pocket expenses of Mr. Jenkins and an additional payment of up to 3% of the amount charged for the services of Mr. Jenkins to cover miscellaneous expenses. The agreement may be terminated by either party at any time by written notice to the other party.

Agreement Regarding the Employment of Mr. Ferguson. Mr. Ferguson is party to a consulting agreement with the Company, effective April 9, 2012, under which he receives $50,000 per month for services performed as the Company’s Interim Chief Financial Officer. Mr. Ferguson also receives reimbursement from the Company of reasonable business expenses. Mr. Ferguson is not entitled to participate in, or receive benefits under, the Company’s employee benefit plans. The consulting agreement may be terminated by either party at any time by written notice to the other party.

Letter and Separation Agreement with Mr. Smoot. Mr. Smoot entered into an offer letter agreement with the Company on May 3, 2010, under which Mr. Smoot was entitled to receive an annual base salary of $225,000 (as adjusted from time to time by the committee), was eligible to receive a maximum annual bonus equal to 80% of annual base salary, subject to performance targets and other terms and provisions of the Company’s management incentive plan and was granted an option to acquire 70,000 shares of common stock, subject to certain time-based and performance-based vesting restrictions. In connection with Mr. Smoot’s termination of employment, Mr. Smoot entered into a separation agreement with the Company that provides for severance and other benefits following his resignation as Chief Financial Officer of the Company, effective April 10, 2012. The separation agreement provided that Mr. Smoot would continue to be employed in a non-executive transitional role until April 30, 2012. In addition, subject to a release of claims, Mr. Smoot is entitled to receive severance in an amount equal to twelve months’ base pay and an amount equal to 35% of potential maximum annual bonus, in each case payable in equal monthly installments, and certain amounts in respect of Mr. Smoot’s efforts to relocate to Aiken, South Carolina during the term of his employment with the Company.

Retirement and Welfare Benefits

We sponsor a retirement savings plan, which is a 401(k) defined contribution plan (the “401(k) Plan”), for the benefit of all eligible employees, including our named executive officers, who are eligible on the same basis as all eligible employees. Under the 401(k) Plan, participants may defer a portion of their eligible compensation (up to annual limits set by the Internal Revenue Service) and may also direct the investment of their plan accounts. The 401(k) Plan provides for matching contributions at a rate of 50% of a participant’s deferrals up to the first 6% of such participant’s compensation. Matching contributions vest ratably over a three-year period. The 401(k) Plan also provides for discretionary contributions.

We also provide our eligible employees, including our named executive officers, with group health, dental and life insurance (part of which is subsidized by the Company), as well as the option to purchase, at the employee’s expense, optional term, life and AD&D and long-term disability insurance.

Executive Perquisites

We provide limited executive perquisites to our named executive officers. Mr. Walker, Mr. Rexroad and Ms. Cuisson are each provided with vehicles or car allowances based on Company guidelines. For the leased company vehicle provided to Mr. Walker, the Company pays for the related expenses (e.g., gas, reasonable maintenance and insurance) whereas the reimbursement of such expenses is covered by the car allowances paid to Mr. Rexroad and Ms. Cuisson.

In addition, Mr. Walker is entitled to a Company-paid country club membership and reimbursement of premiums on a $1 million supplemental life insurance policy, each in accordance with the terms of his employment agreement. At this time, Mr. Walker has not yet requested from the Company payment of a country club membership and has not yet received the benefit of the supplemental life insurance.

The Company reimburses Ms. Cuisson for reasonable airfare for up to four personal trips to France per year, and also reimburses Ms. Cuisson for tax preparation services and costs relating to the renewal of her green card.

The costs associated with all perquisites are included in the “Summary Compensation Table” below.

Severance Policy; Change of Control Arrangements

The Company maintains the KAGY Holding Company, Inc. Severance Plan (the “Severance Plan”), under which certain of our executive officers, including Mr. Walker, Mr. Rexroad and Ms. Cuisson, are entitled to certain benefits upon a termination of employment (including a termination in connection with a change of control). Details regarding the Severance Plan are described below under “Potential Payments Upon Termination or Change of Control.”

In a situation involving a change of control of our Company, our officers would likely face a far greater risk of termination than the average salaried employee. To attract qualified individuals who could have other job alternatives that may otherwise appear to them to be less risky, and to provide these individuals with an incentive to stay with us in the event of an actual or potential change in control, our executive officers are eligible to participate in the Severance Plan, which provides such executive officers with termination benefits in connection with a change of control. We view this as an important part of a competitive compensation package.

The Severance Plan provides for the individual to continue employment for a specified period after a change in control, with the same responsibilities and authorities and generally the same benefits and compensation as he or she had immediately prior to the change in control (including average annual increases). The term “change in control” is defined in the Severance Plan to include various corporate transactions resulting in a change in ownership in the Company and would also include the election of a majority of the board of directors not nominated by the incumbent board of directors. In accordance with the terms of the Severance Plan, if an executive officer’s employment is terminated by the Company without cause (as such term is defined in the Severance Plan) or the named executive officer terminates his or her employment for good reason (as such term is defined in the Severance Plan) one hundred and eighty (180) days prior to or twelve (12) months following a change of control, the named executive officer is, subject to his or her compliance with post-termination obligations relating to confidentiality, non-solicitation and non-competition (as set forth in the Severance Plan), entitled to certain payments and other benefits, as described below under “Potential Payments Upon Termination or Change of Control.”

Compensation Program Design and Tools; Risk Assessment

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

Compensation Committee Report

The following report of the committee is included in accordance with the rules and regulations of the SEC. This report shall not constitute “soliciting material,” shall not be deemed “filed” with the SEC and is not to be incorporated by reference into any of our other filings under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that we specifically incorporate this report by reference therein.

Compensation Committee Report

The committee has reviewed and discussed the Compensation Discussion and Analysis (“CD&A”) with management. Based upon the review and discussions, the committee recommended to the Board of Directors, and the Board approved, that the CD&A be included in the Form 10-K for the year ended December 31, 2012.

Respectfully submitted on March 28, 2013 by the members of the Compensation Committee of the Board of Directors:

Christopher Lacovara
Seth H. Hollander

Summary Compensation Table

The following table sets forth information concerning the compensation paid to or earned by our named executive officers for fiscal years 2012, 2011 and 2010:

Name and Principal Position	Year	Salary ($)	Bonus ($) (4)	Stock Awards ($) (5)	Options Awards ($) (6)	Non-Equity Incentive Plan Compensation ($) (7)	All Other Compensation ($) (8)(9)(10)	Total ($)

Richard C. Jenkins Chief Executive Officer, Interim (1)	2012	$—	$—	$—	$—	$—	$—	$—
	2011	$—	$—	$—	$—	$—	$—	$—

Drew Walker President	2012	$350,000	$—	$—	$—	$350,000	$5,815	$705,815
	2011	$217,366	$—	$—	$441,231	$—	$7,841	$666,438
	2010	$199,387	$—	$—	$—	$—	$8,487	$207,874

Jay W. Ferguson Chief Financial Officer, Interim (2)	2012	$—	$—	$—	$—	$—	$337,405	$337,405

C. Steven Smoot Chief Financial Officer (3)	2012	$77,250	$—	$—	$—	$—	$331,087	$408,337
	2011	$230,063	$—	$—	$—	$—	$8,000	$238,063
	2010	$131,250	$—	$—	$165,103	$—	$3,200	$299,553

Catherine A. Cuisson Vice President, Corporate Controller	2012	$194,994	$—	$—	$—	$69,219	$13,322	$277,535
	2011	$193,575	$—	$—	$—	$—	$15,248	$208,823
	2010	$187,936	$10,000	$—	$—	$—	$7,550	$205,486

Dennie Rexroad Vice President, Operations	2012	$211,069	$—	$—	$—	$74,925	$11,711	$297,705
	2011	$209,533	$—	$—	$—	$—	$12,610	$222,143
	2010	$203,430	$—	$—	$—	$—	$9,772	$213,202

(1)	Mr. Jenkins serves as Chief Executive Officer, Interim of the Company. Mr. Jenkins is employed by Alvarez & Marsal and is not eligible for compensation from the Company or participation in the Company’s employee benefit plans.
(2)	Mr. Ferguson serves as Chief Financial Officer, Interim of the Company pursuant to a consulting agreement, under which he receives compensation at a rate of $50,000 per month, plus reimbursement by the Company for reasonable business expenses during the term of the agreement. Mr. Ferguson is not eligible for compensation from the Company or participation in the Company’s employee benefit plans.
(3)	Mr. Smoot commenced employment with the Company on June 1, 2010 and his employment terminated effective April 10, 2012. The amounts shown for Mr. Smoot reflect his compensation for the portions of 2010, 2011 and 2012 during which he was employed by the Company. Upon his resignation, Mr. Smoot was entitled under his employment agreement to receive payments of up to $327,887. Mr. Smoot’s compensation for fiscal 2010 is pro-rated based on his start date of June 1, 2010.
(4)	In 2010, Ms. Cuisson received a special bonus in consideration of her increased responsibilities prior to the hiring of Mr. Smoot.
(5)	No stock awards were granted in 2010, 2011 or 2012.
(6)

The amounts shown represent the dollar amounts of the aggregate grant date fair value of stock option awards determined in accordance with ASC Topic 718. These amounts do not reflect actual amounts paid to or realized by the named executive officers and exclude the effect of estimated forfeitures. With respect to options granted in 2011, the underlying valuation assumptions are discussed in Note 13 to our consolidated financial statements for the fiscal year ended December 31, 2011, included in our Annual Report on Form 10-K, originally filed with the SEC on March 30, 2012. With respect to options granted in 2010, the underlying valuation assumptions are discussed in Note 14 to our consolidated financial statements for the fiscal year ended December 31, 2012, included in our Annual Report on Form 10-K, filed with the SEC on March 31, 2011.
(7)	Non-equity incentive compensation is based on the achievement of certain Company financial performance goals, adjusted for individual performances and the related payment occurs in the following year. Non-equity incentive compensation for 2012 was based on the achievement of financial and individual performance goals, with the exception of Mr. Walker who was guaranteed a bonus of 100% of his base salary for fiscal year 2012. No non-equity incentive compensation was earned or recognized in 2010 and 2011, as the financial performance goals were not achieved for these years.
(8)	Other compensation for fiscal year 2012 includes the following: (a) Mr. Walker received $2,333 in 401(k) Company matching contributions, $3,482 in car allowance and $1,170 in reimbursements for taxable life insurance premiums (b) Mr. Smoot received $3,200 in car allowance and $327,887 in severance-related payments in accordance with the terms of his severance agreement (which is comprised of $231,750 for one year of salary continuation, $64,890 in bonus-related payments, $6,500 and $3,355 in reimbursement of legal fees and housing-related closing costs, respectively, and $6,392 and $15,000 for the sales commission and loss incurred in connection with the sale of a land, respectively; (c) Ms. Cuisson received $1,797 in 401(k) company matching contributions, $9,600 in car allowance, and $1,925 for tax return preparation services; and (d) Mr. Rexroad received $2,111 in 401(k) company matching contributions and $9,600 in car allowance.
(9)	Other compensation for fiscal year 2011 includes the following: (a) Mr. Walker received $5,515 in 401(k) Company matching contributions and $2,326 in car allowance (b) Mr. Smoot received $8,000 in car allowance; (c) Ms. Cuisson received $5,076 in 401(k) Company matching contributions, $8,172 in car allowance and $2,000 for her tax return preparation; and (d) Mr. Rexroad received $5,495 in 401(k) Company matching contributions and $7,115 in car allowance. The figures previously reported for Mr. Walker, Mr. Smoot, Ms. Cuisson, and Mr. Rexroad on our 2011 Annual Report on Form 10-K, originally filed with the SEC on March 30, 2012, included amounts of $675, $1,762, $607 and $1,021, respectively, for Company reimbursements of taxable life insurance premiums. These figures have been revised to exclude such reimbursements, as these benefit arrangements are generally available to all benefits-eligible employees of the Company (rather than only Company executives).
(10)	Other compensation for fiscal year 2010 includes the following: (a) Mr. Walker received $5,982 in 401(k) Company matching contributions and $2,505 in car allowance; (b) Mr. Smoot received $3,200 in car allowance; (c) Ms. Cuisson received $5,550 in 401(k) Company matching contributions and $2,000 for her tax return preparation; and (d) Mr. Rexroad received $6,103 in 401(k) Company matching contributions and $3,669 in car allowance. The figures previously reported for Mr. Walker, Mr. Smoot, Ms. Cuisson, and Mr. Rexroad on our 2010 Annual Report on Form 10-K, filed with the SEC on March 31, 2011, included amounts of $628, $1,204, $587 and $985, respectively, for Company reimbursements of taxable life insurance premiums. These figures have been revised to exclude such reimbursements, as these benefit arrangements are generally available to all benefits-eligible employees of the Company (rather than only Company executives).

Grants of Plan-Based Awards

In connection with his promotion to President of the Company and election to the Company’s Board of Directors in December 2011, Mr. Walker was granted options to acquire 280,000 shares of common stock of Holdings, subject to a four-year vesting schedule with a fair value of $1.58 per share. In addition, options awards granted to Mr. Walker on April 7, 2006 to purchase 40,000 shares of common stock of Holdings, to the extent not previously vested, became vested and immediately exercisable.

There were no other grants of any plan-based awards to the other named executive officers in the year ended December 31, 2012.

Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table

Certain of our named executive officers is party to an employment agreement (in the cases of Mr. Walker and Ms. Cuisson) or a letter agreement (in the cases of Mr. Rexroad), each of which provides for a base salary and other benefits, as described above in the Compensation Discussion and Analysis. We have also entered into an agreement with Alvarez & Marsal regarding the services provided by Mr. Jenkins as our Chief Executive Officer, Interim, and have entered into a consulting services agreement with Mr. Ferguson, which sets for the terms of his engagement as Chief Financial Officer. Mr. Walker, Ms. Cuisson and Mr. Rexroad are entitled to participate in the Company’s benefit plans; Mr. Jenkins and Mr. Ferguson are not eligible to participate in Company benefit plans. In addition, we have entered into an employment offer letter agreement and subsequent separation agreement with Mr. Smoot, our former Chief Financial Officer. The material terms of these arrangements are also described above in the Compensation Discussion and Analysis.

Our named executive officers were also eligible to receive bonuses based on the Company’s achievement of different thresholds of Fully Adjusted EBITDA for AGY US in excess of the 2012 annual budget. In addition, in accordance with the terms of his employment agreement, Mr. Walker was provided a one-time guaranteed bonus equal to his maximum eligible bonus opportunity of 100% of base salary for the year ended December 31, 2012. For additional information, see “Compensation Discussion and Analysis – Elements of Named Executive Officer Compensation – Bonus and Short-Term Incentive Arrangements”.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information concerning unexercised options and stock awards for each named executive officer outstanding as of December 31, 2012. All option and stock awards are granted with respect to the common stock of Holdings, our parent company.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Richard C. Jenkins	—	—	—	—

Catherine Cuisson (1)	133,333	66,667	$10.00	April 2016
Dennie Rexroad (1)	80,000	40,000	$10.00	April 2016
Drew Walker (2)	120,000	—	$10.00	April 2016
	70,000	210,000	$5.13	April 2016
Jay W. Ferguson	—	—	—	—

(1)	The unexercised options that were unexercisable represent performance-based stock options that vest upon a change of control or at the sole discretion of the Board of Directors.
(2)	The unexercised options that were unexercisable represent time-based options that have a four-year vesting schedule in equal installments beginning on the first anniversary of the grant date, or December 2011, and acceleration in the event of a change of control.

Option Exercises and Stock Vested

No named executive officers exercised stock options during fiscal year 2012, and no stock awards held by our named executive officers vested during fiscal year 2012.

Non-Qualified Deferred Compensation

No named executive officer has received non-qualified deferred compensation during fiscal year 2012.

Potential Payments Upon Termination or Change of Control

Each of our named executive officers is entitled to receive certain benefits upon a qualifying termination of employment. The severance benefits for Mr. Walker and Ms. Cuisson are set forth in their respective employment agreements, which entitle them to severance benefits in accordance with the Severance Plan. Mr. Rexroad’s employment offer letter entitles him to severance benefits in accordance with the Severance Plan. Neither Mr. Jenkins nor Mr. Ferguson is entitled to severance benefits from the Company upon termination of services. Pursuant to the terms of the applicable agreements and plans, set forth below is a description of the potential payments that Messrs. Walker and Rexroad and Ms. Cuisson would receive in the event of a termination of employment.

Termination by the Company for Cause or by Executive Without Good Reason.

Upon termination of employment by Messrs. Walker or Rexroad or Ms. Cuisson other than for “good reason” (as such term is defined in the Severance Plan) or by the Company “for cause” (as such term is defined in the Severance Plan), each named executive officer is entitled to receive only earned but unpaid base salary and any accrued and unpaid vacation, sick and personal days pursuant to the Company’s employee benefit plans or programs (“Accrued Compensation”).

Termination by the Company without Cause or by the Executive for Good Reason.

In accordance with the terms of the Severance Plan, if Mr. Walker’s, Mr. Rexroad’s or Ms. Cuisson’s employment is terminated by the Company “without cause” (as such term is defined in the Severance Plan) or the named executive officer terminates his or her employment for “good reason” (as such term is defined in the Severance Plan), then the named executive officer is, subject to his or her compliance with post-termination obligations relating to confidentiality, non-solicitation and non-competition (as set forth in the Severance Plan), entitled to the following:

•	Twelve (12) months’ salary continuation (at a rate equal to the named executive officer’s base salary in effect at the time of termination);

•

An amount equal to the greater of (i) a pro rata portion of the named executive officer’s annual bonus earned through the date of termination, and (ii) 30% of the named executive officer’s maximum annual bonus;

•

Continued coverage under health and dental benefits, at the Company’s expense, for a period ending on the earlier of (i) twelve months (12) from the date of termination, and (ii) the date comparable coverage is obtained from a successor employer; and

•	Accrued and unpaid vacation, sick and personal days pursuant to the Company’s employee benefits plans or programs.

Neither Mr. Jenkins nor Mr. Ferguson is entitled to any termination payments under these circumstances.

Termination Preceding or Following a Change in Control or Sale of Business Transaction.

In accordance with the terms of the Severance Plan, if Mr. Walker’s, Mr. Rexroad’s or Ms. Cuisson’s employment is terminated by the Company “without cause” (as such term is defined in the Severance Plan) or the named executive officer terminates his or her employment for “good reason” (as such term is defined in the Severance Plan), in either case within one hundred and eighty (180) days prior to or twelve (12) months following a change of control, the named executive officer is, subject to his or her compliance with post-termination obligations relating to confidentiality, non-solicitation and non-competition (as set forth in the Severance Plan), entitled to the following:

•	Twenty-four (24) months’ salary continuation (at a rate equal to the named executive officer’s base salary in effect at the time of termination);

•

An amount equal to the greater of (i) a pro rata portion of the named executive officer’s annual bonus earned through the date of termination, and (ii) 30% of the named executive officer’s maximum annual bonus;

•

Continued coverage under health and dental benefits, at the Company’s expense, for a period ending on the earlier of (i) twenty-four (24) months from the date of termination, and (ii) the date comparable coverage is obtained from a successor employer; and

•	Accrued and unpaid vacation, sick and personal days pursuant to the Company’s employee benefits plans or programs.

In addition, the named executive officer may (but is not obligated to) request that the Company repurchase any shares of common stock of Holdings then held by such named executive office. Moreover, in accordance with the terms of the Stock Option Plan, all unvested options (whether time-based or performance-based) will immediately vest and become exercisable. For purposes of this provision, the term “change of control” is defined in the Severance Plan.

Termination by Reason of Disability or Death.

Upon termination of Mr. Walker’s, Mr. Rexroad’s or Ms. Cuisson’s employment by reason of death, the beneficiary of such named executive officer will be entitled to Accrued Compensation and an amount equal to the greater of (i) a pro rata portion of the named executive officer’s annual bonus earned through the date of termination, and (ii) 30% of the named executive officer’s maximum annual bonus.

Upon termination of employment due to disability, Mr. Walker, Mr. Rexroad and Ms. Cuisson will each be entitled to Accrued Compensation and an amount equal to the greater of (i) a pro rata portion of the named executive officer’s annual bonus earned through the date of termination, and (ii) 30% of the named executive officer’s maximum annual bonus.

In order to receive any of the severance benefits described above, each named executive officer is required to execute a release of all claims against the Company and must comply with the terms of his or her employment agreement or employment offer letter, as the case may be, and the Severance Plan.

The tables below reflect the amount of compensation payable to each of the named executive officers in the event of termination of employment. The amounts shown assume that such termination was effective as of December 31, 2012, and thus includes amounts earned through such time, and are estimates of the amounts which would be paid out to the officer upon his or her termination. The actual amounts to be paid, if any, can only be determined at the time of such officer’s separation from the Company.

Potential Termination Payments and Benefits for Termination Without Cause or for Good Reason

Name	Base Salary	Bonus Payment ($)(1)	Value of Stock Option ($)	Restricted Stock Awards ($)(2)	Benefits and Perquisites ($)(3)	Total ($)

Richard C. Jenkins	$—	$—			$—	$—
Drew Walker	$350,000	$105,000			$14,687	$469,687
Jay W. Ferguson	$—	$—			$—	$—
Catherine Cuisson	$194,994	$35,099			$5,056	$235,149
Dennie Rexroad	$211,069	$37,992			$14,687	$263,748

(1)	Bonus payment is calculated as 30% of the named executive officer’s maximum annual bonus under the management incentive plan awards. The executive officer would be entitled to a pro rata portion of the annual bonus earned through the date of termination, if such amount were higher. (2) No restricted stock was outstanding as of the reporting date.
(3)	The Company is required to provide Messrs. Walker and Rexroad and Ms. Cuisson continued coverage under health and dental benefits, at its expense, for a period ending on the earlier of (i) twelve (12) months from the date of such named executive officer’s termination, and (ii) the date comparable coverage is obtained from a successor employer.

These figures are based upon the Consolidated Omnibus Budget Reconciliation Act (“COBRA”) premium rates for health and dental coverage in effect at the end of fiscal 2012.

Potential Payments Upon Termination in Connection with a Change of Control

Name	Base Salary	Bonus Payment ($)(1)	Value of Stock Option ($)	Restricted Stock Awards ($)(2)	Benefits and Perquisites ($)(3)	Total ($)
Richard C. Jenkins	$—	$—			$—	$—
Drew Walker	$700,000	$105,000			$29,375	$834,375
Jay W. Ferguson	$—	$—			$—	$—
Catherine Cuisson	$389,988	$35,099			$10,111	$435,198
Dennie Rexroad	$422,138	$37,992			$29,375	$489,505

(1)	Bonus payment is calculated as 30% of the named executive officer’s maximum annual bonus under the management incentive plan awards. The executive officer would be entitled to a pro rata portion of the annual bonus earned through the date of termination, if such amount were higher.
(2)	No restricted stock was outstanding as of the reporting date.
(3)	The Company is required to provide Messrs. Walker and Rexroad and Ms. Cuisson continued coverage under health and dental benefits, at its expense, for a period ending on the earlier of (i) twenty-four (24) months from the date of such named executive officer’s termination, and (ii) the date comparable coverage is obtained from a successor employer. These figures are based upon COBRA premium rates for health and dental coverage in effect at the end of fiscal year 2012.

Potential Payments Upon Termination by Reason of Death or Disability

Name	Base Salary	Bonus Payment ($)(1)	Value of Stock Option ($)	Restricted Stock Awards ($)(2)	Benefits and Perquisites ($)	Total ($)
Richard C. Jenkins		$—				$—
Drew Walker		$105,000				$105,000
Jay W. Ferguson		$—				$—
Catherine Cuisson		$35,099				$35,099
Dennie Rexroad		$37,992				$37,992

(1)	Bonus payment is calculated as 30% of the named executive officer’s maximum annual bonus under the management incentive plan awards. The executive officer would be entitled to a pro rata portion of the annual bonus earned through the date of termination, if such amount were higher.
(2)	No restricted stock was outstanding as of the reporting date.

Director Compensation

Until his resignation in July 2012, Mr. DeHuff was the only director eligible to receive compensation for services as a director of the Company and was entitled to receive $50,000 for each fiscal year served as a director, payable at the anniversary of his election date, August 15, 2011. His successor Mr. Isaman was eligible to receive compensation for services as a director of the Company of $50,000 for each fiscal year served as a director, payable in equal installments at the end of each quarter. Upon his election as the Executive Chairman of the Board in February 2013, Mr. Isaman’s annual compensation was increased to $250,000 for each fiscal year served in this role. Upon his election as the Executive Chairman, Mr. Isaman also became eligible to receive a bonus of up to 50% of his base compensation based on the Company’s achievement of financial performance targets approved by the Board of Directors, and was granted an award of 175,000 time-based options, with an exercise price of $4.50 per share, subject to vesting schedule in equal installments over four years beginning on the first anniversary of the grant date, or February 1, 2013.

None of the other members of our Board of Directors received direct compensation from the Company for services rendered as a member of our Board for the year ended December 31, 2012.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Ownership

All of the outstanding shares of our issued and outstanding common stock are held by Holdings. The table below presents information regarding beneficial ownership of the equity securities of Holdings as of March 30, 2013 by each person who is known by us to beneficially own more than 5% of the equity securities of Holdings, by each of our directors, by each of our executive officers, and by all of our directors and currently employed executive officers as a group.

As of March 30, 2013, Holdings had 11,483,915 shares of common stock outstanding. The number of shares of common stock outstanding used in calculating the percentage for each listed person includes the shares of common stock underlying options beneficially owned by that person that are exercisable within 60 days following March 30, 2013. Notwithstanding the beneficial ownership of common stock presented below, various stockholder agreements govern the stockholders’ exercise of their voting rights with respect to the election of directors and certain other material events. The parties to these stockholders agreements have agreed to vote their shares to elect the board of directors as set forth therein. See “Certain Relationships and Related Party Transactions.”

Except as described in the agreements mentioned above or as otherwise indicated in a footnote, each of the beneficial owners listed has, to our knowledge, sole voting and investment power with respect to the indicated shares of common stock. Unless otherwise indicated in a footnote, the address for each individual listed below is c/o AGY Holding Corp., 2556 Wagener Road, Aiken, South Carolina 29801.

Name and Address	Shares of Common Stock	Percent of Common Stock
Investment funds associated with Kohlberg & Company, LLC (1)	10,944,915	90.7%
Richard C. Jenkins	—	—
Drew Walker (2)	211,000	1.75%
Jay W. Ferguson	—	—
Catherine Cuisson (3)	153,333	1.27%
Dennie Rexroad (4)	101,000	*
Christopher Lacovara (5)	—	—
Samuel Frieder (5)	—	—
Seth Hollander (5)	—	—
Robert Isaman	—	—
All directors and executive officers as a group (5 people)	551,333	4.57%

*	indicates less than 1% of common stock
(1)	Includes 5,776,453 shares owned by Kohlberg Investors V, LP (“Kohlberg V”), 4,201,138 shares owned by Kohlberg TE Investors V, LP (“Kohlberg TE V”), 477,421 shares owned by Kohlberg Partners V (“Partners V”), 386,937 shares owned by Kohlberg Offshore Investors V, LP (“Offshore V”) and 102,966 shares owned by KOCO Investors V, LP (“KOCO V”). Kohlberg Management V, LLC is the general partner of each of Kohlberg V, Kohlberg TE V, Partners V, Offshore V and KOCO V and is affiliated with Kohlberg & Company, LLC. The address of each of the entities described in this footnote (1) is 111 Radio Circle Mount Kisco, New York 10549.
(2)	Includes 190,000 shares that Mr. Walker has the right to acquire within 60 days of March 30, 2013 by exercising stock options.
(3)	Includes 133,333 shares that Ms. Cuisson has the right to acquire within 60 days of March 30, 2013 by exercising stock options.
(4)	Includes 80,000 shares that Mr. Rexroad has the right to acquire within 60 days of March 30, 2013 by exercising stock options.
(5)	Christopher Lacovara, Samuel Frieder, and Seth Hollander each own membership interests in Kohlberg Management V, L.L.C., which is the general partner of the various investment funds that own shares as described in footnote (1) above.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes the securities authorized for issuance as of December 31, 2012 under our KAGY 2006 Stock Option Plan, the number of shares of our common stock issuable upon the exercise of outstanding options, the weighted average exercise price of such options and the number of additional shares of Holdings’ common stock still authorized for issuance under such plans. The KAGY Stock Option Plan has been approved by Holdings’ stockholders.

	(a)	(b)	(c)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
KAGY Holding Company, Inc. 2006 Stock Option Plan	950,000	$8.51	385,000

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Pursuant to our Conflicts of Interest Policy, our executive officers and certain other employees who have, or whose immediate family members have, any financial interest in an entity that engages in business with the Company or competes with the Company are required to report to us such a financial interest. If the Company considers the financial interest to be in conflict with the Company’s best interests, the Company may require divestiture of the interest. However, under the Company’s bylaws, a contract or transaction between the Company and one or more of its directors or officers, or between the Company and any other corporation, partnership, association, or other organization in which one or more of the Company’s directors or officers are directors or officers, or have a financial interest, will not be voidable solely because of such relationship or interest if (i) the Board is aware of such relationship or interest and a majority of the disinterested directors approves the contract or transaction in good faith, (ii) the stockholders entitled to vote on the contract or transaction are aware of such relationship or interest and approve the contract or transaction in good faith or (iii) the contract or transaction is fair as to the Company as of the time it is authorized, approved or ratified, by the Board, a committee or the stockholders.

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

Management Agreement

The Company has a management agreement with the principal stockholder of Holdings pursuant to which this party provides management and other advisory services to the Company. The management agreement requires the Company to pay this party an annual management fee of $750,000 and to reimburse this party for out-of-pocket expenses incurred in connection with its services. The management agreement also provides that our Sponsor will receive transaction fees in connection with certain subsequent financings and acquisition transactions. The management agreement includes customary indemnification provisions in favor this party and its affiliates. Under this management agreement, this related party was paid $750,000 for the year ended December 31, 2010. The management fees expensed in 2012 and 2011 aggregated $750,000 each year, all of which was deferred in 2012 and out of which $562,500 was paid and $187,500 was deferred in the year ending December 31, 2011.

Director Independence

AGY Holding Corp. is a privately held corporation. None of our directors meets the standards for “independent directors” of a national stock exchange.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

PricewaterhouseCoopers LLP, and its affiliates (“PwC”), the Company’s independent registered public accounting firm and principal accountant for the fiscal years ended December 31, 2012 and December 31, 2011, billed the fees set forth below (in thousands).

	Year Ended December 31, 2012	Year Ended December 31, 2011

Audit Fees (1)	$490,000	$489,000
Audit-Related Fees (2)	—	—
Tax Fees (3)	108,240	80,349
All Other Fees (4)	12,000	—

Total Fees	$610,240	$569,349

(1)	Audit Fees billed in the fiscal years ended December 31, 2012 and 2011 represented fees billed by PwC for the following services: the audit of the Company’s annual financial statements, reviews of the Company’s quarterly financial statements, and other services normally provided in connection with statutory and regulatory filings.
(2)	The Company did not incur any “Audit-Related Fees” in the fiscal years ended December 31, 2012 and 2011.
(3)	Tax Fees billed in the fiscal years ended December 31, 2012 and 2011 represent primarily fees billed by PwC for the tax services related to federal and state tax filings.
(4)	“All Others Fees” billed by PwC in the fiscal year ended December 31, 2012 related to fees billed by PwC for the review of the Company’s correspondence with the SEC. The Company did not incur any “All Other Fees” in the fiscal year ended December 31, 2011.

The audit committee was formed on July 20, 2006. The audit committee approves all engagements of PwC in advance. The audit committee approved all Audit Fees and Audit-Related Fees referred to above. The Company approved directly the Tax Fees and All Other Fees referred to above.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements

The financial statements are filed as part of this Annual Report on Form 10-K under Item 8 – “Financial Statements”.

(b)	Financial Statement Schedules

Financial statement schedules have been omitted because they are either not required, not applicable, or the information is presented in the Consolidated Financial Statements and the notes thereto in Item 8 above.

(c)	Exhibits

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of AGY Holding Corp. (incorporated by reference to Exhibit 3.1 of Form S-4 (File No. 333-150749) filed May 8, 2008)

3.2	By-laws of AGY Holding Corp. (incorporated by reference to Exhibit 3.2 of Form S-4 (File No. 333-150749) filed May 8, 2008)

3.3	Certificate of Formation of AGY Aiken LLC (incorporated by reference to Exhibit 3.3 of Form S-4 (File No. 333-150749) filed May 8, 2008)

3.4	Limited Liability Company Agreement of AGY Aiken LLC (incorporated by reference to Exhibit 3.4 of Form S-4 (File No. 333-150749) filed May 8, 2008)

3.5	Certificate of Formation of AGY Huntingdon LLC (incorporated by reference to Exhibit 3.5 of Form S-4 (File No. 333-150749) filed May 8, 2008)

3.6	Limited Liability Company Agreement of AGY Huntingdon LLC (incorporated by reference to Exhibit 3.6 of Form S-4 (File No. 333-150749) filed May 8, 2008)

4.1	Indenture, dated as of October 25, 2006 among AGY Holding Corp., AGY Aiken LLC, AGY Huntingdon LLC, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 of Form S-4 (File No. 333-150749) filed May 8, 2008)

4.2	First Supplemental Indenture dated as of March 28, 2008 by and among AGY Holding Corp., AGY Aiken LLC, AGY Huntingdon LLC, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 of Form S-4 (File No. 333-150749) filed May 8, 2008)

4.3	Registration Rights Agreement dated as of October 25, 2006 by and among AGY Holding Corp., AGY Aiken LLC, AGY Huntingdon LLC and UBS Securities LLC (incorporated by reference to Exhibit 4.3 of Form S-4 (File No. 333-150749) filed May 8, 2008)

4.4	Form of 11% Senior Second Lien Notes due 2014 (incorporated by reference to Exhibit 4.4 of Form S-4 (File No. 333-150749) filed May 8, 2008)

10.1	Management Agreement dated as of April 7, 2006 by and among KAGY Holding Company, Inc., AGY Holding Corp., as successor by merger to KAGY Acquisition Corp., and Kohlberg & Company, LLC (incorporated by reference to Exhibit 10.15 of Form S-4 (File No. 333-150749) filed May 8, 2008)

10.2	Form of Stockholders Agreement dated as of April 7, 2006 by and among KAGY Holding Company, Inc., AGY Holding Corp., as successor by merger to KAGY Acquisition Corp., and certain stockholders of KAGY Holdings Corp. party thereto (incorporated by reference to Exhibit 10.16 of Form S-4 (File No. 333-150749) filed May 8, 2008)

10.3	Shareholders’ Agreement dated June 10, 2009 by and among Grace Technology Investment Co., Ltd., AGY (Cayman) and Main Union Industrial Ltd. (incorporated by reference to Exhibit 10.5 of Form 10-Q (File No. 333-150749) filed August 19, 2009)

10.4	Security Agreement dated as of October 25, 2006 among AGY Holding Corp., AGY Aiken LLC, AGY Huntingdon LLC, and U.S. Bank National Association, as collateral agent (incorporated by reference to Exhibit 4.5 of Form S-4 (File No. 333-150749) filed May 8, 2008)

10.5	Amended and Restated Loan and Security Agreement dated as of March 8, 2011, among AGY Holding Corp., AGY Aiken LLC, AGY Huntingdon LLC, as borrowers, the Lenders party thereto from time to time, Bank of America, N.A., a national banking association, as Administrative Agent and UBS Securities LLC, as Documentation Agent (incorporated by reference to Exhibit 10.1 of Form 8-K (File No. 335-150749) filed March 14, 2011)

10.6	First Amendment to the Amended and Restated Loan and Security Agreement dated as of December 15, 2011, among AGY Holding Corp., AGY Aiken LLC, AGY Huntingdon LLC, as borrowers, the Lenders party thereto from time to time, Bank of America, N.A., a national banking association, as Administrative Agent and UBS Securities LLC, as Documentation Agent (incorporated by reference to Exhibit 4.8 of Form 10-K (File No. 333-150749) filed March 30, 2012)

10.7	Second Amendment to the Amended and Restated Loan and Security Agreement dated as of February 6, 2012, among AGY Holding Corp., AGY Aiken LLC, AGY Huntingdon LLC, as borrowers, the Lenders party thereto from time to time, Bank of America, N.A., a national banking association, as Administrative Agent and UBS Securities LLC, as Documentation Agent (incorporated by reference to Exhibit 4.9 of Form 10-K (File No. 333-150749) filed March 30, 2012)

10.8	Second Amended and Restated Loan and Security Agreement dated as of June 15, 2012, among AGY Holding Corp., AGY Aiken LLC, AGY Huntingdon LLC, UBS AG, Stamford Branch, UBS Securities LLC and the Lenders party thereto from time to time (incorporated by reference to Exhibit 10.1 of Form 8-K (File 333-150749) filed June 21, 2012)

10.9	First Amendment to Second Amended and Restated Loan and Security Agreement dated as of July 25, 2012, among AGY Holding Corp., AGY Aiken LLC, AGY Huntingdon LLC, UBS AG, Stamford Branch, UBS Securities LLC and the Lenders party thereto from time to time (incorporated by reference to Exhibit 10.26 of Form 10-Q (File No. 333-150749) filed August 14, 2012)

10.10	Intercreditor Agreement dated as of October 25, 2006 among AGY Holding Corp., AGY Aiken LLC, AGY Huntingdon LLC, KAGY Holding Company, Inc., UBS AG, Stamford Branch, collateral agent, and U.S. Bank National Association, as trustee and noteholder collateral agent (incorporated by reference to Exhibit 10.8 of Form S-4 (File No. 333-150749) filed May 8, 2008)

10.11	Reaffirmation of Intercreditor Agreement dated as of March 8, 2011 among AGY Holding Corp., AGY Aiken LLC, AGY Huntingdon LLC, KAGY Holding Company, Inc., U.S. Bank National Association, as trustee and noteholder collateral agent and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 4.14 of Form 10-K (File 333-150749) filed March 31, 2011)

10.12	Amended and Restated Employment Agreement dated effective as of April 7, 2006 by and between KAGY Holding Company, Inc., AGY Holding Corp. and Douglas J. Mattscheck (incorporated by reference to Exhibit 10.18 of Form S-4 (File No. 333-150749) filed May 8, 2008)*

10.13	Employment Agreement dated effective as of April 7, 2006 by and between KAGY Holding Company, Inc., AGY Holding Corp. and Catherine Cuisson (incorporated by reference to Exhibit 10.20 of Form S-4 (File No. 333-150749) filed May 8, 2008)*

10.14	Employment Offer Letter dated as of December 8, 2004 between AGY Holding Corp. and Dennis Rexroad (incorporated by reference to Exhibit 10.21 of Form S-4 (File No. 333-150749) filed May 8, 2008)*

10.15	First Amendment to Employment Offer Letter dated effective as of April 7, 2006 by and between KAGY Holding Company, Inc., AGY Holding Corp. and Dennis Rexroad (incorporated by reference to Exhibit 10.22 of Form S-4 (File No. 333-150749) filed May 8, 2008)*

10.16	Employment Offer Letter dated as of December 10, 2004 between AGY Holding Corp. and Drew Walker (incorporated by reference to Exhibit 10.23 of Form S-4 (File No. 333-150749) filed May 8, 2008)*

10.17	First Amendment to Employment Offer Letter dated effective as of April 7, 2006 by and between KAGY Holding Company, Inc., AGY Holding Corp. and Drew Walker (incorporated by reference to Exhibit 10.24 of Form S-4 (File No. 333-150749) filed May 8, 2008)*

10.18	Employment Offer Letter dated as of May 4, 2010 between KAGY Holdings, Inc. and C. Steven Smoot (incorporated by reference to Exhibit 10.2 of Form 10-Q (File 333-150749) filed August 16, 2010)*

10.19	Employment Agreement dated effective as of January 17, 2012 between KAGY Holding Company, Inc., AGY Holding Corp. and Drew Walker (incorporated by reference to Exhibit 10.9 of Form 10-K (File No. 333-150749) filed March 30, 2012)*

10.20	Separation Agreement among AGY Holding Corp., KAGY Holding Company and Steven Smoot dated April 23, 2012 (incorporated by reference to Exhibit 10.23 of Form 10-Q (File No. 333-150749) filed May 15, 2012)*

10.21	Consulting Services Agreement between AGY Holding Corp. and Jay Ferguson dated April 9, 2012 (incorporated by reference to Exhibit 10.24 of Form 10-Q (File No. 333-150749) filed May 15, 2012)*

10.22	KAGY Holding Company, Inc. Severance Plan adopted as of April 7, 2006 (incorporated by reference to Exhibit 10.26 of Form S-4 (File No. 333-150749) filed May 8, 2008)*

10.23	KAGY Holding Company, Inc. 2006 Stock Option Plan (incorporated by reference to Exhibit 10.27 of Form S-4 (File No. 333-150749) filed May 8, 2008)*

10.24	Form of Stock Option Grant under the KAGY Holding Company, Inc. 2006 Stock Option Plan (incorporated by reference to Exhibit 10.28 of Form S-4 (File No. 333-150749) filed May 8, 2008)*

10.25	Amended and Restated Supply Agreement, dated as of May 1, 2006, between Nouveau Verre Holdings LLC, Porcher Industries, S.A., BGF Industries, Inc., Chavanoz S.A., Shanghai – Porcher Industries, Sovoutri S.A., Fothergill P.L.C., The Other Affiliates of Porcher, and AGY Holdings Corp (incorporated by reference to Exhibit 10.29 of Form S-4 (File No. 333-150749) filed May 8, 2008)

10.26	Amended and Restated Alloy Services Agreement, dated as of September 16, 2003, by and between Advanced Glassfiber Yarns LLC and Owens Corning (incorporated by reference to Exhibit 10.30 of Form S-4 (File No. 333-150749) filed May 8, 2008)

10.27	Amendment No. 1 to Amended and Restated Alloy Services Agreement, dated as of November 26, 2006, by and between AGY Holding Corp., as successor-in-interest to Advanced Glassfiber Yarns LLC, and Owens Corning (incorporated by reference to Exhibit 10.31 of Form S-4 (File No. 333-150749) filed May 8, 2008)

10.28	Amendment No. 2 to Amended and Restated Alloy Services Agreement, dated as of October 26, 2007, by and between AGY Holding Corp., as successor-in-interest to Advanced Glassfiber Yarns LLC, and Owens Corning (incorporated by reference to Exhibit 10.32 of Form S-4 (File No. 333-150749) filed May 8, 2008)

10.29	Sale and Purchase Agreement by and among Grace Technology Investment Co., Ltd., Grace THW Holding Limited, and AGY (Cayman) dated as of March 12, 2009 (incorporated by reference to Exhibit 10.34 of Form 10-K (File No. 333-150749) filed March 25, 2009)

10.30	Framework Agreement by and among Grace THW Holding Limited, Grace Technology Investment Co., Ltd., AGY Holding Corp., AGY (Cayman), Main Union Industrial Ltd., and Shanghai Grace Technology Co., Ltd., dated as of March 12, 2009 (incorporated by reference to Exhibit 10.35 of Form 10-K (File No. 333-150749) filed March 25, 2009)

10.31	Option Agreement dated June 10, 2009 by and among Grace Technology Investment Co., Ltd., AGY (Cayman) and Main Union Industrial Ltd. (incorporated by reference to Exhibit 10.5 of Form 10-Q (File No. 333-150749) filed August 19, 2009) **

10.32	Master Lease Agreement dated September 28, 2009 by and between DB Energy Trading LLC and AGY Holding Corp. (incorporated by reference to Exhibit 10.1 of Form 10-Q (File No. 333-150749) filed November 13, 2009) **

10.33	Amended and Restated Master Lease Agreement dated as of July 25, 2012, among AGY Holding Corp., AGY Aiken LLC, AGY Huntingdon LLC and DB Energy Trading LLC (incorporated by reference to Exhibit 10.27 of Form 10-Q (File No. 333-150749) filed August 14, 2012)*

12.1	Statements re: Computations of Ratios

14.1	Code of Business Ethics and Business Conduct (incorporated by reference to exhibit 14.1 of Form 10-K (File No. 333-150749) filed March 25, 2009)

16.1	Letter dated January 26, 2010 from Deloitte & Touche LLP (incorporated by reference to Exhibit 16.1 of Form 8-K (File No. 333-150749) filed January 26, 2010)

21.1	Subsidiaries of the Company

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial and Accounting Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial and Accounting Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Aiken, State of South Carolina, on the 1st day of April, 2013.

AGY HOLDING CORP.
(Registrant)

By:	/s/ Richard C. Jenkins
Richard C. Jenkins
Interim Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the date indicated below.

Signature	Title	Date

/s/ Richard C. Jenkins	Chief Executive Officer, Interim (Principal Executive Officer)	April 1, 2013
Richard C. Jenkins

/s/ Jay W. Ferguson	Chief Financial Officer, Interim (Principal Financial and Accounting Officer)	April 1, 2013
Jay W. Ferguson

/s/ Drew Walker	President, Director	April 1, 2013
Drew Walker

/s/ Robert Isaman	Director	April 1, 2013
Robert Isaman

/s/ Samuel P. Frieder	Director	April 1, 2013
Samuel P. Frieder

/s/ Seth H. Hollander	Director	April 1, 2013
Seth H. Hollander

/s/ Christopher Lacovara	Director	April 1, 2013
Christopher Lacovara

AGY HOLDING CORP. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of

AGY Holding Corp. and Subsidiaries

Aiken, South Carolina

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of AGY Holding Corp. and its subsidiaries at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Charlotte, North Carolina
April 1, 2013

AGY Holding Corp. and Subsidiaries

Consolidated Balance Sheets

As of December 31,

(Dollars in thousands except per share amounts)

	2012	2011
Assets

Current assets:
Cash	$3,643	$2,268
Restricted cash	1,166	—
Trade accounts receivables, less allowances of $2,351 and $2,703 at December 31, 2012 and 2011, respectively	17,885	17,572
Inventories, net	27,827	30,795
Deferred tax assets	2,511	3,370
Other current assets	2,389	1,865

Total current assets	55,421	55,870
Property, plant and equipment, and alloy metals, net	137,000	165,052
Intangible assets, net	16,327	17,185
Other assets	1,332	494

TOTAL	$210,080	$238,601

Liabilities, Obligation Under Put/Call for Noncontrolling Interest and Shareholder’s Deficit

Current liabilities:
Accounts payable	$13,473	$14,627
Accrued liabilities	14,960	11,896
Short-term borrowings	11,580	12,820
Current portion of long-term debt	27,376	27,568

Total current liabilities	67,389	66,911
Long-term debt	214,225	197,000
Pension and other employee benefit plans	9,752	8,434
Deferred tax liabilities	4,302	5,378

Total liabilities	295,668	277,723

Commitments and contingencies
Obligation under put/call for noncontrolling interest	—	—

Shareholder’s deficit:
Common stock, $.01 par value per share; 1,000 shares authorized; 100 shares issued and outstanding at December 31, 2012 and 2011	—	—
Additional paid-in capital	122,508	122,386
Accumulated deficit	(207,288)	(167,085)
Accumulated other comprehensive income	2,479	4,138

Total AGY Holding Corp. shareholder’s deficit	(82,301)	(40,561)
Noncontrolling interest	(3,287)	1,439

Total shareholder’s deficit	(85,588)	(39,122)

TOTAL	$210,080	$238,601

The accompanying notes are an integral part of the consolidated financial statements.

AGY Holding Corp. and Subsidiaries

Consolidated Statements of Operations

For the Years Ended December 31,

(Dollars in thousands)	2012	2011	2010

Net sales	$172,739	$183,653	$183,674
Cost of goods sold	(152,344)	(171,725)	(168,932)

Gross profit	20,395	11,928	14,742
Selling, general and administrative expenses	(15,530)	(15,801)	(15,823)
Restructuring charges	(10,733)	(1,370)	(2,658)
Amortization of intangible assets	(1,003)	(1,003)	(1,003)
Long-lived assets and trademarks impairment charge	(14,236)	(37,898)	—
Other operating (expense) income	(78)	1,120	6,415

(Loss) income from operations	(21,185)	(43,024)	1,673
Other non-operating (expense) income:
Interest expense	(24,120)	(23,721)	(22,782)
Other income, net	238	75	186

Loss before income tax (expense) benefit	(45,067)	(66,670)	(20,923)
Income tax benefit (expense)	130	(93)	6,346

Net loss	(44,937)	(66,763)	(14,577)
Less: net loss (income) attributable to the noncontrolling interest	4,734	12,240	(1,545)

Net loss attributable to AGY Holding Corp.	$(40,203)	$(54,523)	$(16,122)

AGY Holding Corp. and Subsidiaries

Consolidated Statements of Comprehensive Loss

For the Years Ended December 31,

(Dollars in thousands)	2012	2011	2010

Net loss attributable to AGY Holding Corp.	$(40,203)	$(54,523)	$(16,122)
Pension and other postretirement benefit plans – net of tax of $0	(1,647)	(669)	1,426
Foreign currency translation adjustments	(12)	2,278	1,296

Comprehensive loss attributable to AGY Holding Corp.	(41,862)	(52,914)	(13,400)

Net (loss) income attributable to noncontrolling interest	(4,734)	(12,240)	1,545
Foreign currency translation adjustments	8	516	297

Comprehensive (loss) income attributable to noncontrolling interest	(4,726)	(11,724)	1,842

Net loss	(44,937)	(66,763)	(14,577)
Pension and other postretirement benefit plans – net of tax of $0	(1,647)	(669)	1,426
Foreign currency translation adjustments	(4)	2,794	1,593

Comprehensive loss, including portion attributable to noncontrolling interest	$(46,588)	$(64,638)	$(11,558)

The accompanying notes are an integral part of the consolidated financial statements.

AGY Holding Corp. and Subsidiaries

Consolidated Statements of Changes in Shareholder’s Equity (Deficit)

For the Years Ended December 31, 2012, 2011 and 2010

				Accumulated Other
		Additional Paid-In Capital				Total Shareholder’s Equity (Deficit)
(Dollars in thousands)			Accumulated Deficit		Noncontrolling Interest (“NCI”)
	Common Stock			Comprehensive Income (Deficit)
BALANCE – December 31, 2009	$—	$122,144	$(96,440)	$(193)	$—	$25,511

Comprehensive loss:
Net loss (income)	—	—	(16,122)	—	1,545	(14,577)
Foreign currency translation adjustment	—	—	—	1,296	297	1,593
Pension and other postretirement benefit plans – net of tax of $843	—	—	—	1,426	—	1,426

Total comprehensive (loss) income	—	—	(16,122)	2,722	1,842	(11,558)

Stock compensation	—	43	—	—	—	43
Effect of obligation under put/call for NCI	—	—	—	—	7,920	7,920

BALANCE – December 31, 2010	—	122,187	(112,562)	2,529	9,762	21,916

Comprehensive loss:
Net loss	—	—	(54,523)	—	(12,240)	(66,763)
Foreign currency translation adjustment	—	—	—	2,278	516	2,794
Pension and other postretirement benefit plans – net of tax of $34	—	—	—	(669)	—	(669)

Total comprehensive (loss) income	—	—	(54,523)	1,609	(11,724)	(64,638)

Stock compensation	—	199	—	—	—	199
Effect of obligation under put/call for NCI	—	—	—	—	3,401	3,401

BALANCE – December 31, 2011	—	122,386	(167,085)	4,138	1,439	(39,122)

Comprehensive loss:
Net loss	—	—	(40,203)	—	(4,734)	(44,937)
Foreign currency translation adjustment	—	—	—	(12)	8	(4)
Pension and other postretirement benefit plans – net of tax of $0	—	—	—	(1,647)	—	(1,647)

Total comprehensive (loss) income	—	—	(40,203)	(1,659)	(4,726)	(46,588)

Stock compensation	—	122	—	—	—	122

BALANCE – December 31, 2012	—	$122,508	$(207,288)	$2,479	$(3,287)	$(85,588)

The accompanying notes are an integral part of the consolidated financial statements.

AGY Holding Corp. and Subsidiaries

Consolidated Statements of Cash Flows For the Years

Ended December 31,

(Dollars in thousands)	2012	2011	2010
Cash flows from operating activities:
Net loss	$(44,937)	$(66,763)	$(14,577)
Adjustments to reconcile net loss to net cash used in operating activities:
Long-lived assets and trademarks impairment charge	14,236	37,898	—
Gain from contract termination	—	—	(6,276)
Depreciation	10,031	15,453	18,646
Alloy metals depletion, net	7,301	7,310	8,103
Amortization of debt issuance costs	958	767	711
Amortization of intangibles with definite lives	1,003	1,003	1,003
Loss (gain) on sale, disposal of assets or exchange of property and equipment and alloy metals	18	(1,285)	331
Stock compensation	122	199	43
Deferred income tax (benefit) expense	(218)	—	(6,086)
Changes in assets and liabilities (net of assets acquired):
Trade accounts receivable	(313)	393	717
Inventories	2,969	464	(1,526)
Other assets	(337)	722	767
Accounts payable	(1,654)	3,267	(1,957)
Accrued and other liabilities	3,086	652	(4,386)
Pension and other employee benefit plans	(330)	(2,389)	342

Net cash used in operating activities	(8,065)	(2,309)	(4,145)

Cash flows from investing activities:
Purchases of property and equipment and alloy metals	(2,559)	(6,064)	(9,838)
Proceeds from the sale of property and equipment and alloy metals	—	6,090	14,146
Increase in restricted cash	(2,166)	—	—

Net cash (used in) provided by investing activities	(4,725)	26	4,308

Cash flows from financing activities:
Proceeds from Revolving Credit Facility borrowings	73,569	72,059	71,900
Payments of Revolving Credit Facility borrowings	(56,344)	(65,009)	(73,200)
Proceeds from AGY Asia Credit Facility borrowings	—	2,844	6,225
Payments on AGY Asia Credit Facility borrowings	(1,519)	(7,529)	(5,213)
Debt issuance costs and other	(1,590)	(1,002)	(100)

Net cash provided (used in) by financing activities	14,116	1,363	(388)

Effect of exchange rate changes on cash	49	56	(82)

Net increase (decrease) in cash	1,375	(864)	(307)
Cash, beginning of year	2,268	3,132	3,439

Cash, end of year	$3,643	$2,268	$3,132

Supplemental disclosures of cash flow information:
Cash paid for interest	$23,051	$22,549	$22,085

Cash paid for income taxes	$60	$105	$143

Supplemental disclosures of noncash financing/investing activities:
Increase (Decrease) in minimum pension liability adjustment	$153	$(113)	$(40)

Construction in-progress included in accounts payable	$712	$212	$627

The accompanying notes are an integral part of the consolidated financial statements.

AGY HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

(Dollars in thousands, unless otherwise noted)

1.	OVERVIEW AND BASIS OF PRESENTATION

Overview — As used in this Form 10-K and in these notes, the terms “AGY”, the “Company”, “we”, “us”, “our” mean AGY Holding Corp and subsidiary companies.

AGY Holding Corp. is a Delaware corporation with its headquarters in South Carolina. KAGY Holding Company, Inc. (“Holdings”) is the sole shareholder. AGY Holding Corp. and its subsidiaries (collectively, “AGY” or the “Company”) is a leading manufacturer of advanced glass fibers that are used as reinforcing materials in numerous diverse high-value applications, including aircraft laminates, ballistic armor, pressure vessels, roofing membranes, architectural fabrics, and specialty electronics. AGY is focused on serving end-markets that require glass fibers for applications with demanding performance criteria, such as the aerospace, defense, construction, electronics, automotive, and industrial end-markets.

Currently the Company has two manufacturing facilities in the United States and one in the People’s Republic of China (“PRC” or “China”) and operates as two reportable segments (each a single operating segment) consisting of AGY U.S. manufacturing operations (“AGY US”) and AGY’s Asian manufacturing operations (“AGY Asia”).

Basis of Consolidation and Presentation — The accompanying financial statements and related notes present and discuss our consolidated financial position as of December 31, 2012 and 2011, and the consolidated results of our operations, cash flows, and changes in shareholder’s deficit for the years ended December 31, 2012, 2011 and 2010. The business is conducted through AGY Holding Corp., its two wholly owned domestic subsidiaries AGY Aiken LLC and AGY Huntingdon LLC and its wholly owned foreign subsidiaries, AGY Europe SARL (France) and AGY Cayman LLC (Cayman Islands). AGY Cayman LLC (Cayman Islands) is the holding company of the 70% controlling ownership in AGY Hong Kong Ltd. (former Main Union Industrial Ltd.) and its subsidiaries (which are collectively referred to herein as “AGY Asia”) acquired on June 10, 2009. All significant intercompany accounts and transactions have been eliminated in consolidation.

Operations and Liquidity Management — As of December 31, 2012, AGY US had total liquidity of $10.6 million, consisting of $0.2 million in unrestricted cash and approximately $10.4 million of borrowing availability under the senior secured revolving credit facility (“Amended Credit Facility”)

As further disclosed in Note 9, if our borrowing availability under the Amended Credit Facility falls below $6.25 million, we will be subject to a springing financial maintenance covenant that would likely result in a default under the Amended Credit Facility. AGY US intends to manage its liquidity needs through enhancements to the gross margins from production process improvements, increased sales of higher margin products, other operating focused efforts and improved management of its working capital requirements. The Company also announced divestiture of certain non-core business lines (including Continuous Filament Mat (“CFM”), wound products and conductive roving) and the assets located in its Huntingdon, Pennsylvania manufacturing facilities. The Company recently entered into a non-binding letter of intent related to the sale of these non-core business lines and assets and the potential buyer is currently completing his due diligence. The Company believes that the re-alignment of its product portfolio following completion of this non-core asset divestiture will allow AGY to return to its core capabilities, focus on its specialty materials products and reduce its financial leverage.

Additionally, the amendments to the Amended Credit Facility and to the Deutsche Bank Master Lease Agreement (the “Amended Master Lease Agreement”) in July 2012 added a minimum Fully Adjusted EBITDA financial covenant for AGY US, which is required to be tested on a quarterly basis until March 2013 and is further described in Note 16. AGY US was in compliance with the minimum Fully Adjusted EBITDA covenant as of December 31, 2012. We expect but cannot guarantee that we will be able to satisfy this financial covenant in the future, but failure to meet the covenant would result in an event of default under these two agreements. Any acceleration action taken by our lenders as a result of this or any other event of default could result in cross-acceleration default triggers under the senior secured notes (“Notes”), ultimately causing the Notes, Amended Credit Facility and Amended Master Lease Agreement to immediately become due and payable.

The AGY Asia reporting segment has experienced declining operating profits and significant debt service obligations originally due in 2012 have been renegotiated and extended to April 2013. As a result, in April 2012, we retained William Blair & Company, L.L.C. and its pan alliance partner Business Development Asia (HK) Ltd (“Blair” and “BDA” and together the “Advisor”) to provide certain investment banking services to evaluate and assist with a possible combination of AGY Asia with another party, a recapitalization of a significant portion of AGY Asia’s indebtedness or a change of control of AGY Asia in a transaction involving the Bank of Shanghai, which is the primary lender for the Asian operation. AGY continues to explore opportunities to sell AGY Asia and is currently negotiating with potential buyers and the lender under the AGY Asia financing documents regarding the terms of a possible sale transaction. We do not expect any possible transaction to impact the AGY US reporting segment as only approximately 1.1% of the reported revenue for AGY US was derived from products produced by AGY Asia over the last 12 months. Further, the long-term borrowings and other obligations of AGY Asia are not guaranteed by AGY US. Additionally, AGY US expects to maintain its commercial presence and sales channels for glass fibers produced in North America but sold to the Asian market, primarily for specialty electronics applications.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements and related notes have been prepared in accordance with the Accounting Standards Codification, issued by the Financial Accounting Standards Board (“FASB”) in June 2009 (the “Codification” or “ASC”) and effective after September 15, 2009. The Codification superseded all then-existing non-SEC accounting and reporting standards and established the FASB as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. All guidance contained in the Codification carries an equal level of authority. The adoption of the Codification in the third quarter of 2009 did not have an effect on the Company’s results of operations, cash flows, or financial position.

Cash — The Company considers cash on hand, cash deposited in financial institutions, and money market accounts with maturities of less than 90 days at date of purchase to be cash and cash equivalents. These are stated at cost, which approximates market value. At December 31, 2012 and 2011, the Company had no cash equivalents. The financing agreements of AGY Asia restrict the payment of dividends and cash repatriation. As of December 31, 2012, $3.5 million of cash was not available for general corporate use because such amounts are held by the foreign Chinese subsidiary where the Company considers earnings to be indefinitely invested.

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

Inventories — net — Inventories are stated at the lower of cost or market. Cost includes material, labor, and overhead, and is determined using the first-in, first-out method, except for certain packaging materials valued on an average-cost method. Inventories are stated net of estimated reserves for excess, obsolete, and lower of cost or market adjustments.

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

During the manufacturing process, a small portion of the alloy metal is physically consumed. The portion of the alloy metals physically consumed is measured at the time a bushing is reconditioned and is charged to income. The amount of metal loss and the service life of the bushings are dependent upon a number of factors, including the type of furnace and the products being produced. Generally, bushings are reconditioned once per one to nine months depending on the glass melting technology used (and the associated melting temperature), with reconditioning charges incurred monthly.

Alloy metal additions are recorded at cost, or at fair value if acquired in a business combination, and alloy metal loss is recognized based on weighted-average historical cost per type of alloy metal.

Significant Customers and Concentration of Credit Risk — Two customers accounted for approximately 26% and 12%, respectively, of the Company’s gross consolidated accounts receivable as of December 31, 2012, compared to 26% and 13%, respectively, as of December 31, 2011. Sales to the two largest customers represented approximately 16% and 8% of the Company’s total sales, respectively, for the year ended December 31, 2012, compared to 17% and 8%, respectively, of total sales for the year ended December 31, 2011. The Company generally does not require collateral from customers and provides a reserve for uncollectible accounts based on customers’ credit history, aging of the receivables, and past due delinquency status.

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

Stock-Based Compensation — The Company applies the provisions of ASC 718, Compensation — Stock Compensation, regarding accounting for Share-Based Payment, which requires companies to recognize in the consolidated statement of operations the grant-date fair value of stock awards issued to employees and directors.

Foreign Currency Translation and Transactions — The assets and liabilities of the international subsidiaries whose functional currency is a foreign currency are translated into U.S. dollars at the period-end spot exchange rate. Cumulative currency translation adjustments are included in “accumulated other comprehensive income (loss)” in the shareholder’s equity section of the consolidated balance sheets. Income and expenses in foreign currencies are translated at the average exchange rates prevailing during each year. Gains and losses from foreign currency transactions are recorded in “Other income” and were not material for the years ended December 31, 2012, 2011 and 2010.

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

Goodwill and Intangible Assets — The Company accounts for goodwill and other intangible assets in accordance with the provisions of ASC 350, Intangibles — Goodwill and Others. Goodwill and intangible assets with indefinite lives are not amortized, but instead are subject to annual impairment testing conducted each year.

Prior to 2010, management concluded that the goodwill associated with the AGY US reporting segment was fully impaired and it was written off the books.

Other intangible assets are recorded at cost, or when acquired as part of a business combination, at their estimated fair value. These assets relate only to the AGY US reporting segment and include customer relationships, process technology, non-compete covenant, deferred financing fees and trademarks as discussed in Note 6. The Company’s process technology consists of several patents that relate to the design, application or manufacturing for key products, and its estimated life is based on the average legal life of the patents and the Company’s estimated economic life of the processes. Intangibles with indefinite lives (trademarks) are subject to at least annual impairment testing, which compares the fair value of the intangible asset with its carrying amount. If the fair value is less than the carrying amount of the asset, an impairment loss is recognized for the difference.

As of December 31, 2011, the fair value of the trademarks exceeded their carrying value by 4%. The results of a similar assessment as of December 31, 2012 indicate that the carrying value of the trademarks of $5.6 million exceeded their fair value. As a result, the Company recognized a non-cash impairment charge of approximately $0.5 million, classified as a “loss from operations” for the year ended December 31, 2012.

Impairment of Long-Lived Assets — Pursuant to ASC 360-10, the Company evaluates its long-lived assets, including its tangible assets consisting of property, plants and equipment, and alloy metals (which are an integral part of the Company’s installed glass-melting furnaces) and its definite-lived intangible assets, for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. A significant decrease in the spot market price of alloy precious metals is one of the factors considered by management in determining the need to test this asset group for recoverability. However, management also takes into account that the market price of the precious metals may be volatile over short periods of time. Accordingly, changes in the market price of alloy precious metals may not trigger impairment assessment because such changes may not significantly impact future cash flows expected from the use of the alloy metals on an ongoing basis.

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

During the fourth quarter of 2011, our US reporting segment continued to incur losses due to operational performance challenges, experienced a decrease in liquidity and there was a significant decline in precious metal market price. During 2012, the operating profitability of AGY US improved but the decrease in liquidity and continued volatility in precious metals market prices were considered by the Company as triggering circumstances for testing the long-lived assets group of this reporting segment for recoverability. Based on the analysis performed by management, the total recoverable cash flows of the long-lived assets group substantially exceeded its carrying value at December 31, 2011 and 2012. No impairment charge was recognized for the US reporting segment.

As further discussed in Note 4, the Company performed a similar evaluation on the AGY Asia reporting segment, and recorded impairments of $13.7 million and $37.9 million as of December 31, 2012 and 2011, respectively.

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

The Company’s only derivative financial instruments at December 31, 2012 and 2011 were forward contracts to purchase natural gas and electricity used in the manufacturing operations.

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

Conditional Asset Retirement Obligations — The Company accounts for conditional asset retirement obligations in accordance with the provisions of ASC 410, Accounting for Conditional Asset Retirement Obligations, which requires that any legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may not be within the Company’s control be recognized as a liability at the fair value of the conditional asset retirement obligation, if the fair value of the liability can be reasonably estimated. However, sufficient information may not be available to reasonably estimate the fair value of an asset retirement obligation. See Note 20 for additional discussion regarding conditional asset retirement obligations.

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

Effective January 1, 2012, the Company adopted on a prospective basis ASU 2011-04, Fair Value Measurement (Topic 820) — Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”). The amendments in ASU 2011-04 generally represent clarifications of fair value measurement to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and IFRS. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements, particularly for fair value measurements categorized within Level 3 of the fair value hierarchy. The adoption of ASU 2011-04 did not have an impact on the Company’s consolidated financial statements.

Recently Issued Accounting Standards — In December 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-11, Disclosures about Offsetting Assets and Liabilities (Topic 210, Balance Sheet). The update requires new disclosures about balance sheet offsetting and related arrangements. For derivatives and financial assets and liabilities, the amendments require disclosure of gross asset and liability amounts, amounts offset on the balance sheet, and amounts subject to the offsetting requirements but not offset on the balance sheet. The guidance is effective December 1, 2013 and is to be applied retrospectively. This guidance does not amend the existing guidance on when it is appropriate to offset; the impact of the adoption of ASU 2011-11 is not expected to have a material impact on the Company’s consolidated financial statements.

In July 2012, the FASB issued updated guidance ASU 2012-02, Intangibles — Goodwill and Other (Topic 350), on the periodic testing of indefinite-lived intangible assets for impairment. The updated guidance gives companies the option to perform a qualitative assessment to determine whether it is more likely than not that an indefinite-lived asset is impaired before performing quantitative impairment testing. The updated accounting guidance is effective for fiscal years beginning after September 15, 2012, with early adoption permitted. The Company believes that the adoption of this guidance will have no material impact on the Company’s consolidated financial statements.

3.	INVENTORIES — NET

Inventories, net of reserves for excess and obsolete inventory and write-downs to lower of cost or market of $2,562 and $2,684 as of December 31, 2012 and 2011, respectively, consist of the following:

	December 31, 2012	December 31, 2011
Finished goods and work in process	$20,285	$21,275
Materials and supplies	7,542	9,520

	$27,827	$30,795

4.	PROPERTY, PLANT, AND EQUIPMENT AND ALLOY METALS

Property, plant and equipment and alloy metals consist of the following:

	December 31, 2012	December 31, 2011

Land and land use rights	$8,469	$12,456
Buildings and leasehold improvements	31,458	37,725
Machinery and equipment	102,812	105,893
Alloy metals (net of depletion)	64,133	74,411

	206,872	230,485
Less – Accumulated depreciation	(72,209)	(65,810)

	134,663	164,675
Construction in-progress	2,337	377

	$137,000	$165,052

Depreciation expense was $10,031, $15,453 and $18,646 in 2012, 2011 and 2010, respectively. Depletion of alloy metals was $7,301, $7,310 and $8,103 (net of recoveries and excluding expense to process such recoveries), in 2012, 2011 and 2010, respectively.

As discussed in Note 7, the Company recognized $0, $ 162 and $4,114 of accelerated depreciation related to its North American manufacturing footprint optimization in 2012, 2011 and 2010, respectively.

No alloy metals were sold in 2012 but the Company made cashless exchanges of rhodium and platinum during the third quarter of 2012 and recognized a gain of $272, classified as “other operating income”. In 2011, the Company sold alloy metals for net proceeds of $6,090, made cashless exchanges of rhodium and platinum and recognized a net gain of $1,299, classified as “other operating income”.

During 2011, the Company determined with the assistance of independent valuation experts that the carrying amounts of long-lived assets of AGY Asia were not recoverable as they exceeded the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the assets. Next, the Company determined the fair value of the AGY Asia long-lived assets and Company recognized an impairment of $37,898 at December 31, 2011.

As of September 30, 2012, the Company revaluated the recoverability of the AGY Asia long-lived assets based on the progress of the sale process of this operating business unit, the final non-binding offers submitted by potential buyers and the estimated future cash flows expected through the completion of a transaction. The Company determined that the carrying value of the AGY Asia long-lived assets exceeded the fair value and recognized an additional impairment of $13,749 at September 30, 2012. The Company performed a similar evaluation at December 31, 2012 and concluded that the total recoverable cash flows of the long-lived assets group exceeded its carrying value and that no additional impairment was required. As of December 31, 2012, AGY Asia has remaining long-lived assets with a net carrying value of $34,363.

The valuation methodologies used to measure fair value are discussed in Note 17.

5.	RESTRICTED CASH

As of December 31, 2012, the Company had current and noncurrent restricted cash of $1.2 million and $1.0 million, respectively. Restricted cash includes $1.5 million posted as cash collateral in connection with the June 15, 2012 amendment of the AGY US revolving credit facility. The cash collateral secures amounts remaining to be paid under the equipment lease that was financed by the previous revolving lender. The collateral requirement will be reduced by $0.1 million at the end of each quarter beginning January 1, 2013, and ending in October 2015 when all of the scheduled lease payments have been made.

The balance of $0.7 million was posted by AGY Asia as cash collateral to secure 100% of the letters of credit issued under its credit facility in support of trade supplier payments.

6.	INTANGIBLE ASSETS

Intangible assets subject to amortization and trademarks, which are not amortized, consist of the following:

	December 31, 2012	December 31, 2011	Estimated Useful Lives
Intangible assets subject to amortization:
Customer relationships	$4,800	$4,800	11 years
Process technology	10,200	10,200	18 years
Deferred financing fees	7,667	6,077	5 to 8 years

	22,667	21,077
Less – Accumulated amortization	(11,466)	(9,505)

	11,201	11,572
Trademarks – not amortized	5,126	5,613

Net intangible assets	$16,327	$17,185

In June 2012, the Company entered into the Amended Credit Facility for AGY US and incurred approximately $1.6 million in debt issuance costs. In March 2011, AGY US incurred approximately $1.0 million in debt issuance costs. These costs are treated as additional deferred financing fees amortized by the straight-line method over the remaining life of the Amended Credit Facility, which approximates the effective interest method.

The Company’s process technology consists of several patents that relate to the design, application or manufacturing for key products, and its estimated useful life is based on the average legal life of the patents and the Company’s estimated economic life of the processes.

As of December 31, 2011, the fair value of the trademarks exceeded their carrying value by 4%. The results of a similar assessment as of December 31, 2012 indicate that the carrying value of the trademarks of $5,613 exceeded their fair value. As a result, the Company recognized a non-cash impairment charge of approximately $0.5 million, classified as a “loss from operations” for the year ended December 31, 2012.

Estimated future amortization expense for the intangible assets subject to amortization for each of the next five years and the amount thereafter is as follows:

Years Ending December 31

2013	$1,849
2014	2,097
2015	1,766
2016	1,251
2017	685
Thereafter	3,553

$11,201

7.	RESTRUCTURING ACTIONS

AGY US

2012 and 2011 Restructuring Actions

In the fourth quarter of 2011, we initiated restructuring actions in our AGY US segment to improve our cost structure and mitigate the adverse impact of the decline in precious metals markets on our borrowings availability. The approved plan included (a) the severance of 13 salaried positions, and (b) the engagement of a global professional services firm to lead rapid operational improvement opportunities and to provide interim senior management services following the change in our leadership organization. These actions resulted in a restructuring charge of $9,054 and $1,370 (net of the impact of the change in estimate of prior year restructuring actions) in 2012 and 2011, respectively. The remaining reserve of $1.5 million at December 31, 2012 for the above initiatives is expected to be paid in 2013 and we expect to incur additional professional advisory services throughout the first half of 2013 and additional headcount reduction.

The following table summarizes the status of unpaid liabilities from the Company’s 2012 and 2011 restructuring initiatives for the AGY US segment:

	Employee Related Costs	Professional services	Others	Total
Balance as of January 1, 2011	$239	$—	$—	$239
Restructuring costs incurred	789	695	125	1,609
Change in estimate	(239)	—	—	(239)
Payments	(222)	—	(125)	(347)

Balance as of December 31, 2011	567	695	—	1,262

Restructuring costs incurred	509	8,160	385	9,054
Payments	(930)	(7,494)	(370)	(8,794)

Balance as of December 31, 2012	$146	$1,361	$15	$1,522

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

AGY Asia

In the first quarter of 2012, our AGY Asia segment engaged a global professional services firm to lead the refinancing of the AGY Asia financing agreements or a change in control of AGY Asia. This initiative resulted in a restructuring charge of $1.7 million in 2012. The remaining reserve of $0.3 million at December 31, 2012 for the above initiatives is expected to be paid in 2013 and AGY Asia expects to incur additional professional advisory services in 2013 until the potential transaction discussed in Note 1 is completed.

8.	ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	December 31, 2012	December 31, 2011

Vacation	$1,839	$1,820
Real and personal property taxes	1,387	1,232
Payroll and benefits	2,077	1,835
Restructuring reserve (Note 7)	1,833	1,262
Interest	2,517	2,567
Variable compensation	1,492	—
Current portion of pension and other employee benefits	757	774
Sponsor management fees	750	—
Amount due for pension and retiree medical reimbursement	829	1,182
Accrued non refundable PRC value added tax	506	620
Other	973	604

Total accrued liabilities	$14,960	$11,896

9.	DEBT

Principal amounts of indebtedness outstanding under the Company’s financing arrangements consist of the following:

	December 31, 2012	December 31, 2011

Senior secured notes	$172,000	$172,000
Senior secured revolving credit facility	42,225	25,000
AGY Asia credit facility – non-recourse	38,956	40,388

Total debt	253,181	237,388
Less – Current portion AGY Asia	(38,956)	(40,388)

Total long-term debt	$214,225	$197,000

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

The Notes are identical in all respects to the Old Notes except:

•	the Notes are registered under the Securities Act;

•	the Notes are not entitled to any registration rights which were applicable to the Old Notes under a registration rights agreement; and

•	the liquidated damages provisions of the registration rights agreement are no longer applicable.

Interest on the Notes is payable semi-annually on May 15 and November 15 of each year beginning May 15, 2007. The Company’s obligations under the Notes are fully and unconditionally guaranteed, jointly and severally, on a second-priority basis, by each of its existing and future domestic subsidiaries, other than immaterial subsidiaries, that guarantee the indebtedness of the Company, including the $40,000 Senior Secured Revolving Credit Facility (the “Credit Facility”), or the indebtedness of any restricted subsidiaries.

In February 2009, the Company repurchased $3,000 face amount of Notes for $1,792 plus accrued interest of $92 and commission of $8, resulting in a net gain on extinguishment of debt of $1,138 (net of $70 of deferred financing fees written off), classified as “other non-operating income”.

As of December 31, 2012 and 2011, the estimated fair value of the Notes was approximately $80,320 and $82,560, respectively, compared to a recorded book value of $172,000 for both periods. The fair value of the Notes is estimated on the basis of quoted market prices; however, trading in these securities is limited and may not reflect fair value. The fair value is subject to fluctuations based on, among other things, the Company’s performance, its credit rating and changes in interest rates for debt securities with similar terms.

The indenture governing the Notes contains a Fixed Charge Coverage Ratio (calculated based on “Consolidated Cash Flow”) (each as defined in the Credit Facility), which is used to determine our ability to make restricted payments, incur additional indebtedness, issue preferred stock and enter into mergers or consolidations or sales of substantially all assets. The indenture does not allow us to pay dividends or distributions on our outstanding capital stock (including to our parent) and limits or restricts our ability to incur debt, repurchase securities, make certain prohibited investments, create liens, transfer or sell assets, enter into transactions with affiliates, issue or sell stock of a subsidiary or merge or consolidate. The indenture does not contain any financial maintenance covenants.

Under certain events of default, including defaults under the Credit Facility, payment of the outstanding principal and interest could be accelerated.

Senior Secured Revolving Credit Facility

The Credit Facility was established in 2006 and originally scheduled to mature in October 2011. It included a $20,000 sub-limit for the issuance of letters of credit and a $5,000 sub-limit for swing line loans. On March 8, 2011, the Company entered into the First Amended Credit Facility, which provided for an expanded credit facility of up to $50,000 and was to mature on the earlier of March 8, 2015 and 90 days prior to the maturity date of the Notes. On June 15, 2012, the Company entered into the Second Amended Credit Facility (“Amended Credit Facility”) that provides for an expanded credit facility of up to $60,000 and matures on the earlier of June 15, 2016 and 90 days prior to the maturity date of the senior secured notes.

Availability under the facility is determined by a borrowing base equal to the sum of: (i) an advance rate against eligible accounts receivable of up to 85%, plus (ii) the lesser of (A) 65% of the book value of eligible inventory (valued at the lower of cost or market) and (B) 85% of the net orderly liquidation value for eligible inventory, plus (iii) up to $40,000 of eligible alloy inventory, plus (iv) subject to the extension, replacement or renewal of on terms and conditions satisfactory to Agent (as defined in the Amended Credit Facility), the lesser of (A) 70% of the net orderly liquidation value of eligible equipment plus 50% of the fair market value of eligible real estate, (B) an amount equal to $6 million on the Closing Date and reduced by $375,000 on the day after the last day of each full Fiscal Quarter thereafter and (C) 15% of the Borrowing Base, minus (v) 100% of mark-to-market risk on certain interest hedging arrangements, minus (vi) a reserve of $2.5 million, and minus (vii) other reserves as the lender may determine in its permitted discretion. This amended definition of the borrowing base calculation resulted in lower reserves and higher advance rates on certain of our assets when compared to the definition that was in effect prior to the amendment of the credit facility as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission on March 30, 2012.

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

On July 25, 2012, the Company amended the Amended Credit Facility to, among other things, permit the amendment of the Master Lease Agreement, to require delivery of certain additional reports and to add a minimum Fully Adjusted EBITDA financial covenant, as defined in the Amended Master Lease Agreement, which is measured as of each calendar quarter end based on the last four quarters Fully Adjusted EBITDA (see Note 16).

The Company was in compliance with all such covenants as of December 31, 2012.

As of December 31, 2012, our borrowing base, calculated in accordance with the terms of the Amended Credit Facility, was $55,200. As of December 31, 2012, the Company had issued letters of credit totaling approximately $2,500 and had cash borrowings of approximately $42,200 under the facility. The weighted average interest rate for cash borrowings outstanding as of December 31, 2012 was 4.3%. Borrowing availability after giving effect to the borrowing base at December 31, 2012 was approximately $10,400.

As of December 31, 2011, our borrowing base, calculated in accordance with the terms of the First Amended Credit Facility, was $40,700. As of December 31, 2011, the Company had issued letters of credit totaling approximately $2,900 and had cash borrowings of $25,000 under the facility. The weighted average interest rate for cash borrowings outstanding as of December 31, 2011 was 3.4%. Borrowing availability after giving effect to the borrowing base at December 31, 2011 was approximately $12,800.

AGY Asia Credit Facility — Non-recourse

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

Term loan

The term loan is secured by AGY Asia’s building, alloy metals and equipment and bears interest annually at the rate of either the five-year lending rate as published by the People’s Bank of China, plus a margin, or six-month LIBOR plus 3.0%. Term loan borrowings may be made in both local currency and US dollars, up to certain limits. At December 31, 2012 and 2011, AGY Asia had borrowings of approximately $27,400 and $27,600 under the term loan, respectively, consisting of a local currency loan of RMB 148,500, or approximately $23,600 converted at the period-end exchange rate, and a U.S.-dollar-denominated loan of $3,750. The weighted average interest rate for cash borrowings outstanding as of December 31, 2012 was 6.8%.

There are semi-annual mandatory payments of principal on the term loan borrowings. At December 31, 2012, the remaining mandatory payments of principal after the agreement reached in October 2012 to defer the 2012 scheduled amortization described below, were as follows:

2013	$22,978
2014	4,398

$27,376

On several occasions in 2012, AGY Asia and its lender amended the term loan amortization to defer the $10.5 million required principal payment originally due in two installments payable in April and October 2012. Following renegotiations, the principal payment will be due in three installments: two down payments of $0.25 million each in October 2012 and January 2013 and the balance of $16.9 million due in April 2013 (including the original principal payment of $6.9 million due in April 2013). In addition, the lender has the right to accelerate the loan repayment at any time if the lender deems that no substantial progress on AGY Asia refinancing, recapitalization or change of control is being made. There is no assurance that we will be able to permanently revise the term loan amortization schedule on terms acceptable to us or at all. If AGY Asia is unable to reach agreement with its lender to modify the term loan amortization schedule beyond April 2013, then AGY Asia may default under its loan agreement and the total outstanding debt of approximately $27.4 million may be accelerated. As a result of this uncertainty, all the outstanding borrowings under the term loan were classified as current liabilities as of December 31, 2012 and 2011.

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

At December 31, 2012 and 2011, the Company had borrowings of approximately $11,600 outstanding under the working capital loan consisting of (i) a local currency loan of RMB 66,500, or approximately $10,600 converted at the period-end exchange rate, and (ii) a U.S.-dollar-denominated loan of $1,000. The weighted average interest rate for cash borrowings outstanding as of December 31, 2012 was 6.5%.

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

At December 31, 2012, AGY Asia had no outstanding discounted LCs.

In July 2012, the lender declined extending the letter of credit facility in support of trade supplier payments that was previously in place. AGY Asia is required to provide full guarantee deposits to secure any trade letters of credit and such cash collateral is recorded as restricted cash (Note 5).

The loan agreements contain customary representations and warranties and customary affirmative and negative covenants, including, among other things, interest coverage, maximum debt-to-assets ratio, restrictions on indebtedness, liens, investments, mergers and consolidations, dividends and other payments in respect to capital stock, and transactions with affiliates. The loan agreements also include customary events of default, including a default upon a change of control. At December 31, 2012, AGY Asia was in compliance with all such covenants except its debt-to-assets ratio exceeded the 60% limit set in the covenants. This technical default can be cured under the working capital loan agreements by additional capital contribution to be made by the shareholders within three months. Given the potential sale transaction in progress, the shareholders of AGY Asia do not expect to have to make any additional capital contribution.

As indicated above all amounts borrowed under the AGY Asia Credit Facility are non-recourse to AGY Holding Corp. or any other domestic subsidiary of AGY Holding Corp.

Maturities of Long-Term Debt

As discussed above, we classified all AGY Asia borrowings outstanding under the term loan as current as of December 31, 2012 due to the uncertainty of AGY Asia’s ability to make required principal payments and/or to consummate a refinancing, which would create an event of default and activate an acceleration clause. As a result, maturities of long-term debt at December 31, 2012 only relate to AGY US and consist of the following:

	North America	China – Non-recourse	Total
2013	$—	$—	$—
2014	214,225	—	214,225

	$214,225	$—	$214,225

10.	TRANSACTIONS WITH RELATED PARTIES

The Company has a management agreement with the principal shareholder of Holdings pursuant to which this party provides management and other advisory services to the Company. The management agreement requires AGY to pay this party an annual management fee of $750 and to reimburse this party for out-of-pocket expenses incurred in connection with its services. The management agreement also provides that this party will receive transaction fees in connection with certain subsequent financings and acquisition transactions. The management agreement includes customary indemnification provisions in favor of this party and its affiliates. Under this Agreement, this related party was paid $750 for the year ended December 31, 2010. The management fees expensed in 2012 and 2011 aggregated $750, all of which were deferred in 2012 and out of which $562.5 was paid and $187.5 was deferred in 2011, respectively.

11.	CAPITAL STOCK AND EQUITY

The authorized capital consists of a total of 1,000 shares of common stock with a par value of $0.01 per share. All 100 outstanding shares of the Company have been owned by Holdings since the Acquisition on April 7, 2006. The holder of each share has the right to one vote for each share of common stock held and no shareholder has special voting rights other than those afforded all shareholders generally under Delaware law. Shareholders share ratably, based on the number of shares held, in any and all dividends the Company may declare. As discussed in Note 9, the payment of dividends is restricted by the Credit Facility and no dividends were paid in any of the three years ended December 2012.

12.	EMPLOYEES BENEFITS

Pension and other Postretirement Benefits

Pension Benefits — Prior to 1998, the hourly and salaried employees of AGY participated in defined benefit plans maintained by Owens Corning (“OC”), a predecessor owner of the Company. Under the plans, early retirement pension subsidies were generally based on an employee’s pay and number of years of service. In September 1998, as part of a predecessor owner’s acquisition of AGY from OC, all employees of OC who were transferred to AGY as of October 1, 1998 remained eligible to receive the same early retirement pension subsidy offered by OC, which created an obligation of AGY to OC to fund this pension subsidy for these employees. The accrued pension benefit was frozen as of October 1, 1998, and remains a liability of OC. Upon retirement from the Company, participants are entitled to begin receiving benefits from OC, recognizing service with OC and the Company for retirement eligibility purposes. Accordingly, the Company is obligated to reimburse OC for the value of the early retirement subsidy, which is based on the difference between (i) and (ii) at the time of the employee’s early retirement:

(i)	Present value of the October 1, 1998, frozen benefit available immediately based on the normal form of payment and applicable early retirement factors

(ii)	Present value of the October 1, 1998, frozen benefit deferred to age 65

Both present values are determined on the then-applicable General Agreement on Tariffs and Trade (GATT) basis. Employees who terminate before early retirement eligibility (defined under the OC plan as age 55 with 10 years of service) or work until normal retirement (defined under the OC plan as age 65) represent no liability to the Company. The Company’s obligation to OC is unfunded.

During 2012, 2011 and 2010, the plan incurred settlement charges of $274, $748, and $376, respectively, in accordance with ASC 715 as a result of higher benefits payments than projected. Of these total settlements, the Company recorded $124, $304, and $146 as charges to earnings in 2012, 2011 and 2010, respectively, with the remainder recorded as a deferred loss in Other Comprehensive Income.

Other Postretirement Benefits — The Company has health care and life insurance benefit plans for certain domestic retired employees and their dependents. The health care plan is unfunded and pays either (i) stated percentages of covered “medically necessary” expenses, after subtracting payments by Medicare or other providers and after stated deductibles have been met, or (ii) fixed amounts of medical expense reimbursement. Currently, the retiree medical plans have the following terms: (A) eligibility requirement at age 62; (B) a $3,500 cap on the amount the Company will contribute annually toward pre-Medicare retiree medical expenses, with retiree contributions adjusted annually; and (C) provides a post-Medicare spending account at levels of $0 to $1,500, depending on years of service. Approximately 50 retirees, under an election they were permitted during AGY’s bankruptcy under predecessor ownership, elected COBRA, and such retirees are required to pay the monthly COBRA contribution in effect at the date of election and as adjusted each year.

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

During 2011 as a result of a change in the Huntingdon, Pennsylvania plant collective bargaining agreement that triggered the termination of a significant number of employees and the elimination of their accrued benefits, the Company recorded a curtailment gain in “Cost of Goods Sold” of approximately $1.3 million which included the unamortized prior service cost and the change in projected benefit obligation, in accordance with ASC 715.

The following tables set forth the accumulated benefit obligation as of December 31, 2012 and 2011, and the changes in projected benefit obligations and plan assets of the Company’s pension and other postretirement plans as of and for the years ended December 31, 2012 and 2011.

	Pension Benefits		Other Postretirement Benefits
	2012	2011	2012	2011

Accumulated benefit obligation – end of year	$(3,827)	$(3,786)	$(6,694)	$(5,422)

Change in projected benefit obligation:
Projected benefit obligations – beginning of year	$3,786	$4,637	$5,422	$6,527
Service cost	—	—	241	286
Interest cost	95	157	249	329
Actuarial loss (gain)	109	(4)	1,339	239
Settlement Loss	274	748	—	—
Curtailment Gain	0	(214)	—	(1,299)
Plan participants’ contributions	—	—	73	145
Actual distributions	(437)	(1,538)	(642)	(805)

Projected benefit obligation – end of year	3,827	3,786	6,682	5,422

Change in plan assets (unfunded):
Actual employer contributions	437	1,538	569	660
Plan participants’ contributions	—	—	73	145
Actual distributions	(437)	(1,538)	(642)	(805)

Fair value of plan assets – end of year	—	—	—	—

Funded status – end of year	$(3,827)	$(3,786)	$(6,682)	$(5,422)

(Accrued) benefit cost:
(Accrued) benefit cost – beginning of year	$(2,808)	$(3,838)	$(7,394)	$(9,020)
Effect of settlement	(124)	(304)	—	—
Effect of curtailment	—	—	—	1,299
Net periodic cost	(201)	(204)	(335)	(333)
Actual employer contributions	437	1,538	569	660

(Accrued) benefit cost – end of year	$(2,696)	$(2,808)	$(7,160)	$(7,394)

The net actuarial loss (gain) recognized in accumulated other comprehensive income (pre-tax) consists of the following at December 31, 2012, 2011, and 2010:

	Pension Benefits			Other Postretirement Benefits
	2012	2011	2010	2012	2011	2010

Net actuarial loss (gain)	$1,131	$978	$799	$(478)	$(1,972)	$(2,493)

The pension benefit obligation and other postretirement benefits are recognized in the consolidated balance sheets at December 31, 2012 and 2011 as follows:

	Pension Benefits		Other Postretirement Benefits
	2012	2011	2012	2011

Accrued liabilities – current	$544	$556	$213	$218
Pension and other employee benefit plans – noncurrent	3,283	3,230	6,469	5,204

Total	$3,827	$3,786	$6,682	$5,422

Net periodic benefit costs for the Company’s pension and postretirement plans for 2012, 2011, and 2010 were as follows:

	Pension Benefits			Other Postretirement Benefits
	2012	2011	2010	2012	2011	2010
Net periodic benefit cost:
Service cost	$—	$—	$—	$241	$286	$448
Amortization of net loss/(gain)	106	47	44	(155)	(282)	(11)
Effect of Settlement	124	304	146	—	—	—
Effect of Curtailment	—	—	—	—	(1,299)	—
Interest cost	95	157	209	249	329	435

Net periodic benefit cost	325	508	399	335	(966)	872

Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Net actuarial (gain) loss	153	179	(64)	1,494	521	(2,205)

	153	179	(64)	1,494	521	(2,205)

Other changes in plan assets and benefit obligations recognized in net periodic benefit cost and other comprehensive income, (deficit) net	$478	$687	$335	$1,829	$(445)	$(1,333)

The estimated net (gain) loss and prior service cost that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $0 and $124 for Other Postretirement Benefits and Pension Benefits, respectively.

Assumptions used to estimate the actuarial present value of benefit obligations and the net periodic benefit costs for 2012, 2011, and 2010 were as follows:

	Pension Benefits			Other Postretirement Benefits
	2012	2011	2010	2012	2011	2010

Discount rate used to measure obligation – end of year	2.07%	2.90%	3.65%	3.74%	4.30%	5.20%
Discount rate used to determine period benefit cost – beginning of year	2.90%	3.65%	4.49%	4.30%	5.20%	5.68%
Expected long-term rate of return on assets	N/A	N/A	N/A	N/A	N/A	N/A
Rate of increase in compensation levels	N/A	N/A	N/A	N/A	N/A	N/A

The discount rate reflects the current rate at which the pension and other postretirement liabilities could be effectively settled at the end of the year. The discount rate was determined by matching the Company’s expected benefit payments, taking into account the plans’ demographics, to payments from a stream of corporate AA or higher bonds.

	2012	2011	2010
Assumed health care cost trend rates – end of year
Health care cost trend rate assumed for next year	7.5%	7.0%	8.0%
Ultimate trend rate assumed for future years	5.0%	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2018	2016	2013

A one percentage point change in the assumed health care cost trend rate would have an insignificant impact on the other postretirement benefits obligation at December 31, 2012 and 2011.

Future estimated annual benefit payments (and 2013 contributions) for pension and other postretirement benefit obligations are as follows:

Years Ending December 31,	Pension Benefits	Other Postretirement Benefits

2013	$544	$213
2014	484	230
2015	425	256
2016	389	275
2017	385	304
Thereafter	1,001	1,946

	$3,228	$3,224

Defined Contribution Plan

The Company has a defined contribution 401(k) plan that allows qualifying employees to contribute up to 30% of their annual pretax or after-tax compensation subject to Internal Revenue Service limitations. Effective January 1, 2007, AGY may provide a voluntary matching employer contribution of 50% on up to 6% of each participant’s before-tax salary deferral. In addition, AGY may make an employer contribution to the plan based on the Company’s annual financial performance. Effective December 2011 and January 2012, the Company suspended matching contributions for hourly employees at its Aiken, South Carolina location and for all salaried employees, and for hourly employees at the Huntingdon, Pennsylvania location, respectively, until September 1, 2012. For the years ended December 31, 2012, 2011 and 2010, the Company contributed or accrued $197, $526, and $645, respectively.

13.	STOCK BASED COMPENSATION

The Company’s stock-based compensation includes Holdings’ stock options and restricted stock. Total stock-based compensation was approximately $122, $199 and $43 in 2012, 2011 and 2010, respectively.

Stock Options — On April 7, 2006, Holdings adopted the 2006 stock option plan that reserves up to 1,335,000 shares of Holdings’ common stock for issuance under this plan, pursuant to the exercise of options under this plan, all contingent upon continuous employment through the date of vesting. Holdings had 11,483,915 shares of common stock outstanding as of December 31, 2012.

For the stock options granted through 2010, 50% vest over a three-year period from the grant date. The remaining 50% vest based on the Company achieving annual or cumulative financial targets over a three-year period from the grant date. As of December 31, 2012, the Company exceeded one of the three-year plan financial targets, which triggered the vesting of one-third of the performance-based stock options granted in 2006. Up to their expiration date, the remainder of the performance-based stock options can vest upon a change of control or at the sole discretion of the Board of Directors.

Beginning with grants in 2011, all the options granted under the 2006 stock option plan vest over a four-year period from the grant date.

These options expire in 2016, or 10 years from the first grant date. The Company accounts for the options under the provisions of ASC 718, which requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The grant-date fair value is to be estimated using option-pricing models adjusted for the unique characteristics of those instruments. In calculating the impact for options and restricted stock units granted, the Company has estimated the fair value of each option grant by using the Black-Scholes option-pricing model and the vesting probability of these stock awards. This model derives the fair value of stock options based on certain assumptions related to expected stock price volatility, expected option life, risk-free interest rate, and dividend yield. The Company’s estimated volatility is based on the historical volatility of publicly traded companies in the same industry. The Company’s expected option life is based upon the average of the vesting term and the life of the options. The risk-free interest rate is based upon the U.S. Treasury yield curve appropriate to the term of the Company’s stock option awards. The estimated dividend rate is zero and no forfeiture rate was applied. Assumptions will be evaluated and revised, as necessary, to reflect market conditions and experience for new options granted.

The fair value of each grant was calculated with the following weighted-average assumptions:

Year of Grant	2012	2011	2010

Risk-free interest rate	0.5%	0.7%	1.78%
Expected life of option in years	3.7	4.2	4.4
Expected dividend yield	—	—	—
Expected volatility	39.0%	37.4%	41%

The weighted-average fair value of options outstanding was $3.37 and $3.30 per share at December 31, 2012 and 2011, respectively. Based on the fair value of the stock options, the stock-based compensation was $122, $199 and $43 in 2012, 2011 and 2010, respectively. The remaining unrecognized compensation at December 31, 2012 is estimated at approximately $340 and is expected to be recognized as expense over the next four years.

A summary of Holdings’ stock options outstanding and exercisable and activity for 2010, 2011 and 2012 is summarized below:

	Number of Options	Weighted- Average Remaining Contractual Life (In Years)	Weighted- Average Remaining Exercise Price

Outstanding – January 1, 2010	1,205,000	6.3	$10.00
Granted	70,000		$6.55
Exercised	—		—
Forfeited/Expired	(125,000)		$10.00

Outstanding – December 31, 2010	1,150,000	5.3	$9.79

Granted	290,000		$5.21
Exercised	—
Forfeited/Expired	(420,000)		$10.00

Outstanding – December 31, 2011	1,020,000	4.3	$8.40

Granted	10,000		$5.13
Exercised	—		—
Forfeited/Expired	(80,000)		$6.65

Outstanding – December 31, 2012	950,000	3.3	$8.51

Vested or expected to vest – December 31, 2012	803,333	3.3	$8.24

Exercisable – December 31, 2012	583,333	3.3	$9.42

The intrinsic value of the options outstanding and exercisable at December 31, 2012, was minimal.

Restricted Stock Units — On April 7, 2006, Holdings also granted 100,000 restricted stock units (“RSU”) pursuant to the terms of an executive employment agreement. These RSUs vested 50% on both April 7, 2007, and April 8, 2008, and were subject to certain forfeiture conditions.

The stock-based compensation cost related to RSUs was nil for the three years ended December 31, 2012. There is no remaining unrecognized compensation expense for the RSUs at December 31, 2012.

14.	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company from time to time enters into fixed-price agreements for the energy requirements of its AGY US segment to reduce the variability of the cash flows associated with forecasted purchases of natural gas. Although these contracts are considered derivatives instruments, they typically meet the normal purchases exclusion contained in ASC 815 and are therefore exempted from the related accounting requirements. At December 31, 2012, the Company had an existing contract for physical delivery of natural gas at our Aiken, South Carolina facility that fixes the commodity cost of natural gas for approximately 65% of our estimated natural gas purchase requirements for the month of January 2013. The contract expires at the end of January 2013.

At December 31, 2012, the Company had existing contracts for physical delivery of electricity at its Huntingdon, Pennsylvania facility that fix the commodity cost of all of its estimated electricity purchase requirements in the next twelve months.

The Company also uses, on occasion, foreign currency derivatives to manage the risk associated with fluctuations in foreign exchange rates. At December 31, 2012 and 2011, respectively the Company had no foreign currency hedging agreements in effect.

15.	INCOME TAXES

The income tax expense (benefit) for the years ended December 31, 2012, 2011 and 2010, consists of the following:

	2012			2011			2010
	Current	Deferred	Total	Current	Deferred	Total	Current	Deferred	Total

Federal	$—	$(133)	$(133)	$—	$—	$—	$(415)	$(5,636)	$(6,051)
State	8	(85)	(77)	36	—	36	105	(450)	(345)
Foreign	80	—	80	57	—	57	50	—	50

	$88	$(218)	$(130)	$93	$0	$93	$(260)	$(6,086)	$(6,346)

The differences between the effective tax rate used in the consolidated statements of income and the expected tax rate (computed by applying the U.S. federal corporate tax rate of 34% to income before income taxes) are as follows:

	2012	2011	2010
Loss before income tax (expense) benefit:
- Domestic	$(29,530)	$(25,867)	$(26,294)
- Foreign	(15,537)	(40,804)	5,371

	$(45,067)	$(66,670)	$(20,923)

Computed expected tax provision (benefit)	$(15,322)	$(22,668)	$(7,114)
State taxes – net of federal benefit	(626)	(787)	69
Nondeductible items	74	26	25
Change in valuation allowance	14,326	19,888	1,545
Change in rate for deferred taxes	—	—	—
Foreign rate differential	1,418	3,671	(469)
Domestic net operating loss carryforward	—	—	(281)
ASC 740- 10 Reserve Release	—	—	(133)
Other	—	(37)	12

Income tax (benefit) expense	$(130)	$93	$(6,346)

The tax effect of temporary differences, which give rise to deferred tax assets (liabilities) are as follows at December 31, 2012 and 2011:

	2012	2011
Gross deferred tax assets:
Domestic net operating loss carryforward	$38,326	$31,737
Pension and other employee benefit plans, including stock-based compensation	4,926	4,615
Accrued liabilities	4,087	3,908
Impairment	12,912	9,474
Foreign net operating loss carryforward	9,779	7,416
Other	42	47

Gross deferred tax assets	70,072	57,197
Less valuation allowance	(38,389)	(23,366)

Gross deferred tax assets – net of valuation allowance	31,683	33,831

Gross deferred tax liabilities:
Property, plant, and equipment	(29,185)	(30,503)
Intangible assets	(4,289)	(5,336)

Gross deferred tax liabilities	(33,474)	(35,839)

Net deferred tax liabilities	$(1,791)	$(2,008)

The net deferred tax liabilities are recognized as follows in the consolidated balance sheets at December 31, 2012 and 2011:

	2012	2011
Current deferred tax assets	$2,511	$3,370
Noncurrent deferred tax liabilities	(4,302)	(5,378)

Net deferred tax liabilities	$(1,791)	$(2,008)

The Company has determined that, at present, it is more likely than not that its foreign net operating loss (“NOL”) carryforward will not be realized. Therefore, a valuation allowance has been provided to reduce the carrying amount of the NOL carryforward to zero at December 31, 2012. The Company recorded a valuation allowance for domestic deferred tax assets, which are not more-likely-than-not to be realized and do not relate to assets with indefinite useful life. Generally, the Company can recognize deferred tax assets for the losses incurred until such time that the aggregate deferred tax assets exceed aggregate deferred tax liabilities that do not relate to assets with an indefinite useful life. The deferred tax liabilities relied upon in the Company’s assessment of the realizability of its deferred tax assets will reverse in the same period and jurisdiction and are of the same character as the temporary differences giving rise to the deferred tax assets. The Company remains in a valuation allowance position for domestic deferred tax assets, which are not more-likely-than-not to be realized and do not relate to assets with indefinite useful life at December 31, 2012.

At December 31, 2012, the Company had domestic federal NOL carryforwards of approximately $106,603 and state NOL carryforwards of approximately $51,915 that will begin expiring in 2026. Also at December 31, 2012, the Company had foreign NOL carryforwards of approximately $39,115 that begin expiring in 2013.

Uncertain Tax Positions

The total amount of unrecognized tax benefits, excluding the impact of interest and penalties, as of December 31, 2012 and 2011, was $262 for both periods, of which approximately $6 would impact the effective rate for both years if recognized. In accordance with its accounting policy, the Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of tax expense. During 2012 and 2011, accrued interest and penalties were minimal. The Company’s consolidated balance sheet as of December 31, 2012 includes interest and penalties of $2 and $2 respectively.

The following table summarizes the activity related to the Company’s unrecognized tax benefits, excluding interest and penalties:

Balance as of January 1, 2010	$886
Reductions for tax positions of prior years	(498)
Expiration of the statute of limitations for the assessment of taxes	(126)

Balance as of December 31, 2010	262

Reductions for tax positions of prior years	—
Expiration of the statute of limitations for the assessment of taxes	—

Balance as of December 31, 2011	262

Reductions for tax positions of prior years	—
Expiration of the statute of limitations for the assessment of taxes	—

Balance as of December 31, 2012	$262

The Company does not anticipate the balance of gross unrecognized tax benefits at December 31, 2012 will significantly change during the next 12 months.

As of December 31, 2012, the Company is subject to U.S. federal income tax examinations for the tax years 2010 through 2012. In addition, the Company is subject to state and local income tax examinations for the tax years 2009 through 2011. The Company concluded a U.S. federal income tax examination during 2012 for the year ended December 31, 2009, which resulted in no adjustments.

16.	ALLOY METAL LEASES

The Company leases under short-term operating leases (generally with lease terms from six to twelve months) a significant portion of the alloy metals needed to support our manufacturing operations. During the years ended December 31, 2012, 2011 and 2010, total lease costs of alloy metals were approximately $4,783, $4,280 and $3,648, respectively, and were classified as a component of cost of goods sold.

The Company has been leasing alloy metals under the Deutsche Bank Master Lease Agreement since October 2009. In July 2012, we entered into an amended and restated master lease agreement (the “Amended Master Lease Agreement”) with DB, which extended the maturity date to May 31, 2013 from October 7, 2012. The Amended Master Lease Agreement allows AGY US to enter into leases of alloy metals, up to 51,057 ounces of platinum and up to 3,308 ounces of rhodium, with terms of one to twelve months. Lease costs are determined by the quantity of metal leased, multiplied by a benchmark value of the applicable precious metal and a margin above the lease rate index based on DB’s daily precious metal rates. The Amended Master Lease Agreement is secured by a security interest in rhodium up to a value that is the lesser of 35% of the leased platinum or $24,400. The Amended Master Lease Agreement is guaranteed by AGY’s domestic subsidiaries and contains customary events of default, including, without limitation, nonpayment of lease payments, inaccuracy of representations and warranties in any material respect and a cross-default provision with any credit facility or leasing facility greater than $500, including the Amended Credit Facility and the Notes. In addition, the Amended Master Lease Agreement requires the Company to maintain minimum Fully Adjusted EBITDA for AGY US (as defined in the Amended Master Lease Agreement, and which adjusts Adjusted EBITDA primarily for non-cash inventory related adjustments and variable compensation accrual) to not be less than $17.75 million for the 12-month period ended December 31, 2012 and $18.25 million for the 12-month period ending March 31, 2013. The Company was in compliance with the minimum Fully Adjusted EBITDA covenant as of December 31, 2012.

At December 31, 2012, we leased approximately 49,751 ounces of platinum and 3,285 ounces of rhodium under the Master Lease Agreement, with a notional value of approximately $72,200 and $3,700, respectively. All of the leases outstanding at December 31, 2012 had initial terms of two to eight months, maturing no later than May 31, 2013 (with future minimum rentals of approximately $2,070 until maturity in May 2013).

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

17.	FAIR VALUE MEASUREMENTS

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

At September 30, 2012, long-lived assets of AGY Asia were tested for impairment. As a result, the Company recorded an impairment charge of $13.7 million based on the estimated fair value derived principally from the final non-binding offers submitted by the potential buyers after their due diligence analysis and the estimated future cash flows expected through the completion of a transaction. Since there were primarily unobservable inputs, management concluded that this was a Level 3 fair value measurement. The Company performed a similar evaluation at December 31, 2012 and concluded that the total recoverable cash flows of the long-lived assets group substantially exceeded its carrying value and that no additional impairment was required. There were no other assets or liabilities required to be measured at fair value in periods subsequent to their initial recognition.

At December 31, 2011, long-lived assets of AGY Asia were tested for impairment. Accordingly, as discussed in Note 4, the Company recorded an impairment charge of $37.9 million based on the orderly liquidation value in exchange basis of the long-lived assets given the uncertainty for AGY Asia to operate as a going concern beyond 2012. The valuation methodologies used to determine fair value, with the assistance of a third-party valuation specialist, were a market approach for those assets where a secondary market exists and a replacement cost approach for the remainder. Since there were primarily unobservable inputs, management concluded that this was a Level 3 fair value measurement.

At December 31, 2010, there were no assets or liabilities required to be measured at fair value in periods subsequent to their initial recognition.

18.	NONCONTROLLING INTEREST

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

At December 31, 2012, 2011 and 2010, the Company recorded the attribution of the NCI net income (loss) and other comprehensive income (loss) and performed a subsequent measurement of the probable redemption amount. As of December 31, 2012, 2011 and 2010 the redeemable portion of the equity instrument classified in equity mezzanine was nil.

Changes in noncontrolling interest during the years ended December 31, 2010, 2011 and 2012 are set forth below:

	Mezzanine Equity	Permanent Equity	Total NCI
Balance as of January 1, 2010	$11,321	$—	$11,321

Net income attributable to NCI – AGY Asia	1,545	—	1,545
Other comprehensive income attributable to NCI – AGY Asia	297	—	297
Adjustment to NCI Redemption amount	(9,762)	9,762	—

Balance as of December 31, 2010	3,401	9,762	13,163

Net (loss) attributable to NCI – AGY Asia	(12,240)	—	(12,240)
Other comprehensive income attributable to NCI – AGY Asia	516	—	516
Adjustment to NCI Redemption amount	8,323	(8,323)	—

Balance as December 31, 2011	—	1,439	1,439

Net (loss) attributable to NCI – AGY Asia	—	(4,734)	(4,734)
Other comprehensive income attributable to NCI – AGY Asia	8	—	8
Adjustment to NCI Redemption amount	(8)	8	—

Balance as December 31, 2012	$—	$(3,287)	$(3,287)

19.	VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

For the Year Ended December 31, 2012	Balance at Beginning of Period	Charged to Costs and Expenses		Write-offs	Deductions / Others		Acquisitions and Divestitures	Balance at End of Period

Allowance for Trade Receivables	$2,703	10,119	(1)	—	(10,471	) (2)	—	$2,351
Allowance for inventories	$2,684	—		231	(353)		—	$2,562
Tax valuation allowance	$23,366	14,326		—	697		—	$38,389

For the Year Ended December 31, 2011	Balance at Beginning of Period	Charged to Costs and Expenses		Write-offs	Deductions / Others		Acquisitions and Divestitures	Balance at End of Period

Allowance for Trade Receivables	$3,123	10,426	(1)	—	(10,846	) (2)	—	$2,703
Allowance for inventories	$1,829	690		165	—		—	$2,684
Tax valuation allowance	$3,773	—		—	19,593		—	$23,366

For the Year Ended December 31, 2010	Balance at Beginning of Period	Charged to Costs and Expenses		Write-offs	Deductions / Others		Acquisitions and Divestitures	Balance at End of Period

Allowance for Trade Receivables	$2,558	9,085	(1)	—	(8,520	) (2)	—	$3,123
Allowance for inventories	$2,618	—		—	(789)		—	$1,829
Tax valuation allowance	$862	1,545		—	1,366		—	$3,773

(1)	Includes rebates accrued to sales.
(2)	Includes rebates paid to customers

20.	COMMITMENTS AND CONTINGENCIES

The Company is not a party to any significant litigation or claims, other than routine matters incidental to the operation of the Company. The Company does not expect that the outcome of any pending claims will have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.

There may be insignificant levels of asbestos in certain manufacturing facilities; however, the Company does not expect to incur costs in the foreseeable future to remediate any such asbestos that may be present in the facilities, the costs of which remediation are undeterminable. Accordingly, management did not record a conditional asset retirement obligation related to such asbestos remediation because, in accordance with the guidance of ASC 410, the Company does not have sufficient information to estimate the fair value of the asset retirement obligation.

In addition to the alloy metal leases discussed in Note 18, the Company also leases manufacturing and other equipment and property under operating leases. Total rent expense for the years ended December 31, 2012, 2011 and 2010, was approximately $1,390, $1,600 and $1,630, respectively. The following summarizes the future minimum lease payments for each of the next five years and the total thereafter:

Years Ending December 31,

2013	$1,077
2014	1,073
2015	599
Thereafter	—

$2,749

21.	SEGMENT INFORMATION

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

Twelve Months Ended December 31, 2012	AGY US	AGY Asia	Corporate and Other (1)	Total

Total net sales	$146,096	$27,151	$(508)	$172,739
Income (loss) from operations (1)	1,845	(13,368)	(9,662)	(21,185)
Depreciation and amortization	9,377	1,657	—	11,034
Alloy metals depletion, net	6,819	482	—	7,301
Property, plant and equipment, and alloy metals, net	102,637	34,363	—	137,000
Carrying amount of intangible assets	16,328	—	—	16,328
Total assets	163,576	46,504	—	210,080

(1)	Operating loss for the year ended December 31, 2012 within the corporate and other segment includes $9,054 of restructuring expense (discussed in Note 7), stock compensation expense, and the management fees payable to the Company’s sponsor offset by a $272 gain recorded on the cashless exchange of precious metals.

Twelve Months Ended December 31, 2011	AGY US	AGY Asia	Corporate and Other (1)	Total

Total net sales	$155,268	$29,704	$(1,319)	$183,653
Loss from operations (1)	(3,732)	(38,250)	(1,042)	(43,024)
Depreciation and amortization	10,435	6,021	—	16,456
Alloy metals depletion, net	6,724	586	—	7,310
Property, plant and equipment, and alloy metals, net	114,786	50,266	—	165,052
Carrying amount of intangible assets	17,185	—	—	17,185
Total assets	175,583	63,018	—	238,601

(1)	Operating loss for the year ended December 31, 2011 within the corporate and other segment includes $1,370 of restructuring expense (discussed in Note 7), stock compensation expense, and the management fees payable to the Company’s sponsor. These are partially offset by a $1,299 gain recorded on the sale of alloy metals.

Twelve Months Ended December 31, 2010	AGY US	AGY Asia	Corporate and Other (2)	Total

Total net sales	$158,501	$28,159	$(2,986)	$183,674
Income (loss) from operations (1)	2,093	1,167	(1,587)	1,673
Depreciation and amortization	10,012	5,523	4,114	19,649
Alloy metals depletion, net	7,633	470	—	8,103
Property, plant and equipment, and alloy metals, net	130,679	89,659	—	220,338
Carrying amount of intangible assets	17,953	—	—	17,953
Total assets	193,516	105,171	—	298,687

(1)	Operating loss for the year ended December 31, 2010 within the corporate and other segment includes primarily, $2,658 of restructuring expense and $4,114 of accelerated depreciation expense (discussed in Note 7), stock compensation expense, the management fees payable to the Company’s sponsor, a $331 loss recorded on the sale of assets. These are partially offset by a $6,276 gain from contract termination.

22.	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

As described in Note 9, an aggregate of $172,000 of the Notes remain outstanding as of December 31, 2012. The Notes are guaranteed, fully, unconditionally and jointly and severally, by each of AGY Holding Corp.’s existing and future wholly-owned domestic subsidiaries, other than immaterial subsidiaries (collectively, the “Combined Guarantor Subsidiaries”).

For the purpose of the following footnote:

•	AGY Holding Corp. is referred to as “Parent”;

•	The Combined Guarantor Subsidiaries represent all subsidiaries other than the Combined Nonguarantor Subsidiaries defined below; and

•	The “Combined Nonguarantor Subsidiaries” as of December 31, 2012 include only the subsidiaries forming AGY Asia: AGY Cayman LLC, AGY Hong Kong Ltd and AGY Shanghai (each, a “Nonguarantor Subsidiary”).

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

Condensed Consolidating Balance Sheet

	As of December 31, 2012
	Parent	Combined Guarantor Subsidiaries	Combined Nonguarantor Subsidiaries	Eliminations	Consolidated

ASSETS
Total current assets	$4,330	$39,304	$11,787	$—	$55,421
Due (to) from affiliates	(54,526)	56,219	(1,693)	—	—
Property, plant and equipment, net	58,527	44,110	34,363	—	137,000
Intangible assets, net	2,951	13,376	—	—	16,327
Investment in unconsolidated entities	131,104	—	—	(131,104)	—
Other assets	990	—	342	—	1,332

Total	$143,376	$153,009	$44,799	$(131,104)	$210,080

LIABILITIES, OBLIGATION UNDER PUT/CALL FOR NONCONTROLLING INTEREST AND SHAREHOLDER’S DEFICIT
Total current liabilities	$11,452	$13,398	$42,539	$—	$67,389
Long-term debt	214,225	—	—	—	214,225
Other long-term liabilities	—	13,868	186	—	14,054
Parent’s shareholder’s (deficit) equity	(82,301)	125,743	5,361	(131,104)	(82,301)
Noncontrolling interest	—	—	(3,287)	—	(3,287)

Total	$143,376	$153,009	$44,799	$(131,104)	$210,080

Condensed Consolidating Statements of Operations

	Year Ended December 31, 2012
	Parent	Combined Guarantor Subsidiaries	Combined Nonguarantor Subsidiaries	Eliminations	Consolidated

Net sales	$—	$146,096	$27,151	$(508)	$172,739
Cost of goods sold	—	(130,298)	(22,554)	508	(152,344)

Gross profit	—	15,798	4,597	—	20,395

Selling, general and administrative expenses	(880)	(12,113)	(2,537)	—	(15,530)
Restructuring charges	(9,054)	—	(1,679)	—	(10,733)
Amortization of intangible assets	—	(1,003)	—	—	(1,003)
Long-lived assets and trademarks impairment charge	—	(487)	(13,749)	—	(14,236)
Other operating income (expense)	272	(350)	—	—	(78)

Loss from operations	(9,662)	1,845	(13,368)	—	(21,185)

Interest expense	(21,471)	—	(2,649)	—	(24,120)
Equity losses in consolidated entities	(13,804)	—	—	13,804	—
Other (expense) income, net	—	(1)	239	—	238

(Loss) income before income tax benefit	(44,937)	1,844	(15,778)	13,804	(45,067)
Income tax benefit	—	130	—	—	130

Net (loss) income	(44,937)	1,974	(15,778)	13,804	(44,937)

Less: Net loss attributable to the noncontrolling interest	4,734	—	4,734	(4,734)	4,734

Net loss attributable to AGY Holding Corp.	$(40,203)	$1,974	$(11,044)	$9,070	$(40,203)

Comprehensive (loss) income, including portion attributable to noncontrolling interest Net sales	$(44,937)	$329	$(15,784)	$13,804	$(46,588)

Condensed Consolidating Statements of Cash Flows

	Year Ended December 31, 2012
	Parent	Combined Guarantor Subsidiaries	Combined Nonguarantor Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net loss	$(44,937)	$1,974	$(15,778)	$13,804	$(44,937)
Equity losses in unconsolidated entities	13,804	—	—	(13,804)	—
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Long-lived assets and trademarks impairment charge	—	487	13,749	—	14,236
Depreciation, alloy metals depletion and amortization	958	16,196	2,139	—	19,293
(Gain) loss on sale, disposal of assets or exchange of property and equipment and alloy metals	(272)	28	262	—	18
Stock compensation	122	—	—	—	122
Deferred income tax benefit	—	(218)	—	—	(218)
Change in assets and liabilities	(1,703)	1,926	3,198	—	3,421
Parents loans and advances	17,548	(18,094)	546	—	—

Net cash (used in) provided by operating activities	(14,480)	2,299	4,116	—	(8,065)

Cash flows from investing activities:
Purchase of property, plant and equipment and alloy metals	—	(2,299)	(260)	—	(2,559)
Change in restricted cash	(1,500)		(666)		(2,166)

Net cash (used in) provided by investing activities	(1,500)	(2,299)	(926)	—	(4,725)

Cash flows from financing activities:

Net proceeds from Revolving Credit Facility	17,225	—	—	—	17,225

Net payments of Asia Credit Facility	—	—	(1,519)	—	(1,519)
Debt issuances and others	(1,590)	—	—	—	(1,590)

Net cash provided by (used in) by financing activities	15,635	—	(1,519)	—	14,116

Effect of exchange rate changes on cash	3	—	46	—	49

Net (decrease) increase in cash	(342)	—	1,717	—	1,375

Cash, beginning of year	504	—	1,764	—	2,268

Cash, end of year	$162	$—	$3,481	$—	$3,643

Condensed Consolidating Balance Sheet

	As of December 31, 2011
	Parent	Combined Guarantor Subsidiaries	Combined Nonguarantor Subsidiaries	Eliminations	Consolidated

ASSETS
Total current assets	$1,800	$41,822	$12,248	$—	$55,870
Due (to) from affiliates	(46,157)	47,255	(1,098)	—	—
Property, plant and equipment, net	64,883	49,903	50,266	—	165,052
Intangible assets, net	2,319	14,866	—	—	17,185
Investment in unconsolidated entities	141,868	—	—	(141,868)	—
Other assets	—	—	494	—	494

Total	$164,713	$153,846	$61,910	$(141,868)	$238,601

LIABILITIES, OBLIGATION UNDER PUT/CALL FOR NONCONTROLLING INTEREST AND SHAREHOLDER’S EQUITY
Total current liabilities	$8,274	$14,757	$43,880	$—	$66,911
Long-term debt	197,000	—	—	—	197,000
Other long-term liabilities	—	13,675	137	—	13,812
Obligation under put/call for noncontrolling interest	—	—	—	—	—
Parent’s shareholder’s equity	(40,561)	125,414	16,454	(141,868)	(40,561)
Noncontrolling interest equity	—	—	1,439	—	1,439

Total	$164,713	$153,846	$61,910	$(141,868)	$238,601

Condensed Consolidating Statements of Operations

	Year Ended December 31, 2011
	Parent	Combined Guarantor Subsidiaries	Combined Nonguarantor Subsidiaries	Eliminations	Consolidated

Net sales	$—	$155,268	$29,704	$(1,319)	$183,653
Cost of goods sold	—	(145,690)	(27,474)	1,439	(171,725)

Gross profit	—	9,578	2,230	120	11,928

Selling, general and administrative expenses	(956)	(12,263)	(2,582)	—	(15,801)
Restructuring charges	(1,370)	—	—	—	(1,370)
Amortization of intangible assets	—	(1,003)	—	—	(1,003)
Long-lived assets impairment charge	—	—	(37,898)	—	(37,898)
Other operating income (expense)	1,299	(59)	—	(120)	1,120

Loss from operations	(1,027)	(3,747)	(38,250)	—	(43,024)

Interest expense	(21,016)	—	(2,705)	—	(23,721)
Equity losses in consolidated entities	(44,720)	—	—	44,720	—
Other (expense) income, net	—	(80)	155	—	75

Loss before income tax benefit	(66,763)	(3,827)	(40,800)	44,720	(66,670)
Income tax (expense) benefit	—	(93)	—	—	(93)

Net loss	(66,763)	(3,920)	(40,800)	44,720	(66,763)

Less: Net loss attributable to the noncontrolling interest	12,240	—	12,240	(12,240)	12,240

Net loss attributable to AGY Holding Corp.	$(54,523)	$(3,920)	$(28,560)	$32,480	$(54,523)

Comprehensive (loss) income, including portion attributable to noncontrolling interest	$(66,763)	$(4,582)	$(38,013)	$44,720	$(64,638)

Condensed Consolidating Statements of Cash Flows

	Year Ended December 31, 2011
	Parent	Combined Guarantor Subsidiaries	Combined Nonguarantor Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net loss	$(66,763)	$(3,920)	$(40,800)	$44,720	$(66,763)
Equity losses in unconsolidated entities	44,720	—	—	(44,720)	—
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Long-lived assets impairment charge	—	—	37,898	—	37,898
Depreciation, alloy metals depletion and amortization	767	18,790	4,976	—	24,533
(Gain) loss on sale, disposal of assets or exchange of property and equipment and alloy metals	(1,299)	14	—	—	(1,285)
Stock compensation	199	—	—	—	199
Deferred income tax benefit	—	—	—	—	—
Change in assets and liabilities	2,461	(839)	1,487	—	3,109
Parents loans and advances	7,709	(8,563)	854	—	—

Net cash (used in) provided by operating activities	(12,206)	5,482	4,415	—	(2,309)

Cash flows from investing activities:
Purchase of property, plant and equipment and alloy metals	—	(5,482)	(582)	—	(6,064)
Proceeds from the sale of property and equipment and alloy metals	6,090	—	—	—	6,090

Net cash provided by (used in) investing activities	6,090	(5,482)	(582)	—	26

Cash flows from financing activities:

Net proceeds from Revolving Credit Facility	7,050	—	—	—	7,050

Net payments of Asia Credit Facility	—	—	(4,685)	—	(4,685)
Debt issuances and others	(1,002)	—	—	—	(1,002)

Net cash provided by (used in) by financing activities	6,048	—	(4,685)	—	1,363

Effect of exchange rate changes on cash	7	—	49	—	56

Net decrease in cash	(61)	—	(803)	—	(864)

Cash, beginning of year	565	—	2,567	—	3,132

Cash, end of year	$504	$—	$1,764	$—	$2,268

Condensed Consolidating Balance Sheet

	As of December 31, 2010
	Parent	Combined Guarantor Subsidiaries	Combined Nonguarantor Subsidiaries	Eliminations	Consolidated

ASSETS
Total current assets	$1,859	$42,769	$14,710	$—	$59,338
Due (to) from affiliates	(31,584)	33,309	(1,725)	—	—
Property, plant and equipment, net	76,672	54,007	89,659	—	220,338
Intangible assets, net	2,083	15,870	—	—	17,953
Investment in unconsolidated entities	159,404	—	—	(159,404)	—
Other assets	35	221	802	—	1,058

Total	$208,469	$146,176	$103,446	$(159,404)	$298,687

LIABILITIES, OBLIGATION UNDER PUT/CALL FOR NONCONTROLLING INTEREST AND SHAREHOLDER’S EQUITY
Total current liabilities	$6,365	$12,914	$22,003	$—	$41,282
Long-term debt	189,950	—	25,023	—	214,973
Other long-term liabilities	—	16,734	381	—	17,115
Obligation under put/call for noncontrolling interest	—	—	3,401	—	3,401
Parent’s shareholder’s equity	12,154	116,528	42,876	(159,404)	12,154
Noncontrolling interest equity	—	—	9,762	—	9,762

Total	$208,469	$146,176	$103,446	$(159,404)	$298,687

Condensed Consolidating Statements of Operations

	Year Ended December 31, 2010
	Parent	Combined Guarantor Subsidiaries	Combined Nonguarantor Subsidiaries	Eliminations	Consolidated

Net sales	$—	$158,501	$28,159	$(2,986)	$183,674
Cost of goods sold	—	(147,669)	(24,249)	2,986	(168,932)

Gross profit	—	10,832	3,910	—	14,742

Selling, general and administrative expenses	(793)	(12,434)	(2,743)	147	(15,823)
Restructuring charges	—	(2,658)	—	—	(2,658)
Amortization of intangible assets	—	(1,003)	—	—	(1,003)
Other operating (expense) income	(331)	617	6,276	(147)	6,415

(Loss) income from operations	(1,124)	(4,646)	7,443	—	1,673

Interest expense	(20,374)	—	(2,408)	—	(22,782)
Equity earnings (losses) in consolidated entities	1,689	—	—	(1,689)	—
Other income (expense), net	—	71	115	—	186

(Loss) income before income tax benefit	(19,809)	(4,575)	5,150	(1,689)	(20,923)
Income tax benefit	5,232	1,114	—	—	6,346

Net (loss) income	(14,577)	(3,461)	5,150	(1,689)	(14,577)

Less: Net (income) loss attributable to the noncontrolling interest	(1,545)	—	(1,545)	1,545	(1,545)

Net (loss) income attributable to AGY Holding Corp.	$(16,122)	$(3,461)	$3,605	$(144)	$(16,122)

Comprehensive (loss) income, including portion attributable to noncontrolling interest	$(14,577)	$(2,033)	$6,741	$(1,689)	$(11,558)

Condensed Consolidating Statements of Cash Flows

	Year Ended December 31, 2010
	Parent	Combined Guarantor Subsidiaries	Combined Nonguarantor Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net (loss) income	$(14,577)	$(3,461)	$5,150	$(1,689)	$(14,577)
Equity earnings in unconsolidated entities	(1,689)	—	—	1,689	—
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Gain from contract termination	—	—	(6,276)	—	(6,276)
Depreciation, alloy metals depletion and amortization	711	21,759	5,993	—	28,463
Loss on sale, disposal of assets or exchange of property and equipment and alloy metals	331	—	—	—	331
Stock compensation	43	—	—	—	43
Deferred income tax benefit	(5,232)	(854)	—	—	(6,086)
Change in assets and liabilities	2,504	(4,778)	(3,769)	—	(6,043)
Parents loans and advances	4,945	(6,190)	1,245	—	—

Net cash (used in) provided by operating activities	(12,964)	6,476	2,343	—	(4,145)

Cash flows from investing activities:
Purchase of property, plant and equipment and alloy metals	—	(6,476)	(3,362)	—	(9,838)
Proceeds from the sale of property and equipment and alloy metals	14,146	—	—	—	14,146

Net cash provided by (used in) investing activities	14,146	(6,476)	(3,362)	—	4,308

Cash flows from financing activities:

Net payments from Revolving Credit Facility	(1,300)	—	—	—	(1,300)

Net proceeds from Asia Credit Facility	—	—	1,012	—	1,012

Debt issuances and others	(100)	—	—	—	(100)

Net cash (used in) provided by financing activities	(1,400)	—	1,012	—	(388)

Effect of exchange rate changes on cash	—	—	(82)	—	(82)

Net decrease in cash	(218)	—	(89)	—	(307)

Cash, beginning of year	783	—	2,656	—	3,439

Cash, end of year	$565	$—	$2,567	$—	$3,132