Form 10-Q
period 2013-03-31
AGY Holding Corp.
filed 2013-05-15
CIK 1431824

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2013

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

There is no established trading market for the Common Stock of the registrant. The total number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of May 15, 2013 is 100.

PART I – FINANCIAL INFORMATION

ITEM 1. – Consolidated Financial Statements

AGY Holding Corp. and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands except per share amounts)

	March 31, 2013 (Unaudited)	December 31, 2012
Assets
Current assets:
Cash	$3,496	$3,643
Restricted cash	1,437	1,166
Trade accounts receivable, less allowances of $2,506 and $2,351 at March 31, 2013 and December 31, 2012, respectively	20,426	17,885
Inventories, net	28,329	27,827
Deferred tax assets	2,341	2,511
Other current assets	3,292	2,389

Total current assets	59,321	55,421
Property, plant and equipment, and alloy metals, net	133,539	137,000
Restricted cash	900	1,000
Intangible assets, net	15,806	16,327
Other assets	760	332

TOTAL	$210,326	$210,080

Liabilities, Obligation Under Put/Call for Noncontrolling Interest and Shareholder’s Deficit
Current liabilities:
Accounts payable	$14,390	$13,473
Accrued liabilities	19,536	14,960
Short-term borrowings	11,608	11,580
Current portion of long-term debt	27,188	27,376

Total current liabilities	72,722	67,389
Long-term debt	213,950	214,225
Pension and other employee benefit plans	9,576	9,752
Deferred tax liabilities	4,132	4,302

Total liabilities	300,380	295,668

Commitments and contingencies
Obligation under put/call for noncontrolling interest	—	—

Shareholder’s equity (deficit):
Common stock, $.01 par value per share; 1,000 shares authorized; 100 shares issued and outstanding at March 31, 2013 and December 31, 2012	—	—
Additional paid-in capital	122,546	122,508
Accumulated deficit	(211,958)	(207,288)
Accumulated other comprehensive deficit	2,611	2,479

Total AGY Holding Corp. shareholder’s deficit	(86,801)	(82,301)
Noncontrolling interest	(3,253)	(3,287)

Total shareholder’s deficit	(90,054)	(85,588)

TOTAL	$210,326	$210,080

The accompanying notes are an integral part of the unaudited consolidated financial statements.

AGY Holding Corp. and Subsidiaries

Consolidated Statements of Operations

(Dollars in thousands)	(Unaudited) Three Months Ended March 31,
	2013	2012
Net sales	$43,684	$47,056
Cost of goods sold	(36,191)	(42,352)

Gross profit	7,493	4,704
Selling, general and administrative expenses	(3,825)	(3,968)
Restructuring charges	(1,758)	(2,932)
Amortization of intangible assets	(251)	(251)
Other operating expense	(151)	(161)

Income (loss) from operations	1,508	(2,608)
Other non-operating (expense) income:
Interest expense	(6,182)	(5,857)
Other income, net	—	59

Loss before income tax expense	(4,674)	(8,406)
Income tax expense	(16)	—

Net loss	(4,690)	(8,406)
Less: Net loss attributable to the noncontrolling interest	20	10

Net loss attributable to AGY Holding Corp.	$(4,670)	$(8,396)

AGY Holding Corp. and Subsidiaries

Consolidated Statements of Comprehensive Loss

(Dollars in thousands)	(Unaudited) Three Months Ended
	2013	2012
Net loss attributable to AGY Holding Corp.	$(4,670)	$(8,396)
Pension and other postretirement benefit plans – net of tax of $0	81	(54)
Foreign currency translation adjustments	52	47

Comprehensive loss attributable to AGY Holding Corp.	(4,537)	(8,403)
Net loss attributable to noncontrolling interest	(20)	(10)
Foreign currency translation adjustments	54	11

Comprehensive income attributable to noncontrolling interest	34	1
Net loss	(4,690)	(8,406)
Pension and other postretirement benefit plans – net of tax of $0	81	(54)
Foreign currency translation adjustments	106	58

Comprehensive loss, including portion attributable to noncontrolling interest	$(4,503)	$(8,402)

The accompanying notes are an integral part of the unaudited consolidated financial statements.

AGY Holding Corp. and Subsidiaries

Consolidated Statements of Cash Flows

(Dollars in thousands)

	(Unaudited)
	Three Months Ended March 31,
	2013	2012
Cash flow from operating activities:
Net loss	$(4,690)	$(8,406)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,616	2,542
Alloy metals depletion, net	1,573	3,461
Amortization of debt issuance costs	271	196
Amortization of intangibles with definite lives	251	251
Loss on sale, disposal or exchange of property and equipment and alloy metals	—	4
Stock compensation	38	36
Changes in assets and liabilities:
Trade accounts receivable	(2,541)	(1,736)
Inventories	(502)	2,229
Other assets	(1,307)	(370)
Accounts payable	1,419	874
Accrued liabilities	4,593	7,485
Pension and other employee benefit plans	(94)	55

Net cash provided by operating activities	1,627	6,621

Cash flows from investing activities:
Purchases of property and equipment and alloy metals	(1,137)	(293)
Increase in restricted cash	(171)	—

Net cash used in investing activities	(1,308)	(293)

Cash flows from financing activities:
Proceeds from Revolving Credit Facility borrowings	11,425	12,906
Payments on Revolving Credit Facility borrowings	(11,700)	(17,906)
Payment on AGY Asia Credit Facility borrowings	(250)	(415)

Net cash used in financing activities	(525)	(5,415)

Effect of exchange rate changes on cash	59	(44)

Net (decrease) increase in cash	(147)	869

Cash, beginning of period	3,643	2,268

Cash, end of period	$3,496	$3,137

Supplemental disclosures of cash flow information:
Cash paid for interest	$1,159	$963

Cash paid for income taxes	$3	$0

Supplemental disclosures of non-cash financing/investing activities:
(Decrease) increase in minimum pension liability adjustment	$(81)	$54

Construction in-progress included in accounts payable	$211	$126

The accompanying notes are an integral part of the unaudited consolidated financial statements.

AGY HOLDING CORP. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands, unless otherwise noted)

1.	GENERAL

Overview — As used in this Form 10-Q and in these notes, the terms “AGY,” the “Company,” “we,” “us,” or “our” mean AGY Holding Corp. and subsidiary companies. The accompanying unaudited interim consolidated financial statements are those of AGY Holding Corp. and subsidiary companies. Refer to Note 2 to the consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2012 (the “2012 Form 10-K”) for a discussion of our significant accounting policies.

AGY Holding Corp. is a Delaware corporation with its headquarters in South Carolina. KAGY Holding Company, Inc. (“Holdings”) is the sole shareholder of the Company. AGY is a leading manufacturer of advanced glass fibers that are used as reinforcing materials in numerous diverse, high-value applications, including aircraft laminates, ballistic armor, pressure vessels, roofing membranes, architectural fabrics, and specialty electronics. AGY is focused on serving end-markets that require glass fibers for applications with demanding performance criteria, such as the aerospace, defense, construction, electronics, automotive, and industrial end-markets.

Currently, the Company has two manufacturing facilities in the United States and one in the People’s Republic of China (“PRC” or “China”) and operates as two reportable segments (each a single operating segment) consisting of AGY U.S. manufacturing operations (“AGY US”) and AGY Asian manufacturing operations (“AGY Asia”).

Basis of Consolidation and Presentation — The accompanying unaudited interim consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The consolidated balance sheet as of December 31, 2012 was derived from audited 2012 consolidated financial statements in the 2012 Form 10-K. In the opinion of management, all adjustments (consisting of items of a normal recurring nature) considered necessary for a fair statement of financial condition and results of operations have been included. Interim operating results are not necessarily indicative of the results to be expected for any other interim period or for the full year.

The Company’s business is conducted through AGY Holding Corp., its two wholly-owned domestic subsidiaries, AGY Aiken LLC and AGY Huntingdon LLC, and its wholly-owned foreign subsidiaries, AGY Europe SARL (France) and AGY Cayman LLC (Cayman Islands). AGY Cayman LLC (Cayman Islands) is the holding company of the 70% controlling ownership in AGY Hong Kong Ltd. (formerly Main Union Industrial Ltd.) and its subsidiaries (which are collectively referred to herein as “AGY Asia”) since June 10, 2009. All significant intercompany accounts and transactions have been eliminated in consolidation.

The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto included in our 2012 Form 10-K. The December 31, 2012 balances are derived from the audited financial statements in the 2012 Form 10-K.

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates and are subject to risks and uncertainties, including those identified in the “Risk Factors” section of our 2012 Form 10-K. Changes in facts and circumstances may have a significant impact on the resulting financial statements.

Operations and Liquidity Management — As of March 31, 2013, AGY US had total liquidity of $14.4 million, consisting of $0.7 million in unrestricted cash and approximately $13.7 million of borrowing availability under the senior secured revolving credit facility, as amended (“Amended Credit Facility”) with UBS Securities, LLC (“UBS”). As further disclosed in Note 8, if our borrowing availability under the Amended Credit Facility falls below $6.25 million, we will be subject to a springing financial maintenance covenant that would likely result in a default under the Amended Credit

Facility. Any acceleration action taken by our lenders as a result of this or any other event of default could result in cross-acceleration default triggers under the senior secured notes (“Notes”), ultimately causing the Notes, Amended Credit Facility and the Deutsche Bank Master Lease Agreement (the “Amended Master Lease Agreement”) to immediately become due and payable.

The Company intends to manage its liquidity needs through enhancements to the gross margins from production process improvements, increased sales of higher margin products, other operations-focused efforts and improved management of its working capital requirements. The Company also announced its intention to divest certain non-core business lines (including Continuous Filament Mat (“CFM”), wound products and conductive roving) and the assets located in its Huntingdon, Pennsylvania manufacturing facilities. The Company recently entered into a non-binding letter of intent related to the sale of these non-core business lines and assets and the potential buyer is currently completing due diligence. The Company believes that this non-core asset divestiture will help re-align our product portfolio allowing us to return to our core capabilities, focus on specialty materials products and reduce our financial leverage.

Additionally, AGY US and Holdings’ major shareholder recently initiated discussions with the Company’s U.S. lenders, DB Energy Trading LLC Bank (“DB”), UBS and certain bondholders in connection with a restructuring of the Company’s indebtedness and capital structure. While the Company is seeking to complete the restructuring transaction as quickly as possible there is no assurance that the Company will be able to successfully complete the restructuring on the terms anticipated, or at all. As a result of these discussions with our U.S. lenders, DB, UBS and certain bondholders, the Company does not intend to make the interest payment on the Notes that is due on May 15, 2013 and has entered into a restructuring and support agreement with certain holders of the Notes pursuant to which such holders have agreed to forbear on their rights under the indenture governing the Notes with respect to any event of default arising out of or resulting from failure to (i) make any interest payment on the Notes or (ii) pay any amount due under the Amended Credit Facility or the Amended Master Lease Agreement. The Company also has entered into a forbearance agreement with UBS and an amendment to its Amended Master Lease Agreement with DB that extends the maturity of such lease to July 15, 2013 and includes a similar forbearance agreement, each as more fully described in Note 21 below.

The AGY Asia reporting segment has experienced declining operating profits and significant debt service obligations originally due in 2012 have been renegotiated and extended to May 2013. As a result, in April 2012, we retained William Blair & Company, L.L.C. (“Blair”) and its pan alliance partner Business Development Asia (HK) Ltd (“BDA” and together with Blair the “Advisor”) to provide certain investment banking services to evaluate and assist with a possible combination of AGY Asia with another party, a recapitalization of a significant portion of AGY Asia’s indebtedness or a change of control of AGY Asia in a transaction involving the Bank of Shanghai, which is the primary lender for the Asian operation. AGY continues to explore opportunities to sell AGY Asia and recently entered into a non-binding letter of intent related to a possible sale transaction with one of the potential buyers. We do not expect any possible transaction to impact the AGY US reporting segment because only approximately 0.7% of the reported revenue for AGY US was derived from products produced by AGY Asia over the last 12 months. Further, the long-term borrowings and other obligations of AGY Asia are not guaranteed by AGY US. Additionally, AGY US expects to maintain its commercial presence and sales channels for glass fibers produced in North America but sold to the Asian market, primarily for specialty electronics applications.

Adoption of New Accounting Standards — In February 2013, the Financial Accounting Standards Board issued Accounting Standard Updated 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” (“ASU 2013-02”). ASU 2013-02 requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. ASU 2013-02 is effective for annual periods and interim periods within those periods beginning after December 15, 2012. The Company adopted this update in the quarter ended March 31, 2013. For the three months ended March 31, 2013, the amounts reclassified out of accumulated other comprehensive income were not material.

2.	INVENTORIES, NET

Inventories, net of reserves for excess, obsolete, and write-downs to lower of cost or market adjustments of $1,994 and $2,562 as of March 31, 2013 and December 31, 2012, respectively, consist of the following:

	March 31, 2013	December 31, 2012
Finished goods and work in process	$20,567	$20,285
Materials and supplies	7,762	7,542

	$28,329	$27,827

3.	PROPERTY, PLANT AND EQUIPMENT AND ALLOY METALS

Property, plant and equipment and alloy metals consist of the following:

	March 31, 2013	December 31, 2012
Land and land use rights	$8,489	$8,469
Buildings and leasehold improvements	32,083	31,458
Machinery and equipment	103,202	102,812
Alloy metals (net of depletion)	62,580	64,133

	206,354	206,872
Less – Accumulated depreciation	(74,790)	(72,209)

	131,564	134,663
Construction-in-progress	1,975	2,377

	$133,539	$137,000

Depreciation expense was $2,616 and $2,542 in the three months ended March 31, 2013 and 2012, respectively.

Depletion of alloy metals was $1,573 and $3,461 (net of recoveries and excluding expense to process such recoveries) in the three months ended March 31, 2013 and 2012, respectively.

No alloy metals were sold during the first three months of 2013 and 2012.

As of September 30, 2012, the Company reevaluated the recoverability of the AGY Asia long-lived assets based on the progress of the sale process of this operating business unit, the final non-binding offers submitted by potential buyers and the estimated future cash flows expected through the completion of a transaction. The Company determined that the carrying value of the AGY Asia long-lived assets exceeded the fair value and recognized an impairment of $13,749 at September 30, 2012. The Company performed a similar evaluation at March 31, 2013 and concluded that the total recoverable cash flows of the long-lived assets group exceeded its carrying value and that no additional impairment was required. As of March 31, 2013, AGY Asia has remaining long-lived assets with a net carrying value of $34,017.

4.	RESTRICTED CASH

As of March 31, 2013, the Company had current and noncurrent restricted cash of $1.4 million and $0.9 million, respectively, compared to $1.2 million and $1.0 million, respectively, as of December 31, 2012.

As of March 31, 2013, restricted cash includes $1.3 million posted as cash collateral in connection with the June 15, 2012 amendment of the AGY US revolving credit facility. The cash collateral secures amounts remaining to be paid under the equipment lease that was financed by the previous revolving lender. The collateral requirement will be reduced by $0.1 million at the end of each quarter beginning January 1, 2013 and ending in October 2015 when all of the scheduled lease payments have been made.

The balance of $1.0 million as of March 31, 2013 was posted by AGY Asia as cash collateral to secure 100% of the letters of credit issued under its credit facility in support of trade supplier payments.

5.	INTANGIBLE ASSETS

Intangible assets subject to amortization and trademarks, which are not amortized, consist of the following:

	March 31, 2013	December 31, 2012	Estimated Useful Lives
Intangible assets subject to amortization:
Customer relationships – U.S.	$4,800	$4,800	11 years
Process technology	10,200	10,200	18 years
Deferred financing fees	7,667	7,667	4 to 8 years

Sub-total	22,667	22,667
Less – Accumulated amortization	(11,987)	(11,466)

	10,680	11,201
Trademarks – not amortized	5,126	5,126

Net intangible assets	$15,806	$16,327

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

As of December 31, 2012, the carrying value of the trademarks exceeded their fair value and the Company recognized a non-cash impairment charge of approximately $0.5 million, classified as a “loss from operations” for the year ended December 31, 2012. The results of a similar assessment as of March 31, 2013 indicate that the carrying value of the trademarks of $5,126 exceeded their fair value.

6.	RESTRUCTURING INITIATIVES

AGY US

In the fourth quarter of 2011, we initiated actions in our AGY US segment to improve our cost structure and mitigate the adverse impact of the decline in precious metals markets on our borrowings availability. The approved plan included (a) the severance of 13 salaried positions, (b) the engagement of a global professional services firm to lead rapid operational improvement opportunities and to provide interim senior management services following the change in our leadership organization and (c) additional professional advisory services in connection of the divestiture of certain non-core business lines.

These initiatives continued through the first quarter of 2013 and AGY US eliminated 10 additional salaried positions. These actions resulted in restructuring charges of $1.6 million and $2.9 million in the three months ended March 31, 2013 and 2012, respectively. The remaining reserve of $1.8 million at March 31, 2013 for the above initiatives is expected to be paid in 2013 and we expect to incur additional professional advisory services fees throughout most of 2013.

The following table summarizes the status of unpaid liabilities from the Company’s restructuring initiatives:

	Employee Related Costs	Professional services	Others	Total
Balance as of December 31, 2012	$146	$1,361	$15	$1,522

Restructuring costs incurred	223	1,308	29	1,560
Payments	(247)	(1,003)	(44)	(1,294)

Balance as of March 31, 2013	$122	$1,666	$0	$1,788

AGY Asia

In the first quarter of 2012, our AGY Asia segment engaged professional advisory services to manage the business after changes in local management and lead the refinancing of the AGY Asia financing agreements or a change in control of AGY Asia. This initiative resulted in restructuring charges of $0.2 million and $0.1 million in the first quarters of 2013 and 2012, respectively. The remaining reserve of approximately $40 at March 31, 2013 for the above initiatives is expected to be paid in 2013 and AGY Asia expects to incur additional professional advisory services throughout the first half of 2013.

7.	ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	March 31, 2013	December 31, 2012
Vacation	$1,846	$1,839
Real and personal property taxes	1,627	1,387
Payroll and benefits	1,567	2,077
Variable compensation	1,556	1,492
Restructuring reserve (Note 6)	1,828	1,833
Interest	7,243	2,517
Current portion of pension and other employee benefits	757	757
Amount due for pension and retiree medical reimbursement	438	829
Accrued nonrefundable PRC value added tax	686	506
Sponsor management fees	945	750
Other	1,043	973

Total accrued liabilities	$19,536	$14,960

8.	DEBT

Principal amounts of indebtedness outstanding under the Company’s financing arrangements consist of the following:

	March 31, 2013	December 31, 2012
Senior secured notes	$172,000	$172,000
Senior secured revolving credit facility	41,950	42,225
AGY Asia credit facility – non-recourse	38,796	38,956

Total debt	252,746	253,181
Less – Short-term debt and current portion of long-term debt - AGY Asia	(38,796)	(38,956)

Total long-term debt	$213,950	$214,225

Senior Secured Notes

Interest on our Notes is payable semi-annually on May 15 and November 15 of each year. Our obligations under the Notes are fully and unconditionally guaranteed, jointly and severally, on a second-priority basis, by each of our existing and future domestic subsidiaries, other than immaterial subsidiaries, that guarantee the indebtedness of the Company, including the Amended Credit Facility, or the indebtedness of any restricted subsidiaries.

As of March 31, 2013 and December 31, 2012, the estimated fair value of the Notes was $87,685 and $80,320 , respectively, compared to a recorded book value of $172,000 for both periods. The fair value of the Notes is estimated on the basis of quoted market prices; however, trading in these securities is limited and may not reflect fair value. The fair value is subject to fluctuations based on, among other things, the Company’s performance, its credit rating and changes in interest rates for debt securities with similar terms.

The indenture governing the Notes contains a Fixed Charge Coverage Ratio (calculated based on “Consolidated Cash Flow” (as defined therein)), which is used to determine our ability to make restricted payments, incur additional indebtedness, issue preferred stock and enter into mergers or consolidations or sales of substantially all assets. The indenture does not allow us to pay dividends or distributions on our outstanding capital stock (including to Holdings) and limits or restricts our ability to incur debt, repurchase securities, make certain prohibited investments, create liens, transfer or sell assets, enter into transactions with affiliates, issue or sell stock of a subsidiary or merge or consolidate. The indenture does not contain any financial maintenance covenants.

Under certain events of default, including defaults under the Amended Credit Facility, payment of the outstanding principal and interest could be accelerated. As a result of the recent discussions initiated with our U.S. lenders, DB, UBS and certain bondholders, the Company does not intend to make the interest payment on the Notes due May 15, 2013, which constitutes a default under the terms of the Notes, subject to cure within 30 days. As further described in Note 21, the Company recently entered into a restructuring and support agreement with holders (the “Majority Bondholders”) of greater than 85% in aggregate principal amount of the Notes. Under the terms of the restructuring and support agreement, the Majority Bondholders have agreed, among other things, to forbear from exercising their rights under the indenture governing the Notes with respect to any event of default arising out of or resulting from failure to make a required interest payment.

Senior Secured Revolving Credit Facility

On June 15, 2012, the Company entered into the Amended Credit Facility that provides for an expanded credit facility of up to $60,000 and matures on the earlier of June 15, 2016 or 90 days prior to the maturity date of the Notes.

The terms used in this subsection are as defined in the Amended Credit Facility.

Availability under the facility is determined by a borrowing base equal to the sum of: (i) an advance rate against eligible accounts receivable of up to 85%, plus (ii) the lesser of (A) 65% of the book value of eligible inventory (valued at the lower of cost or market) and (B) 85% of the net orderly liquidation value for eligible inventory, plus (iii) up to $40,000 of eligible alloy inventory, plus (iv) subject to the extension, replacement or renewal of on terms and conditions satisfactory to Agent, the lesser of (x) 70% of the net orderly liquidation value of eligible equipment plus 50% of the fair market value of eligible real estate, (y) an amount equal to $6 million on the Closing Date and reduced by $375 on the day after the last day of each full fiscal quarter thereafter and (z) 15% of the Borrowing Base, minus (v) 100% of mark-to-market risk on certain interest hedging arrangements, minus (vi) a reserve of $2.5 million, and minus (vii) other reserves as the lender may determine in its permitted discretion. This amended definition of the borrowing base calculation resulted in lower reserves and higher advance rates on certain of our assets when compared to the definition that was in effect prior to the amendment of the credit facility as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission on March 30, 2012.

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

On July 25, 2012, the Company amended the Amended Credit Facility to, among other things, permit the amendment of the previous master lease agreement, to require delivery of certain additional reports and to add a minimum Fully Adjusted EBITDA financial covenant, as defined in the Amended Master Lease Agreement, which is measured as of each calendar quarter end based on the last four quarters Fully Adjusted EBITDA (see Note 14).

The Company was in compliance with all such covenants as of March 31, 2013.

As of March 31, 2013, our borrowing base, calculated in accordance with the terms of the Amended Credit Facility, was $58,138. As of March 31, 2013, the Company had issued letters of credit totaling approximately $2,533 and had cash borrowings of $41,950 under the facility. The weighted average interest rate for cash borrowings outstanding as of March 31, 2013 was 4.3%. Borrowing availability after giving effect to the borrowing base at March 31, 2013 was approximately $13,655.

As of December 31, 2012, our borrowing base, calculated in accordance with the terms of the prior Amended Credit Facility, was $55,200 thousand. As of December 31, 2012, the Company had issued letters of credit totaling approximately $2,500 thousand and had cash borrowings of $42,200 thousand under the facility. The weighted average interest rate for cash borrowings outstanding as of December 31, 2012 was 4.3%. Borrowing availability after giving effect to the borrowing base at December 31, 2012 was approximately $10,400 thousand. The Company and UBS recently entered into a forbearance agreement, under which UBS agrees to forbear from exercising its rights under the Amended Credit Facility to accelerate the Company’s payment obligations thereunder as a result of any failure to make the interest payment due on May 15, 2013 under the Notes, as more fully described in Note 21. In connection with the proposed restructuring of the Company’s outstanding Notes and other indebtedness, the Company expects to further amend (or replace) the Amended Credit Facility.

AGY Asia Credit Facility- Non-recourse

The AGY Asia financing arrangement (“AGY Asia Credit Facility”) consists of a term loan with an original maturity of five years and a one-year working capital loan with original commitments of approximately $43,300 thousand and $12,500 thousand, respectively, converted at the then-current exchange rate. Proceeds from the loans were used principally to repay the $37,600 thousand outstanding at the time of the refinancing under AGY Asia’s prior credit agreements.

In April 2012, the remaining unused commitment of approximately $2,500 thousand under the term loan and the working capital loan was terminated by the AGY Asia lender. As a result, there is no remaining availability under the AGY Asia Credit Facility.

All amounts borrowed under the AGY Asia Credit Facility are non-recourse to AGY and its domestic subsidiaries.

Term loan

The term loan is secured by AGY Asia’s land, building, alloy metals and equipment and bears interest annually at the rate of either the five-year lending rate as published by the People’s Bank of China, plus a margin, or six-month LIBOR plus 3.0%. Term loan borrowings may be made in both local currency and US dollars, up to certain limits. At March 31, 2013 and December 31, 2012, AGY Asia had borrowings of approximately $27,200 thousand and $27,400 thousand under the term loan, respectively, consisting of a local currency loan of RMB 148,500, or approximately $23,700 thousand converted at the period-end exchange rate, and a U.S.-dollar-denominated loan of $3,500 thousand. The weighted average interest rate for cash borrowings outstanding as of March 31, 2013 was 6.8%.

There are semi-annual mandatory payments of principal on the term loan borrowings. At March 31, 2013, the remaining mandatory payments of principal after the agreement reached in October to defer the 2012 scheduled amortization described below, were as follows:

2013	$22,780
2014	4,408

$27,188

On several occasions in 2012 and in the first quarter of 2013, AGY Asia and its lender amended the term loan amortization to defer the $10.5 million required principal payment originally due in two installments payable in May and October 2012. Following renegotiations, the principal was to be due in three installments: two down payments of $0.25 million each in October 2012 and January 2013 and the balance of $16.7 million due in May 2013 (including the original principal payment of $6.7 million originally due in April 2013). In addition, the lender has the right to accelerate the loan repayment at any time if the lender deems that no substantial progress on AGY Asia refinancing, recapitalization or change of control is being made. There is no assurance that we will be able to permanently revise the term loan amortization schedule on terms acceptable to us, or at all. If AGY Asia is unable to reach agreement with its lender to modify the term loan amortization schedule beyond May 2013, then AGY Asia may default under its loan agreement and the total outstanding debt of approximately $27.2 million may be accelerated. As a result of this uncertainty, all the outstanding borrowings under the term loan were classified as current liabilities as of March 31, 2013 and December 31, 2012.

Working Capital Loan

The working capital loan facility is secured by existing and future equipment and assets acquired by AGY Asia and bears interest annually at the rate of either the three-year lending rate as published by the People’s Bank of China, or three-month LIBOR plus 3.0%. Working capital loan borrowings may be made in both local currency and US Dollars, up to certain limits.

During the first quarter of 2013, AGY Asia received an extension of the working capital loan facility to May 2013. However, there is no assurance that we will be able to obtain an extension of the commitment beyond May 2013 on terms acceptable to us, or at all.

At March 31, 2013 and December 31, 2012, the Company had borrowings of approximately $11,600 thousand outstanding under the working capital loan consisting of (i) a local currency loan of RMB 66,500, or approximately $10,600 converted at the period-end exchange rate, and (ii) a U.S.-dollar-denominated loan of $1,000. The weighted average interest rate for cash borrowings outstanding as of March 31, 2013 was 6.5%.

During the second quarter of 2011, AGY Asia entered into a letter of credit (“LC”) discounting arrangement whereby certain trade receivables backed by LCs may be discounted with recourse and borrowed against at a nominal interest cost. At March 31, 2013, AGY Asia had no outstanding discounted LCs.

In July 2012, the lender declined extending the letter of credit facility in support of trade supplier payments that was previously in place. AGY Asia is required to provide full guarantee deposits to secure any trade letters of credit and such cash collateral is recorded as restricted cash (Note 4).

The loan agreements contain customary representations and warranties and customary affirmative and negative covenants, including, among other things, interest coverage, restrictions on indebtedness, liens, investments, mergers and consolidations, dividends and other payments in respect to capital stock, and transactions with affiliates. The loan agreements also include customary events of default, including a default upon a change of control. At December 31, 2012 and March 31, 2013, AGY Asia was in compliance with all such covenants except its debt-to-assets ratio exceeded the 60% limit set in the covenants. This technical default can be cured under the working capital loan agreements by additional capital contribution to be made by the shareholders within three months. Given the potential sale transaction in progress, the shareholders of AGY Asia do not expect to have to make any additional capital contribution.

As indicated above, all amounts borrowed under the AGY Asia Credit Facility are non-recourse to AGY Holding Corp. or any other domestic subsidiary of AGY Holding Corp.

Maturities of Long-Term Debt

As discussed above, we classified all AGY Asia borrowings outstanding under the term loan as current as of March 31, 2013 due to the uncertainty of AGY Asia’s ability to make required principal payments and/or to consummate a refinancing, which would create an event of default and activate an acceleration clause. As a result, maturities of long-term debt at March 31, 2013 only relate to AGY US and consist of the following:

	North America	China – Non-recourse	Total
2014	$213,950	$—	$213,950

	$213,950	$—	$213,950

9.	TRANSACTIONS WITH RELATED PARTIES

As discussed in Note 10 of our 2012 Form 10-K, the Company has a management agreement with the principal shareholder of Holdings pursuant to which this party provides management and other advisory services to the Company. This agreement requires AGY to pay an annual management fee of $750 and to reimburse this party for out-of-pocket expenses incurred in connection with its services. The payment of all the management fees expensed in 2013 and 2012 have been deferred (Note 7).

10.	CAPITAL STOCK AND EQUITY

The authorized capital stock of the Company consists of a total of 1,000 shares of common stock with a par value of $0.01 per share. All 100 outstanding shares of the Company have been owned by Holdings since the Acquisition on April 7, 2006. The holder of each share has the right to one vote for each share of common stock held and no shareholder has special voting rights other than those afforded all shareholders generally under Delaware law. Shareholders will share ratably, based on the number of shares held, in any and all dividends the Company may declare. As indicated in Note 8, the payment of dividends is restricted by the Amended Credit Facility and the Notes and no dividends were paid in either the three months ended March 31, 2013 or 2012.

11.	EMPLOYEE BENEFITS

Pension and Other Post-retirement Benefits

Pension Benefits - As described more fully in our 2012 Form 10-K, we have a reimbursement obligation to Owens Corning (“OC”) under OC’s defined benefit pension plan covering certain of our employees. Our obligation to OC is unfunded. We do not have a defined benefit pension plan.

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

Net periodic benefit costs for the three ended March 31, 2013 and 2012, are as follows:

	For the Three Months Ended March 31,
	Pension Benefits		Post-Retirement Benefits
	2013	2012	2013	2012
Service cost	$—	$—	$69	$60
Interest cost	18	25	61	62
Settlement	24	60	—	—
Amortization of unrecognized gains	31	24	—	(38)

Total net periodic benefit cost	$73	$109	$130	$84

Expected net employer contributions for the OC defined benefit plan for the year ending December 31, 2013 are $544. Expected net employer contributions for the postretirement benefit plan for the year ending December 31, 2013 are $213.

Defined Contribution Plan

The Company has a defined contribution 401(k) plan that allows qualifying employees to contribute up to 30% of their annual pre-tax or after-tax compensation subject to Internal Revenue Service (IRS) limitations. AGY may provide a voluntary matching employer contribution of 50% on up to 6% of each participant’s before-tax salary deferral. In addition, AGY may make an employer contribution to the plan based on the Company’s annual financial performance. Effective January 2012, the Company suspended matching contributions for hourly employees at its Aiken, South Carolina location and for all salaried employees, and for hourly employees at the Huntingdon, Pennsylvania location, respectively, until September 1, 2012. For the three months ended March 31, 2013 and 2012, the Company contributed $150 and $0, respectively.

12.	STOCK-BASED COMPENSATION

Our stock-based compensation includes stock options and restricted stock as described in our 2012 Form 10-K. Total stock-based compensation was $38 and $36 for the three months ended March 31, 2013 and 2012, respectively.

During the first quarter of 2013, 175,000 stock options were granted with a grant date fair value of $1.24. Assumptions used in the Company’s Black-Scholes valuation model to estimate the grant date fair value in 2013 were expected volatility of 39.0%, expected dividends of 0%, expected term of 3.2 years and a risk-free interest rate of 0.40%. No additional stock options or restricted stock were exercised, forfeited or expired.

The following table summarizes the Company’s activity in stock options:

	Number of options	Weighted-Average Remaining Contractual Life (In Years)	Weighted-Average Remaining Exercise Price
Outstanding – January 1, 2013	950,000	3.3	$8.51
Granted	175,000		$4.50
Exercised	—
Expired or forfeited	—

Outstanding – March 31, 2013	1,125,000	3.0	$7.89

Exercisable – March 31, 2013	583,333	3.0	$9.42

At March 31, 2013 the outstanding options had no intrinsic value.

13.	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company from time to time enters into fixed-price agreements for the natural gas commodity requirements of our AGY US segment to reduce the variability of the cash flows associated with forecasted purchases of natural gas. Although these contracts are considered derivative instruments, they typically meet the normal purchases exclusion contained in ASC 815, and are therefore exempted from the related accounting requirements. At March 31, 2013, the Company had no open contracts for physical delivery of natural gas at its Aiken, South Carolina and Huntingdon, Pennsylvania facilities.

At March 31, 2013, the Company had existing contracts for physical delivery of electricity at its Huntingdon, Pennsylvania facility that fix the commodity cost of all of its estimated electricity purchase requirements through December 2013.

The Company also uses, on occasion, foreign currency derivatives to manage the risk associated with fluctuations in foreign exchange rates. At March 31, 2013 and December 31, 2012, respectively, the Company had no foreign currency hedging agreements in effect.

14.	ALLOY METAL LEASES

The Company leases under short-term operating leases (with lease terms of twelve months or less) a significant portion of the alloy metals needed to support its manufacturing operations. During the three months ended March 31, 2013 and March 31, 2012, total lease costs of alloy metals were approximately $1,520 and $1,055, respectively, and were classified as a component of cost of goods sold. In July 2012, we entered into the Amended Master Lease Agreement with DB, which extended the maturity date to May 31, 2013 from October 7, 2012. The Amended Master Lease Agreement allows AGY to enter into leases of alloy metals, up to 51,057 ounces of platinum and up to 3,308 ounces of rhodium, with terms of one to twelve months. Lease costs are determined by the quantity of metal leased, multiplied by a benchmark value of the applicable precious metal and a margin above the lease rate index based on DB’s daily precious metal rates. The Amended Master Lease Agreement is secured by a security interest in rhodium up to a value that is the lesser of 35% of the leased platinum or $24,400. The Amended Master Lease Agreement is guaranteed by AGY’s domestic subsidiaries and contains customary events of default, including, without limitation, nonpayment of lease payments, inaccuracy of representations and warranties in any material respect and a cross-default provision with any credit facility or leasing facility greater than $500, including the Amended Credit Facility and the Notes. In addition, the Amended Master Lease Agreement requires us to maintain minimum Fully Adjusted EBITDA (as defined in the Amended Master Lease Agreement, and which adjusts Adjusted EBITDA primarily for non-cash inventory related adjustments and variable compensation accrual) of not be less than $16.5 million for the 12-month period ending September 30, 2012, $17.25 million for the 12-month period ending September 30, 2012, $17.75 million for the 12-month period ending December 31, 2012 and $18.25 million for the 12-month period ending March 31, 2013. The Company was in compliance with the minimum Fully Adjusted EBITDA covenant as of March 31, 2013.

At March 31, 2013, we leased approximately 49,751 ounces of platinum and 3,285 ounces of rhodium under the Amended Master Lease Agreement, with a notional value of approximately $71,500 and $3,900, respectively. All of the leases outstanding at March 31, 2013 had initial terms of one to ten months, maturing no later than May 31, 2013 (with future minimum rentals of approximately $1,030 until maturity in May 2013).

The Company and DB recently entered into an extension of the lease facility from May 31, 2013 to July 15, 2013 (or earlier if certain events of default or acceleration events occur under the Company’s other outstanding indebtedness, the restructuring support agreement is terminated or the restructuring transactions are consummated). The extension also includes a forbearance agreement, as more fully described in Note 21 below. In connection with the proposed restructuring of the Company’s outstanding Notes and other indebtedness, the Company expects to further amend (or replace) the lease facility to provide for a further extension of the term. However, there is no assurance that the Company will be able to further extend the lease facility on terms acceptable to the Company, or at all.

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

At September 30, 2012, long-lived assets of AGY Asia were tested for impairment. As a result, the Company recorded an impairment charge of $13.7 million based on the estimated fair value derived principally from the final non-binding offers submitted by the potential buyers after their due diligence analysis and the estimated future cash flows expected through the completion of a transaction. Since there were primarily unobservable inputs, management concluded that this was a Level 3 fair value measurement. There were no other assets or liabilities required to be measured at fair value in periods subsequent to their initial recognition. The Company performed similar evaluations at December 31, 2012 and March 31, 2013 and concluded that the total recoverable cash flows of the long-lived assets group exceeded its carrying value as of these dates and that no additional impairment was required.

At March 31, 2013 there were no other assets or liabilities required to be measured at fair value in periods subsequent to their initial recognition.

The estimated fair value of the Notes for AGY US was approximately $87.7 million and $80.3 million at March 31, 2013 and December 31, 2012, respectively. The debt fair value estimates are classified under Level 2 because such estimates are based on readily available market prices of our debt at March 31, 2013 and December 31, 2012, or similar debt with the same maturities, rating and interest rates.

16.	NONCONTROLLING INTEREST

On June 10, 2009 the Company purchased a 70% controlling interest in AGY Asia. The 30% noncontrolling interest (“NCI”) was recorded at the acquisition date at a fair value of $12,431 thousand, which was derived from an option agreement, pursuant to which the Company has the right to purchase the remaining 30% NCI at a stipulated multiple of earnings before interest, taxes, depreciation and amortization if certain financial performances are achieved. Grace Technology Investment Co., Ltd and Grace THW Holding Limited (together, “Grace”) have the right to put their remaining 30% ownership to the Company after the one-year anniversary of the execution of the AGY Asia Purchase Agreement at a stipulated multiple of earnings before interest, taxes, depreciation and amortization. The put option became exercisable upon the first anniversary of the completion date of the AGY Asia acquisition, June 10, 2010, and will expire on December 31, 2013.

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

At March 31, 2013 and December 31, 2012, the Company recorded the attribution of the NCI net loss and other comprehensive income according to ASC 810-10-65 and performed a subsequent measurement of the probable redemption amount per ASC 480-10-S99. As of March 31, 2013 and December 31, 2012, the equity instrument is redeemable but its carrying value was nil as of both dates. Therefore, only the redemption amount assessed as of the end of the period is classified in mezzanine equity and any NCI above this amount is presented in permanent equity.

Changes in noncontrolling interest are set forth below:

	Mezzanine Equity	Permanent Equity	Total NCI
Balance as of January 1, 2012	$—	$1,439	$1,439

Net loss attributable to NCI – AGY Asia	—	(4,734)	(4,734)
Other comprehensive income attributable to NCI – AGY Asia	8	—	8
Adjustment to NCI Redemption amount assessment	(8)	8	—

Balance as of December 31, 2012	$—	$(3,287)	$(3,287)

Net loss attributable to NCI – AGY Asia	—	(20)	(20)
Other comprehensive loss attributable to NCI – AGY Asia	54	—	54
Adjustment to NCI Redemption amount assessment	(54)	54	—

Balance as of March 31, 2013	$—	$(3,253)	$(3,253)

17.	INCOME TAXES

During the three months ended March 31, 2013, the Company’s effective tax rate was an expense of 0.34%. This rate varied from the statutory rate of 34% due primarily to increases in the valuation allowance for domestic deferred tax assets, which are not more-likely-than-not to be realized, change in foreign valuation allowance, losses on domestic and foreign subsidiaries with no tax benefit, state taxes and foreign rate differential. Generally, the Company can recognize deferred tax assets for the losses incurred until such time that the aggregate deferred tax assets exceed aggregate deferred tax liabilities that do not relate to assets with an indefinite useful life. The deferred tax liabilities relied upon in the Company’s assessment of the realizability of its deferred tax assets will reverse in the same period and jurisdiction and are of the same character as the temporary differences giving rise to the deferred tax assets.

During the three months ended March 31, 2012, the Company’s effective tax rate was nil. This rate varied from the statutory rate of 34% due primarily to increases in the valuation allowance for domestic and foreign deferred tax assets which are not more-likely-than-not to be realized, losses on domestic and foreign subsidiaries with no tax benefit, state taxes and foreign rate differential.

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

In addition to the alloy metal leases discussed in Note 14, we also lease other equipment and property under operating leases. Total rent expense for the three months ended March 31, 2013 and 2012 was approximately $350 and $340, respectively.

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

Three Months Ended March 31, 2013	AGY US	AGY Asia	Corporate and Other	Total
Total net sales	$36,694	$6,990	$—	$43,684
Operating income (loss) (i)	2,752	567	(1,811)	1,508
Depreciation and amortization	2,524	342	—	2,866
Alloy metals depletion, net	1,208	365	—	1,573
Property, plant and equipment, and alloy metals, net	99,522	34,017	—	133,539
Carrying amount of intangible assets	15,806	—	—	15,806
Total assets	164,100	46,226	—	210,326

(i)	Operating loss for the three months ended March 31, 2013 within the corporate and other segment primarily includes $1,560 of restructuring expense for AGY US (discussed in Note 6), stock compensation expense, and the management fees payable to our sponsor.

Three Months Ended March 31, 2012	AGY US	AGY Asia	Corporate and Other	Total
Total net sales	$40,081	$6,975	$0	$47,056
Operating (loss) income (i)	(72)	545	(3,081)	(2,608)
Depreciation and amortization	2,385	408	—	2,793
Alloy metals depletion, net	3,361	100	—	3,461
Property, plant and equipment, and alloy metals, net	109,494	49,849	—	159,343
Carrying amount of intangible assets	16,738	—	—	16,738
Total assets	170,299	62,554	—	232,853

(i)	Operating loss for the three months ended March 31, 2012 within the corporate and other segment primarily includes $2,854 of restructuring expense, stock compensation expense, and the management fees payable to our sponsor.

20.	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

As described in Note 8, an aggregate of $172,000 of the Notes remain outstanding at March 31, 2013. The Notes are guaranteed, fully, unconditionally and jointly and severally, by each of AGY Holding Corp.’s existing and future wholly-owned domestic subsidiaries, other than immaterial subsidiaries (collectively, the “Combined Guarantor Subsidiaries”).

For the purpose of this footnote:

•	AGY Holding Corp. is referred to as “Parent”;

•	The Combined Guarantor Subsidiaries represent all subsidiaries other than the Combined Non-Guarantor subsidiaries defined below; and

•	The “Combined Non-Guarantor Subsidiaries” as of December 31, 2012 and March 31, 2013 include only the subsidiaries forming AGY Asia: AGY Cayman LLC, AGY Hong Kong Ltd and AGY Shanghai.

The following supplemental condensed consolidating financial information is presented on the equity method and reflects the Parent’s separate accounts, the accounts of the Combined Guarantor Subsidiaries, the accounts of the Non-Guarantor Subsidiaries, the consolidating adjustments and eliminations and the total consolidated accounts for the dates and periods indicated.

Condensed Consolidating Balance Sheet

	As of March 31, 2013
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Total current assets	$5,490	$41,889	$11,942	$—	$59,321
Due from (to) affiliates	(55,545)	57,589	(2,044)	—	—
Property, plant and equipment, net	57,154	42,369	34,016	—	133,539
Intangible assets, net	2,267	13,539	—	—	15,806
Investment in unconsolidated entities	133,908	—	—	(133,908)	—
Other assets	1,000	125	535	—	1,660

Total	$144,274	$155,511	$44,449	$(133,908)	$210,326

LIABILITIES, OBLIGATION UNDER PUT/CALL FOR NONCONTROLLING INTEREST AND SHAREHOLDER’S EQUITY
Total current liabilities	$17,125	$13,463	$42,134	$—	$72,722
Long-term debt	213,950	—	—	—	213,950
Other long-term liabilities	—	13,522	186	—	13,708
Obligation under put/call for noncontrolling interest	—	—	—	—	—
Parent’s shareholder’s equity	(86,601)	128,526	5,382	(133,908)	(86,801)
Noncontrolling interest equity	—	—	(3,253)	—	(3,253)

Total	$144,274	$155,511	$44,449	$(133,908)	$210,326

Condensed Consolidating Statements of Operations

	Three Months Ended March 31, 2013
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$36,694	$6,990	$—	$43,684
Cost of goods sold	—	(30,598)	(5,593)	—	(36,191)

Gross profit	—	6,096	1,397	—	7,493

Selling, general and administrative expenses	(251)	(2,942)	(632)	—	(3,825)
Restructuring charges	(1,560)	—	(198)	—	(1,758)
Amortization of intangible assets	—	(251)	—	—	(251)
Other operating expense	—	(151)	—	—	(151)

(Loss) income from operations	(1,811)	2,752	567	—	1,508

Interest expense	(5,531)	—	(651)	—	(6,182)
Equity earnings in unconsolidated entities	2,652	—	—	(2,652)	—
Other (expense) income, net	—	(16)	16	—	—

(Loss) income before income tax expense	(4,690)	2,736	(68)	(2,652)	(4,674)
Income tax expense	—	(16)	—	—	(16)

Net (loss) income	(4,690)	2,720	(68)	(2,652)	(4,690)
Less: Net loss attributable to the noncontrolling interest	20	—	20	(20)	20

Net (loss) income attributable to AGY Holding Corp.	$(4,670)	$2,720	$(48)	$(2,672)	$(4,670)

Comprehensive (loss) income, including portion attributable to noncontrolling interest	$(4,690)	$2,783	$56	$(2,652)	$(4,503)

Condensed Consolidating Statements of Cash Flows

	Three Months Ended March 31, 2013
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss) income	$(4,690)	$2,720	$(68)	$(2,652)	$(4,690)
Equity earnings in unconsolidated entities	(2,652)	—	—	2,652	—
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation, alloy metals depletion and amortization	271	3,733	707	—	4,711
Stock compensation	38	—	—	—	38
Change in assets and liabilities	5,342	(2,415)	(1,359)	—	1,568
Parents loans and advances	2,338	(2,901)	563	—	—

Net cash provided by (used in) operating activities	647	1,137	(157)	—	1,627

Cash flows from investing activities:
Purchase of property, plant and equipment and alloy metals	—	(1,137)	—	—	(1,137)
Decrease (increase) in restricted cash	200	—	(371)	—	(171)

Net cash used in investing activities	200	(1,137)	(371)	—	(1308)

Cash flows from financing activities:
Net payments from Revolving Credit Facility	(275)	—	—	—	(275)
Net payment on AGY Asia Credit Facility borrowings Debt issuances and others	—	—	(250)	—	(250)

Net cash used by financing activities	(275)	—	(250)	—	(525)

Effect of exchange rate changes on cash	(18)	—	77	—	59

Net increase (decrease) in cash	554	—	(701)	—	(147)

Cash, beginning of period	162	—	3,481	—	3,643

Cash, end of period	$716	$—	$2,780	$—	$3,496

Condensed Consolidating Balance Sheet

	As of December 31, 2012
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Total current assets	$4,330	$39,304	$11,787	$—	$55,421
Due from (to) affiliates	(54,526)	56,219	(1,693)	—	—
Property, plant and equipment, net	58,527	44,110	34,363	—	137,000
Intangible assets, net	2,951	13,376	—	—	16,327
Investment in unconsolidated entities	131,104	—	—	(131,104)	—
Other assets	990	—	342	—	1,332

Total	$143,376	$153,009	$44,799	$(131,104)	$210,080

LIABILITIES, OBLIGATION UNDER PUT/CALL FOR NONCONTROLLING INTEREST AND SHAREHOLDER’S EQUITY
Total current liabilities	$11,452	$13,398	$42,539	$—	$67,389
Long-term debt	214,225	—	—	—	214,225
Other long-term liabilities	—	13,868	186	—	14,054
Obligation under put/call for noncontrolling interest	—	—	—	—	—
Parent’s shareholder’s equity	(82,301)	125,743	5,361	(131,104)	(82,301)
Noncontrolling interest equity	—	—	(3,287)	—	(3,287)

Total	$143,376	$153,009	$44,799	$(131,104)	$210,080

Condensed Consolidating Statements of Operations

	Three Months Ended March 31, 2012
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$40,081	$7,172	$(197)	$47,056
Cost of goods sold	—	(36,687)	(5,862)	197	(42,352)

Gross profit	—	3,394	1,310	—	4,704

Selling, general and administrative expenses	(227)	(3,054)	(687)	—	(3,968)
Restructuring charges	(2,854)	—	(78)	—	(2,932)
Amortization of intangible assets	—	(251)	—	—	(251)
Other operating (expense) income	—	(161)	—	—	(161)

(Loss) income from operations	(3,081)	(72)	545	—	(2,608)

Interest expense	(5,225)	—	(632)	—	(5,857)
Equity losses (earnings) in unconsolidated entities	100	—	—	(100)	—
Other income, net	—	4	55	—	59

Loss before income tax benefit	(8,406)	(68)	(32)	100	(8,406)
Income tax benefit	—	—	—	—	—

Net loss	(8,406)	(68)	(32)	100	(8,406)
Less: Net loss attributable to the noncontrolling interest	10	—	10	(10)	10

Net loss attributable to AGY Holding Corp.	$(8,396)	$(68)	$(22)	$90	$(8,396)

Comprehensive (loss) income, including portion attributable to noncontrolling interest	$(8,406)	$(119)	$23	$100	$(8,402)

Condensed Consolidating Statements of Cash Flows

	Three Months Ended March 31, 2012
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net loss	$(8,406)	$(68)	$(32)	$100	$(8,406)
Equity losses in unconsolidated entities	100	—	—	(100)	—
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation, alloy metals depletion and amortization	196	5,746	508	—	6,450
Loss on sale, disposal of assets or exchange of property and equipment and alloy metals	—	4	—	—	4
Stock compensation	36	—	—	—	36
Change in assets and liabilities	5,680	2,962	(105)	—	8,537
Parents loans and advances	8,072	(8,351)	279	—	—

Net cash provided by operating activities	5,678	293	650	—	6,621

Cash flows from investing activities:
Purchase of property, plant and equipment and alloy metals	—	(293)	—	—	(293)

Net cash used in investing activities	—	(293)	—	—	(293)

Cash flows from financing activities:
Net payments on Revolving Credit Facility	(5,000)	—	—	—	(5,000)
Net payment on AGY Asia Credit Facility borrowings	—	—	(415)	—	(415)

Net cash used by financing activities	(5,000)	—	(415)	—	(5,415)

Effect of exchange rate changes on cash	3	—	(47)	—	(44)

Net increase in cash	681	—	188	—	869

Cash, beginning of period	504	—	1,764	—	2,268

Cash, end of period	$1,185	$—	$1,952	$—	$3,137

21.	Subsequent events

On or about May 15, 2013, the Company and Holdings entered into a restructuring and support agreement with the Majority Bondholders and certain stockholders of Holdings in connection with a proposed restructuring transaction in which, subject to certain conditions, the Company expects to offer the Majority Bondholders and certain other holders of its outstanding Notes the opportunity to exchange Notes for (a) newly issued shares of convertible participating preferred stock, par value $0.01 per share, of Holdings having an aggregate initial issuance price equal to 50% of the principal amount of Notes submitted for exchange plus 50% of the accrued and unpaid interest on the Notes submitted for exchange, (b) new 11% senior second lien notes due 2016 issued by AGY (“New Notes”), in an aggregate principal amount equal to 50% of the aggregate principal amount of Notes submitted for exchange and having substantially similar terms to the terms of the Notes, except that the stated maturity of the New Notes will be December 15, 2016 and the New Notes will be “144A-for-life,” and (c) cash (to be paid as accrued interest on the New Notes for the period from the last interest payment date on the Notes through the date of exchange) in an amount equal to 50% of the accrued and unpaid interest on the Notes submitted for exchange. Concurrently with the exchange of Notes for New Notes and Holdings preferred stock, AGY expects to solicit consents to certain proposed amendments to the indenture governing the Notes to eliminate substantially all of the covenants and collateral provisions and certain events of default currently applicable to the Notes.

Pursuant to the restructuring and support agreement, and subject to its terms, the Majority Bondholders have agreed to (a) participate in the contemplated exchange transaction for their Notes, (b) use commercially reasonable efforts to consummate the contemplated restructuring transactions and (c) forbear from exercising their rights under the indenture governing the Notes with respect to any event of default arising out of or resulting from failure to (i) make any interest payment on the Notes or (ii) pay any amount due under the Amended Credit Facility or the Amended Master Lease Agreement. The parties’ obligations under the restructuring and support agreement are subject to the satisfaction or waiver of certain conditions and termination rights, as set forth in the restructuring and support agreement.

In connection with the execution of the restructuring and support agreement, the Company also entered into an amendment to the Amended Master Lease Agreement, which extends the maturity of the Amended Master Lease Agreement to July 15, 2013, or earlier if certain events of default or acceleration events occur under the Company’s other outstanding indebtedness, the restructuring support agreement is terminated or the restructuring transactions are consummated, and a forbearance agreement with UBS under the Amended Credit Facility, pursuant to which UBS agrees to forbear from exercising its rights under the Amended Credit Facility to accelerate the Company’s payment obligations thereunder as a result of any failure to make the interest payment due on May 15, 2013 on the Notes. In connection with the proposed restructuring of the Company’s outstanding Notes and other indebtedness, the Company intends to further amend (or replace) the Amended Credit Facility and the Amended Master Lease Agreement. However, there is no assurance that the Company will be able to complete the proposed exchange transaction or the further amendments (or replacements of) the Amended Credit Facility and the Amended Master Lease Agreement on terms acceptable to the Company, or at all.

The accounting effects of the proposed restructuring transaction have not yet been determined but could be material to the consolidated financial statements going forward.

ITEM 2. – Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report contains forward-looking statements with respect to our operations, industry, financial condition and liquidity. These statements reflect our management’s assessment of a number of risks and uncertainties. Our actual results could differ materially from the results anticipated in these forward-looking statements as a result of certain factors identified in this Quarterly Report and in our 2012 Annual Report on Form 10-K (the “2012 Form 10-K”) filed with the Securities and Exchange Commission. An additional statement made pursuant to the Private Securities Litigation Reform Act of 1995 and summarizing certain of the principal risks and uncertainties inherent in our business is included herein under the caption “Disclosure Regarding Forward-Looking Statements.” You are encouraged to read this statement carefully.

You should read the following discussion and analysis in conjunction with the accompanying financial statements and related notes, and with the consolidated financial statements and notes thereto included in our 2012 Form 10-K.

Unless the context requires otherwise, the terms “AGY,” the “Company,” “we” and “our” in this report refer to AGY Holding Corp. and its subsidiaries.

GENERAL

We are a leading manufacturer of advanced glass fibers that are used as reinforcing materials in numerous diverse high-value applications, including aircraft laminates, ballistic armor, pressure vessels, roofing membranes, architectural fabrics and specialty electronics. We are focused on serving end-markets that require glass fibers for applications with demanding performance criteria, such as the aerospace, defense, construction, electronics, automotive and industrial end-markets.

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

Since 2011, we have been experiencing mixed results in demand for some of our key end markets. Demand recovery in certain end markets in 2012 has been offset by restrictions on defense-related demand due to general reductions of U.S. and foreign government military vehicle and equipment procurements. Additionally, we have implemented several product rationalization programs which have also resulted in lower sales volume.

Profitability, however, has improved during 2012 and the first quarter of 2013 driven principally by the sale of higher margin product lines, the implementation of several key productivity programs, and sound cost control efforts. In order to pursue our strategy, we will execute the following initiatives:

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

As described more fully in Note 1 to the Consolidated Financial Statements, we are also pursuing divestiture of AGY Asia and of certain non-core business lines (including CFM, wound products and conductive roving) and the assets located in our Huntingdon, Pennsylvania manufacturing facilities. We do not expect any possible transaction related to AGY Asia to impact the AGY US reporting segment, because only approximately 0.7% of the reported revenue for AGY US was derived from products produced by AGY Asia over the last 12 months. Further, the long-term borrowings and other obligations of AGY Asia are not guaranteed by AGY US.

Additionally, AGY US expects to maintain its commercial presence and sales channels for glass fibers produced in North America but sold to the Asian market, primarily for specialty electronics applications. We also believe that the re-alignment of our product portfolio following completion of the non-core asset divestiture will allow AGY to re-align our product portfolio enabling us to return to our core capabilities, focus on specialty materials products and reduce our financial leverage.

We believe we are making progress in our AGY US segment to improve operating efficiency, to expand our specialty product offerings and our markets, and to manage more efficiently our working capital requirements. However, our free cash flow generation remained modest in 2012 and in the first quarter of 2013 as the benefit of these improvements was partly offset by the funding of our restructuring initiatives.

Additionally, AGY US and Holdings’ major shareholder recently initiated discussions with AGY’s U.S. lenders, DB, UBS and certain bondholders in connection with a proposed restructuring of the Company’s indebtedness and capital structure. While the Company is seeking to complete the restructuring transaction as quickly as possible, there is no assurance that the Company will be able to successfully complete the restructuring on the terms anticipated, or at all. As a result of these discussions with our U.S. lenders, DB, UBS and certain bondholders, the Company does not intend to make the interest payment on the Notes that is due on May 15, 2013, which constitutes a default under the terms of the Notes, subject to cure within 30 days. As further described in Note 21, the Company has entered into a restructuring and support agreement with the Majority Bondholders, under which the Majority Bondholders have agreed, among other things, to forbear from exercising their rights under the indenture governing the Notes with respect to any event of default arising out of or resulting from failure to make any interest payment on the Notes or pay any amount due under the Amended Credit Facility or the Amended Master Lease Agreement. The Company also has entered into a forbearance agreement with UBS and an amendment to its Amended Master Lease Agreement with DB that extends the maturity of such lease to July 15, 2013 and also includes a forbearance agreement, each as more fully described in Note 21 above.

CRITICAL ACCOUNTING POLICIES

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In preparing our financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses included in the financial statements. Estimates are based on historical experience and other information then currently available, the results of which form the basis of such estimates. While we believe our estimation processes are reasonable, actual results could differ from our estimates. The critical accounting policies that affect the Company’s more complex judgments and estimates are described in our 2012 Form 10-K.

In February 2013, the Financial Accounting Standards Board issued Accounting Standard Updated 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” (“ASU 2013-02”). ASU 2013-02 requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. ASU 2013-02 is effective for annual periods and interim periods within those periods beginning after December 15, 2012. The Company adopted this update in the current quarter. For the three months ended March 31, 2013, the amounts reclassified out of accumulated other comprehensive income were not material.

Results of Operations

The following tables summarize our results of operations in dollars and as a percentage of net sales for the three months ended March 31, 2013 and 2012 (dollars in thousands):

	Three Months Ended March 31,
	2013	2012
Net Sales
AGY US	$36,694	$40,081
AGY Asia	6,990	7,172

	43,684	47,253
Intersegment sales	—	(197)

Total net sales	43,684	47,056
Cost of goods sold	36,191	(42,352)

Gross profit	7,493	4,704
Selling, general and administrative expenses	(3,825)	(3,968)
Restructuring charges	(1,758)	(2,932)
Amortization of intangible assets	(251)	(251)
Other operating expense, net	(151)	(161)

Income (loss) from operations	1,508	(2,608)
Other non-operating income, net	—	59
Interest expense	(6,182)	(5,857)

Loss before income taxes	(4,674)	(8,406)
Income tax expense	(16)	0

Net loss	(4,690)	(8,406)
Less: Net loss attributable to noncontrolling interest	20	10

Net loss attributable to AGY Holding Corp.	$(4,670)	$(8,396)

	Three Months Ended March 31,
	2013	2012
Net Sales
AGY US	84.0%	85.2%
AGY Asia	16.0%	15.2%

	100.0%	100.4%
Intersegment sales	0.0%	(0.4)%

Total net sales	100.0%	100.0%
Cost of goods sold	(82.8)%	(90.0)%

Gross profit	17.2%	10.0%
Selling, general and administrative expenses	(8.8)%	(8.4)%
Restructuring charges	(4.0)%	(6.2)%
Amortization of intangible assets	(0.6)%	(0.5)%
Other operating expense, net	(0.4)%	(0.4)%

Income (loss) from operations	3.4%	(5.5)%
Other non-operating income, net	—%	0.1%
Interest expense	(14.1)%	(12.5)%

Loss before income taxes	(10.7)%	(17.9)%
Income tax expense	0.0%	0.0%
Net loss	(10.7)%	(17.9)%

Less: Net loss attributable to noncontrolling interest.	0.0%	0.1%

Net loss attributable to AGY Holding Corp.	(10.7)%	(17.8)%

As further discussed below, we use EBITDA and Adjusted EBITDA, which are non-GAAP financial measures, to measure our operating performance.

EBITDA and Adjusted EBITDA (which are defined below) are reconciled from net loss determined under GAAP as follows (dollars in thousands):

	Three Months Ended March 31,
	2013	2012
Statement of operations data:
Net loss	$(4,690)	$(8,406)
Interest expense	6,182	5,857
Income tax expense (benefit)	16	—
Depreciation and amortization	2,866	2,793

EBITDA	$4,374	$244

	Three Months Ended March 31,
	2013	2012
EBITDA	$4,374	$244
Adjustments to EBITDA:
Alloy depletion charge, net (a)	1,573	3,461
Non-cash compensation charges (b)	38	36
Management fees (c)	213	191
Restructuring charges (d)	1,758	2,932

Adjusted EBITDA	7,956	6,864
Less: Adjusted EBITDA attributable to the noncontrolling interest	(446)	(356)

Adjusted EBITDA attributable to AGY Holding Corp.	$7,510	$6,508

	Three Months Ended March 31,
	2013	2012
Adjusted EBITDA allocated to AGY Holding Corp. segment breakdown:
AGY US and Corporate	$6,468	$5,678
AGY Asia	1,042	830

	$7,510	$6,508

(a)	We purchase or lease alloy metals that are used in our manufacturing process. During the manufacturing process a small portion of the alloy metal is physically consumed. When the metal is actually consumed we recognize a non-cash charge. This expense is recorded net of the amount of metal that can be recovered after some specific treatment and net of the charges associated with such recovery treatment.
(b)	Reflects the non-cash compensation expenses related to awards under Holdings’ 2006 Stock Option Plan and Holdings’ restricted stock granted to certain members of management.
(c)	Reflects the elimination of the management fee payable to our sponsor, Kohlberg & Company, LLC, pursuant to a management agreement entered into in connection with the Acquisition.
(d)	Reflects the elimination of the restructuring charges associated primarily with (i) the engagement of professional services firms to lead 1) rapid operational improvement opportunities, reset the strategic direction and provide interim senior management services for AGY US, 2) divestiture of CFM and the assets located in the Huntingdon, Pennsylvania manufacturing facility and 3) refinancing and recapitalization discussions with lenders or a change of control of AGY Asia, (ii) reduction in the AGY US salaried force.

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

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

Net sales. Net sales decreased $3.4 million, or 7.2%, to $43.7 million for the three months ended March 31, 2013, compared to $47.1 million during the comparable quarter of 2012.

AGY US experienced a $3.4 million, or 8.5%, net decrease in sales three months ended March 31, 2013, compared to the same period of 2012. This decrease was primarily due to $8.3 million of lower sales volumes partly offset by $4.9 million of favorable product mix resulting from a greater focus on sale of specialty materials and product rationalization efforts. Aerospace, Oil and Gas revenues were $12.9 million, or up 12% when compared to 2012, reflecting continued robust demand for both aircraft retrofit and new build activity and increased demand for oil and gas fracking applications. Defense revenues were $1.9 million, or down 16%, compared to prior year as a result of fewer domestic and international structural armor programs. The electronics market revenues were $6.5 million, or down only 3% compared to the same period of 2012, relating to a continued improvement in the variety of products sold, with increasing volumes of C1200 for high-end electronics applications almost offsetting the overall sales volume decline of 25% for this market. The industrial market revenues of the U.S. operating segment decreased to $15.5 million, or 21% compared to the same period of 2012. This decrease reflects $2.0 million, $1.1 million and $1.1 million of lower construction, CFM and other miscellaneous industrial revenues, respectively, driven by reduced domestic demand for architectural roofing applications and a weak economic environment.

AGY Asia’s contribution to consolidated net sales of $7.0 million for the first quarter of 2013 was essentially level compared to the same period in 2012.

Gross profit. Consolidated gross profit was $7.5 million, or 17.2% of net sales, for the three months ended March 31, 2013, compared to $4.7 million, or 10.0%, during the comparable quarter of 2012.

Gross profit for AGY US increased $2.7 million during the first quarter of 2013, due principally to (i) $3.2 million impact from improvements in average selling price and a favorable product mix, (ii) $2.2 million of lower metal operating losses in the first quarter of 2013 resulting primarily from the advanced sale of 2012 metal recoveries in late 2011, (iii) $0.8 million higher cost of goods in the first quarter of 2012 from the 2012 sale of inventory, manufactured in 2011 with larger efficiency losses, and (iv) $0.6 million decrease of cost of goods sold from indirect cost absorption related to a larger inventory decrease during the first quarter of 2012 when compared to 2013. These gains were offset by (i) $3.7 million of decreased margin from lower sales volumes in the first quarter of 2013 compared to 2012, and (ii) a $0.4 million in non-cash costs resulting from standard costs revaluations and lower depreciation expense. Additionally, the reduction in manufacturing cash costs from the execution of operational projects improvements and cost control initiatives was offset by higher alloy lease costs due to higher margin required by the Amended Master Lease Agreement since July 2012.

AGY Asia segment gross profit increased $0.1 million as inflation in labor was more than offset by lower taxes and freight costs associated with lower export sales during the first quarter of 2013 when compared to the same period of 2012. Additionally, first quarter of 2013 gross profit was negatively impacted by a $0.3 million correction of prior years’ alloy depletion expenses, the impact of which was not material for the consolidated financial statements for the three months ended March 31, 2013.

Selling, general and administrative expenses. Selling, general and administrative (“SG&A”) expenses decreased $0.14 million, or 3.6%, to $3.8 million during the first quarter of 2013 compared to $4.0 million during the first quarter of 2012.

This reflects an $88 thousand decrease of SG&A for AGY US primarily due to lower variable compensation accrual recorded during the three months ended March 31, 2013 when compared to the same period of 2012, partially offset by higher professional fees related primarily to the consulting agreement with our Chief Financial Officer, Interim which started in April 2012.

AGY Asia SG&A decreased $55 thousand to $0.6 million in the first quarter of 2013 when compared to the same period of 2012, primarily as a result of reduced headcount.

SG&A expenses increased from 8.4% of net sales for the three months ended March 31, 2012 to 8.8% of net sales for the three months ended March 31, 2013.

Restructuring charges. In the three months ended March 31, 2013, we recorded $1.8 million in restructuring charges, of which (i) $1.6 million resulted from the actions we initiated in our AGY US segment during the last 15 months to improve our organizational cost structure, operational efficiency, production stability, quality and liquidity position and reset the strategic direction, and (ii) $0.2 million were primarily in conjunction with the advisors engaged in 2012 to assist with a possible combination of AGY Asia with another party. For both business segments, the restructuring charges related primarily to professional fees in addition to a salaried headcount reduction for AGY US.

In the three months ended March 31, 2012, we recorded $2.9 million in restructuring charges for our AGY US segment in conjunction with the same restructuring initiatives described above.

Interest expense. Interest expense increased $0.3 million from $5.9 million for the three months ended March 31, 2012 to $6.2 million for the three months ended March 31, 2013. The increase was primarily due to higher borrowing costs for AGY US in the first quarter of 2013 compared to 2012.

Income tax expense. Income tax expense was not significant for the three months ended March 31, 2013 and 2012 due to the limitation on recording tax benefits from net operating losses. The effective tax rate was (0.34%) and nil for the first quarter of 2013 and 2012, respectively. For both periods, this rate varied from the statutory rate of 34% due primarily to change of valuation allowances for domestic and foreign deferred tax assets, which are not more-likely-than-not to be realized, losses on domestic and foreign subsidiaries with no tax benefit, state taxes and foreign rate differential. Generally, the Company can recognize deferred tax assets for the losses incurred until such time that the aggregate deferred tax assets exceed aggregate deferred tax liabilities that do not relate to assets with an indefinite useful life. The deferred tax liabilities relied upon in the Company’s assessment of the realizability of its deferred tax assets will reverse in the same period and jurisdiction and are of the same character as the temporary differences giving rise to the deferred tax assets.

Net loss. As a result of the aforementioned factors, including lower restructuring costs, improved AGY US operating performances and the successful move of our sales mix towards a higher concentration of advanced materials with higher margin, which more than offset the lower volumes sold, we reported a net loss attributable to AGY Holding Corp. of $4.7 million for the three months ended March 31, 2013, compared to a net loss of $8.4 million for the three months ended March 31, 2012. The net result attributable to the 30% noncontrolling interest in AGY Asia not owned by AGY Holding Corp. was not significant for both the first quarter of 2013 and 2012.

LIQUIDITY, CAPITAL RESOURCES AND OTHER RELATED MATTERS

AGY Holding Corp. and its Domestic Subsidiaries’ Liquidity

In the first three months of 2013, our principal sources of domestic liquidity were cash on hand, cash from operations and borrowings from our revolving credit facility. Our domestic need for liquidity arises primarily from interest payments on the outstanding $172.0 million principal amount of our Notes, interest and principal payments on our Amended Credit Facility, the funding of capital expenditures, alloy metals, strategic initiatives, restructuring expenses, normal recurring operating expenses and working capital requirements. As of March 31, 2013, AGY US had total liquidity of $14.4 million, consisting of $0.7 million in unrestricted cash and approximately $13.7 million of borrowing availability under the Amended Credit Facility. If our borrowing availability under the Amended Credit Facility falls below $6.25 million, we will be subject to a springing financial maintenance covenant, under which we would likely be in default.

Interest on the Notes is payable semi-annually on May 15 and November 15 of each year. As a result of the recent discussions initiated with our U.S. lenders, DB, UBS and certain bondholders in connection with a proposed restructuring of AGY’s indebtedness and capital structure, we will not make the approximately $9.5 million interest payment due on the Notes on May 15. The default resulting from such failure to make the interest payment on the Notes can be cured under the indenture governing the Notes within a thirty-day grace period. As described in its Current Report on Form 8-K filed with the Securities and Exchange Commission on May 15, 2013, the Company recently entered into a Restructuring and Support Agreement with holders of approximately 92% in aggregate principal amount of the outstanding Notes. Pursuant to the Restructuring and Support Agreement, these holders have agreed to, among other things, forbear from exercising their rights under the indenture governing the Notes with respect to any event of default arising out of or resulting from failure to make any interest payment on the Notes or as a result of any failure to make any payments due under the Amended Master Lease Agreement or Amended Credit Facility. In the event the Restructuring and Support Agreement is terminated, we will be required to make the full interest payment (together with any default interest then due) on the Notes prior to the later of June 15, 2013 and the termination of the forbearance agreement contained in the Restructuring and Support Agreement, in which event we will seek one or more options to strengthen our liquidity, including a sale of assets or other financing arrangements. However, if we are unable to consummate the proposed restructuring transaction and are required to make the full interest payment on the Notes, there can be no assurance that we will be able to generate sufficient liquidity on terms acceptable to us, or at all, and, as a result, if we are unable to make such payment amounts due under the indenture governing the Notes, the Notes may be accelerated and our lenders may accelerate our payment obligations under the Amended Credit Facility and the Amended Master Lease Agreement.

Please refer to section “Risk Factors – Risks Related to our Indebtedness” in our 2012 Form 10-K for additional discussion regarding our liquidity.

In the absence of acceleration of the amounts due thereunder, there are no mandatory payments of principal on the Amended Credit Facility or on the Notes scheduled prior to their earliest maturity in August 2014 and November 2014, respectively.

AGY Asia’s Liquidity

AGY Asia’s cash requirements stem primarily from interest and principal payments, capital expenditures, alloy metals, strategic and restructuring initiatives, normal recurring operating expenses and working capital requirements and have been historically funded by cash on hand, cash from operations and borrowings under the AGY Asia financing arrangement (“AGY Asia Credit Facility”).

As of March 31, 2013, AGY Asia had total liquidity of $2.8 million, consisting only of unrestricted cash as access to undrawn borrowing availability under the term loan and the working capital loan of approximately $2.5 million was terminated by the AGY Asia lender in April 2012. As a result, there are no amounts available to be borrowed under the AGY Asia Credit Facility. After several amendments of the term loan amortization negotiated in 2012 and in the first quarter of 2013, AGY Asia has remaining mandatory repayment obligations of $22.8 million in 2013, of which $16.7 million is due in May and $6.1 million is due in October. The lender retains the right to accelerate the loan repayment at any time if the lender deems that no substantial progress on AGY Asia refinancing, recapitalization or change of control is being made. There is no assurance that we will be able to permanently revise the term loan amortization schedule on terms acceptable to us, or at all. If AGY Asia is unable to reach agreement with its lender to modify the term loan amortization schedule beyond May 2013, then AGY Asia may default under its loan agreement and the total outstanding debt of approximately $27.2 million may be accelerated. As a result, all the outstanding borrowings under the term loan were classified as current liabilities as of March 31, 2013.

In addition, the working capital loan of AGY Asia in the aggregate amount of approximately $11.6 million matures in May 2013. If AGY Asia is unable to obtain an extension of the commitment or refinance the working capital loan prior to maturity, or if the commitment amount of any refinancing should be decreased, AGY Asia’s ability to finance its current operations and meet its short-term obligations could be adversely affected.

Please refer to section “Risk Factors – Risks Related to our Indebtedness” in our 2012 Form 10-K for additional discussion regarding the liquidity of AGY Asia.

Working Capital

We define working capital as total current assets, excluding unrestricted cash, less total current liabilities, including short-term borrowings and current portion of long-term debt. We reported a working capital deficiency of $16.9 million and $15.6 million on March 31, 2013 and December 31, 2012, respectively.

AGY US working capital was $18.1 million and $20.3 million as of March 31, 2013 and December 31, 2012, respectively. The $2.2 million decrease related to (a) a $4.9 million increase in accrued liabilities, due primarily to an increase of accrued interest on our Notes and restructuring expenses, (b) a $0.9 million increase in trade payables, and (c) a $0.2 million decrease in current deferred tax, offset by (d) increases of $2.7 million, $0.6 million, and $0.5 million in AGY US trade receivables, inventories, and current assets, respectively.

AGY Asia reported a working capital deficiency of $35.0 million and $35.9 million on March 31, 2013 and December 31, 2012, respectively. The $0.9 million increase related to (a) increases of $0.4 million, $0.1 million, $0.4 million in AGY Asia restricted cash, trade receivables and other current assets, (b) decreases of $0.3 million and $0.2 million decrease in accrued liabilities and in short-term borrowings and current portion of long-term, respectively, offset by (c) decrease of $0.1 million in inventories and (d) increases of $0.4 million in trade payables.

Other balance sheet items

Net Property, Plant and Equipment and Alloy Metals. Net property, plant and equipment and alloy metals decreased $3.5 million from December 31, 2012 to March 31, 2013, primarily due to $4.2 million of depreciation and alloy metals depletion expenses. We expended $0.6 million for capital projects primarily in AGY US, including accrued construction in progress. Additionally AGY Asia had $0.1 million of positive currency translation adjustments.

Long Term Debt. Long-term debt increased $0.3 million from December 31, 2012 to March 31, 2013 as a result of higher borrowings under our Amended Credit Facility due to $1.1 million of capital expenditures and a $0.6 million increase in book cash, offset by $1.8 million of operating cash flows and a $0.2 million decrease in restricted cash.

Three months ended March 31, 2013 compared to three months ended March 31, 2012

Cash flows from operating activities

Cash provided by operating activities was $1.6 million for the three months ended March 31, 2013, compared to $6.6 million during the three months ended March 31, 2012. The $5.0 million decrease in cash provided by operating activities is attributed to a global $1.5 million decrease in operating working capital during the first quarter of 2013 as compared to an $8.5 million decrease during the first quarter of 2012. This decrease in cash provided by working capital components was offset in part by a $0.1 million income (as adjusted for non-cash items) recognized during the period compared to a $1.9 million loss (as adjusted for non-cash items) recognized during the comparable period of 2012.

Cash flow from investing activities

Cash used by investing activities was $1.3 million for the three months ended March 31, 2013, compared to $0.3 million for the three months ended March 31, 2012. The $1.0 million increase in cash used by investing activities was primarily due to an increase in capital spending of our AGY US and a $0.4 million increase in AGY Asia restricted cash for letters of credit issued in support of trade supplier payments, partly offset by a $0.2 million decrease in AGY US restricted cash related to collateral support for equipment leases.

Cash flow from financing activities

Cash used by financing activities was $0.5 million for the three months ended March 31, 2013, compared to $5.4 million for the three months ended March 31, 2012. The $4.9 million change was primarily attributable to (i) a $4.7 million increase in cash provided by revolver loans to AGY US, and (ii) $0.2 million lower debt repayment on AGY Asia borrowings.

Indebtedness

AGY US

Senior Secured Revolving Credit Facility. On June 15, 2012, the Company entered into the Amended Credit Facility that provides for an expanded credit facility of up to $60 million and matures on the earlier of June 15, 2016 or 90 days prior to the maturity date of the Notes. The terms used in this subsection are as defined in the Amended Credit Facility. On July 25, 2012, the Company amended its credit facility to, among other things, permit the amendment of the Original Master Lease Agreement, to require delivery of certain additional reports and to add a minimum Fully Adjusted EBITDA (as defined in the Amended Master Lease Agreement) financial covenant, which is measured as of each calendar quarter end based on the last four quarters’ Fully Adjusted EBITDA (see Note 18 to the Consolidated Financial Statements for the year ended December 31, 2012 filed on 2012 Form 10-K).

Availability under the facility is determined by a borrowing base equal to the sum of: (i) an advance rate against eligible accounts receivable of up to 85%, plus (ii) the lesser of (A) 65% of the book value of eligible inventory (valued at the lower of cost or market) and (B) 85% of the net orderly liquidation value for eligible inventory, plus (iii) up to $40 million of eligible alloy inventory, plus (iv) subject to the extension, replacement or renewal of, on terms and conditions satisfactory to agent (as defined in the Amended Credit Facility), the lesser of (A) 70% of the net orderly liquidation value of eligible equipment, plus 50% of the fair market value of eligible real estate, (B) an amount equal to $6 million on the Closing Date and reduced by $375 thousand on the day after the last day of each full fiscal quarter thereafter and (C) 15% of the Borrowing Base, minus (v) 100% of mark-to-market risk on certain interest hedging arrangements, minus (vi) a reserve of $2.5 million, and minus (vii) other reserves as the lender may determine in its permitted discretion. This amended definition of the borrowing base calculation resulted in lower reserves and higher advance rates on certain of our assets when compared to the definition that was in effect prior to the amendment of the credit facility as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011, originally filed with the SEC on March 30, 2012.

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

The Amended Credit Facility contains customary representations and warranties and customary affirmative and negative covenants, including, among other things, restrictions on indebtedness, liens, investments, mergers and consolidations, dividends and other payments in respect of capital stock, transactions with affiliates, and optional payments and modifications of subordinated and other debt instruments. In addition, the agreement contains a “springing financial maintenance covenant.” Specifically, if any revolving credit facility commitments are outstanding and after the occurrence of (a) a default or an event of default, or (b) the availability under the facility falling below $6.25 million, the Company must maintain a Fixed Charge Coverage Ratio of at least 1.0 to 1.0 for each period of four fiscal quarters ended during, or on the last day of, the fiscal quarter immediately before the events listed in (a) and (b) above.

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

The Company was in compliance with all such covenants as of March 31, 2013. The Company, however, would not have satisfied the springing financial maintenance covenant at March 31, 2013, had it been in effect.

As of March 31, 2013, our borrowing base, calculated in accordance with the terms of the Amended Credit Facility, was $58.1 million. As of March 31, 2013, the Company had issued letters of credit totaling approximately $2.5 million and had cash borrowings of approximately $41.9 million under the facility. The weighted average interest rate for cash borrowings outstanding as of March 31, 2013 was 4.3%. Borrowing availability after giving effect to the borrowing base at March 31, 2013 was approximately $13.7 million.

Senior Second Lien Notes. In connection with our refinancing on October 25, 2006, we issued $175.0 million aggregate principal amount of 11% senior second lien notes (“Old Notes”) to an initial purchaser, which were subsequently resold to qualified institutional buyers and non-U.S. persons in reliance upon Rule 144A and Regulation S under the Securities Act of 1933, as amended. We consummated an exchange offer of the Old Notes in June 2008. Interest on the Notes is payable semi-annually on May 15 and November 15 of each year. Our obligations under the Notes are fully and unconditionally guaranteed, jointly and severally, on a second-priority basis, by each of our existing and future domestic subsidiaries, other than immaterial subsidiaries, that guarantee our indebtedness, including the Amended Credit Facility, or the indebtedness of any of our restricted subsidiaries. The indenture does not allow us to pay dividends or distributions on our outstanding capital stock (including to Holdings) and limits or restricts our ability to incur additional debt, repurchase securities, make certain prohibited investments, create liens, transfer or sell assets, enter into transactions with affiliates, issue or sell stock of a subsidiary or merge or consolidate. The indenture permits the trustee or the holders of 25% or more of the Notes to accelerate payment of the outstanding principal and accrued and unpaid interest upon certain events of default, including failure to make required payments of principal and interest when due, uncured violations of the material covenants under the indenture or if lenders accelerate payment of the outstanding principal and accrued unpaid interest due to an event of default with respect to at least $15.0 million of our other debt, such as under the Amended Credit Facility.

The indenture does not contain any financial maintenance covenants.

In February 2009, we repurchased $3.0 million face amount of Notes for $1.8 million, plus accrued interest and commission, resulting in a net gain on extinguishment of debt of approximately $1.1 million (net of deferred financing fees written off), classified as “other non-operating income”.

As of March 31, 2013, the estimated fair value of the Notes was $87.7 million compared to a recorded book value of $172 million.

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

Term loan. This facility is secured by AGY Asia’s land rights, building, alloy metals and equipment and bears interest annually at the rate of either the five-year lending rate as published by the People’s Bank of China, plus a margin, or six-month LIBOR, plus 3.0%. Term loan borrowings may be made in both local currency and U.S. Dollars, up to certain limits. At March 31, 2013, AGY Asia had borrowings of approximately $27.2 million under the term loan, consisting of a local currency loan of RMB 148,500, or approximately $23.7 million converted at the period-end exchange rate, and a U.S.-Dollar-denominated loan of $3.5 million. The weighted average interest rate for cash borrowings outstanding as of March 31, 2013 was 6.8%.

AGY Asia has mandatory term loan repayment obligations of $22.8 million in 2013 and $4.4 million in 2014. On several occasions in 2012 and during the first quarter of 2013, AGY Asia and its lender amended the term loan amortization to defer the $10.5 million required principal payment originally due in two installments payable in April and October 2012. Following renegotiations, the principal payment was now due in three installments: two down payments of $0.25 million each were due and paid in October 2012 and January 2013 and the balance of $16.7 million is due in May 2013 (including the original principal payment of $6.7 million due in April 2013). In addition, the lender has the right to accelerate the loan repayment at any time if the lender deems that no substantial progress on AGY Asia refinancing, recapitalization or change of control is being made. There is no assurance that we will be able to permanently revise the term loan amortization schedule on terms acceptable to us, or at all. If AGY Asia is unable to reach agreement with its lender to modify the term loan amortization schedule beyond May 2013, then AGY Asia may default under its loan agreement and the total outstanding debt of approximately $27.2 million may be accelerated. As a result of this uncertainty, all the outstanding borrowings under the term loan were classified as current liabilities as of March 31, 2013.

Working Capital Loan. The working capital loan facility was a one-year financing agreement. It is secured by existing and future equipment and assets acquired by AGY Asia and bears interest annually at the rate of either the three-year lending rate as published by the People’s Bank of China, or three-month LIBOR, plus 3.0%. Working capital loan borrowings may be made in both local currency and U.S. Dollars, up to certain limits. In the first quarter of 2013, AGY Asia received an extension of the working capital loan facility to May 2013. However, there is no assurance that we will be able to obtain an extension of the commitment beyond May 2013 on terms acceptable to us, or at all.

At March 31, 2013, the Company had borrowings of approximately USD $11.6 million outstanding under the working capital loan consisting of (i) a local currency loan of RMB 66,500, or approximately USD $10.6 million converted at the period-end exchange rate, and (ii) a U.S.-Dollar-denominated loan of $1.0 million. The weighted average interest rate for cash borrowings outstanding as of December 31, 2012 was 6.5%.

At March 31, 2013, AGY Asia had no outstanding discounted LCs.

In July 2012, the lender declined to extend the letter of credit facility in support of trade supplier payments that was previously in place. AGY Asia is required to provide full guarantee deposits to secure any trade letters of credit and such cash collateral is recorded as restricted cash.

The loan agreements contain customary representations and warranties and customary affirmative and negative covenants, including, among other things, interest coverage, maximum debt-to-assets ratio, restrictions on indebtedness, liens, investments, mergers and consolidations, dividends and other payments in respect of capital stock, and transactions with affiliates. The loan agreements also include customary events of default, including a default upon a change of control. At March 31, 2013, AGY Asia was in compliance with all such covenants, except its debt-to-assets ratio exceeded the 60% limit set in the covenants. This technical default can be cured under the working capital loan agreements by an additional capital contribution if made by the stockholders within three months. Given the potential sale transaction in progress, the stockholders of AGY Asia do not expect to make any additional capital contribution.

As indicated above, all amounts borrowed under the AGY Asia Credit Facility are non-recourse to AGY Holding Corp. or any other domestic subsidiary of AGY Holding Corp.

OTHER FINANCIAL OBLIGATIONS AND COMMITMENTS

We lease under short-term operating leases a significant portion of the alloy needed to support our manufacturing operations. At March 31, 2013, we leased in our AGY US segment approximately 49,800 ounces of platinum and 3,300 ounces of rhodium under the Amended Master Lease Agreement, with a notional value of approximately $71.5 million and $3.9 million, respectively. For the three months ended March 31, 2013, total lease costs of alloy metals were approximately $1.5 million, and were classified as a component of cost of goods sold. Our lease expense is dependent on several factors, including the amount of alloy leased, market spot rates for the alloy and associated lease rates. Market spot rates are subject to daily fluctuation and this fluctuation could result in material changes to our alloy lease expense. All of the leases outstanding at March 31, 2013 had initial terms of one to ten months, maturing no later than May 2013 (with future minimum rentals of approximately $1.0 million until maturity in May 2013). The Company and DB recently entered into an extension of the lease facility from May 31, 2013 to July 15, 2013 (or earlier if certain events of default or acceleration events occur under the Company’s other outstanding indebtedness). In connection with the proposed restructuring of the Company’s outstanding Notes and other indebtedness the Company expects to further amend (or replace) the lease facility to provide for a further extension of the term. However, there is no assurance that the Company will be able to complete any further amendment (or replacement of) the Amended Master Lease Agreement on terms acceptable to the Company or at all.

We also have various operating leases for certain manufacturing equipment, personal and real property.

As discussed in Note 16 to the accompanying Consolidated Financial Statements, in connection with the purchase of AGY Asia, we entered into an option agreement with Grace pursuant to which Grace granted AGY a call option and AGY granted Grace a put option in respect of the 30% interest held by Grace in AGY Asia, in each case until December 31, 2013, unless mutually extended. The option price is determined by a formula outlined in the agreement. The exercise of the call option requires certain minimum financial performance levels to be reached by AGY Asia and the put option became exercisable in June 2010. As of March 31, 2013, the redemption amount of the put option was nil compared to an initial carrying value of $12.4 million.

We are not a party to any significant litigation or claims, other than routine matters incidental to the operation of the Company. We do not expect that the outcome of any pending claims will have a material adverse effect on the Company’s financial position.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This management’s discussion and analysis of financial condition and results of operations includes “forward-looking statements.” All statements included herein, other than statements of historical fact, may constitute forward-looking statements. In some cases you can identify forward-looking statements by terminology such as “may,” “should” or “could.” Generally, the words “anticipates,” “believes,” “expects,” “intends,” “estimates,” “projects,” “plans” and similar expressions identify forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. Among these risks and uncertainties are general economic and business conditions; our ability to complete the debt restructuring on the terms described, or at all; our ability to complete a divestiture or alternative exit event on acceptable terms and in a timely manner; competition from other suppliers of glass fibers, as well as suppliers of competing products; the cyclical nature of certain of the end-markets for our products; adverse macroeconomic and business conditions, continued disruption in credit markets and government policy generally leading to global market downturn; an inability to develop product innovations and improve our production technology and expertise; the loss of a large customer or end-user application; a decision by an end-user to modify or discontinue production of an end-product that has specified the use of our product; an inability to protect our intellectual property rights; liability for damages based on product liability claims; increases in energy costs, alloy metals costs and raw materials costs and availability; fluctuation in the market price of alloy metals, which could reduce our AGY US borrowing base and subsequently impair our liquidity, or could increase the cost of acquiring or leasing alloy metals required for the production of glass fibers; labor disputes or increases in labor costs; difficulties and delays in manufacturing; a reliance on Owens Corning for some of our bushing fabrication; an inability to successfully implement our cost reduction initiatives through restructuring and capital expenditure programs; our substantial indebtedness and ability to generate cash flows to service our debt; our compliance with the restrictive covenants contained in our various debt agreements, including the triggering of a springing covenant if our AGY US borrowing capacity declines below $6.25 million, which would require a minimum fixed charge coverage ratio that we would not currently satisfy and would likely result in an event of default under our Amended Credit Facility; AGY Asia’s ability to satisfy its mandatory term loan repayment obligations, to refinance its working capital loan, and to get a waiver for the breach of the maximum debt-to-assets ratio covenant; increases in our leverage; changes in our business strategy or development plans; an inability to successfully integrate future acquisitions; currency and interest rate fluctuations; business risks associated with doing business internationally; the loss of key members of our management; an inability or failure to comply with environmental, health or safety laws and regulations; increases in the cost of compliance with laws and regulations generally; and our limited history of profitable operations since our emergence from Chapter 11 protection on April 2, 2004. Additional factors that could cause actual results to differ materially from these forward-looking statements include, but are not limited to, those risk factors listed from time to time in our filings with the Securities and Exchange Commission. Except as required by applicable law, we assume no obligation and do not intend to update these forward-looking statements.

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

NATURAL GAS COMMODITY RISK AND PLATINUM/RHODIUM RISK

Due to the nature of our manufacturing operations, we are exposed to risks due to changes in natural gas and electricity commodity prices. We may utilize derivative financial instruments in order to reduce some of the variability of the cash flows associated with our forecasted purchases of natural gas. At March 31, 2013, we had no open contracts for physical delivery of natural gas at our Aiken, South Carolina and Huntingdon, Pennsylvania facilities. We had existing contracts for physical delivery of electricity at our Huntingdon, Pennsylvania facility that fix the commodity cost of all of our estimated electricity purchase requirements through December 2013. Although these contracts are considered derivative instruments, they meet the normal purchases exclusion contained in ASC 815, and are, therefore, exempted from the related accounting requirements.

In addition, because we use bushings made with a platinum-rhodium alloy as part of our manufacturing process, we are exposed to risks due to changes in the prices and lease rates of these metals. AGY US’s borrowing capacity is also directly tied, in part, to fluctuations in the market price of alloy metals, particularly platinum and rhodium, for the metals we own and that secure the Amended Credit Facility. At March 31, 2013, the market price per ounce of Platinum and Rhodium was $1,572 and $1,230, respectively. For every $100 reduction in the market price per ounce of Platinum and Rhodium, our ability to borrow under the Amended Credit Facility would be reduced by approximately $1.8 million.

FOREIGN EXCHANGE RISK

We are subject to inherent risks attributed to operating in a global economy. For AGY US, all of our debt and most of our costs are denominated in U.S. dollars. Approximately 1% percent of our sales are denominated in currencies other than the U.S. dollar. Although our level of foreign currency exposure is limited, we may utilize derivative financial instruments to manage foreign currency exchange rate risks.

Approximately 12% of the debt of our subsidiary, AGY Asia, is denominated in U.S. dollars, with the balance denominated in Chinese RMB. In addition, approximately 77% of the sales of AGY Asia are denominated in U.S. dollars, while approximately 83% of its costs are denominated in Chinese RMB.

At March 31, 2013, we had no foreign currency hedging agreements in effect.

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

As required by Rule 13a-15(d) of the Exchange Act, the Company’s management, including the Principal Executive Officer and the Principal Financial Officer, conducted an evaluation of the internal control over financial reporting to determine whether any changes occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Based on that evaluation, the Principal Executive Officer and the Principal Financial Officer concluded no such changes during the quarter ended March 31, 2013 materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1A. Risk Factors

Other than as described below, there have been no material changes from the risk factors previously disclosed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012, which should be read together with the other risk factors and information disclosed elsewhere in this Quarterly Report on Form 10-Q and our other reports filed with the SEC.

The following disclosure supplements the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2012 under the heading “Risks Related to Our Business”:

If we are unable to consummate the restructuring transactions on the terms described in the Restructuring and Support Agreement, or at all, and the forbearance agreements under the Restructuring and Support Agreement, the forbearance agreement with UBS and the amendment to the Amended Master Lease Agreement with DB terminate, then, if we are unable to make the interest payments due under the Notes when due, we will be in default under the Notes, which could result in an acceleration of all amounts under the indenture governing the Notes as well as a cross-default under the Amended Master Lease Agreement and the Amended Credit Facility.

If we are unable to complete the proposed restructuring transactions and the forbearance agreements with our bondholders, lenders and lessor terminate, we will be required to make all interest payments due on the Notes (including default interest in respect of any amounts that were not paid when due). In addition, if we are unable to extend the maturity of (or replace) the Amended Master Lease Agreement with DB beyond July 15, 2013 (or earlier maturity as applicable) we will be in default under the Amended Credit Facility and will be unable to continue to operate our business in the absence of an alternative source of supply of the metals provided under the Amended Master Lease Agreement. If we are unable to make the interest payments on the Notes or adequately address the pending maturity of the Amended Master Lease Agreement with DB, all amounts outstanding under the indenture governing the Notes as well as the Amended Credit Facility could be accelerated and become due and payable. Any acceleration actions taken by our bondholders as a result of this or any other event of default could result in cross-default triggers under the Amended Credit Facility and the Amended Master Lease Agreement, ultimately causing the Amended Credit Facility to immediately become due and payable and requiring us to either deliver the precious metals units leased under the Amended Master Lease Agreement to the lessor or purchase or cause a third party to purchase such precious metals units. If an acceleration of either the Amended Credit Facility or the Notes were to occur, we would not be able to repay such amounts when due, which would have a material adverse effect on our business, liquidity and financial condition, and there is no assurance that we would be able to obtain replacement financing on terms acceptable to us, or at all. If we were required to deliver the precious metals units leased under the Amended Master Lease Agreement to the lessor or purchase or cause a third party to purchase such precious metals units, we would not be able to deliver such precious metals units to the lessor without such delivery having a material adverse effect on our business, liquidity and financial condition, we would not be able to purchase such precious metals units, and there is no assurance that we would be able to cause a third party to purchase such precious metals units on terms acceptable to us, or at all. A failure by us upon a default under the Amended Master Lease Agreement to deliver such precious metals units to lessor, purchase such precious metals units or cause a third party to purchase such precious metals units would trigger a cross-default under the Amended Credit Facility and may also result in a cross-default under the indenture governing the Notes.

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

AGY Holding Corp.

Date: May 15, 2013	By:	/s/ Jay W. Ferguson
Jay W. Ferguson Chief Financial Officer, Interim

EXHIBIT INDEX

Exhibit Number	Description

31.1	Rule 13a-14(a) and 15d-14(a) Certification of Principal Executive Officer +

31.2	Rule 13a-14(a) and 15d-14(a) Certification of Principal Financial Officer and Principal Accounting Officer +

32.1	Section 1350 Certification of Principal Executive Officer +

32.2	Section 1350 Certification of Principal Financial Officer and Principal Accounting Officer+

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

+	Filed herewith.